Form 10-Q
period 1995-03-31
PERMIAN BASIN ROYALTY TRUST
filed 1995-05-15
CIK 319654

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549



                                Form 10-Q



             Quarterly Report Pursuant To Section 13 or 15(d)
                 of the Securities Exchange Act of 1934



               For the Quarterly Period Ended March 31, 1995


                          Commission File No. 1-8033



                         PERMIAN BASIN ROYALTY TRUST


       Texas                                           I.R.S. No. 75-6280532


                  NationsBank of Texas, N.A., Trust Department
                               P. O. Box 1317
                          Fort Worth, Texas 76101

                       Telephone Number 817/390-6905



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---   ---

Number of units of beneficial interest outstanding at May 15, 1995:
46,608,796

                           PERMIAN BASIN ROYALTY TRUST

                          PART I - FINANCIAL STATEMENTS


Item 1.  Financial Statements

The condensed financial statements included herein have been prepared by NationsBank of Texas, N.A. as Trustee for the Permian Basin Royalty Trust, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Trust's latest annual report on Form 10-K. In the opinion of the Trustee, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the assets, liabilities and trust corpus of the Permian Basin Royalty Trust at March 31, 1995, and the distributable income and changes in trust corpus for the three-month periods ended March 31, 1995 and 1994 have been included. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

Deloitte & Touche L.L.P., independent certified public accountants, has made a review of the condensed financial statements as of March 31, 1995 and for the three-month periods ended March 31, 1995 and 1994 included herein.

INDEPENDENT ACCOUNTANTS' REPORT


NationsBank of Texas, N.A. as Trustee
  for the Permian Basin Royalty Trust:

We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of the Permian Basin Royalty Trust as of March 31, 1995 and the related condensed statements of distributable income and changes in trust corpus for the three-month periods ended March 31, 1995 and 1994. These financial statements are the responsibility of the Trustee.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

The accompanying condensed financial statements are prepared on a modified cash basis as described in Note 1, which is a comprehensive basis of accounting other than generally accepted accounting principles.

Based on our review, we are not aware of any material modifications that should be made to such condensed financial statements for them to be in conformity with the basis of accounting described in Note 1.

We have previously audited, in accordance with generally accepted auditing standards, the statement of assets, liabilities and trust corpus of the Permian Basin Royalty Trust as of December 31, 1994, and the related statements of distributable income and changes in trust corpus for the year then ended (not presented herein); and in our report dated March 20, 1995 we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed statement of assets, liabilities and trust corpus as of December 31, 1994 is fairly stated in all material respects in relation to the statement of assets, liabilities and trust corpus from which it has been derived.




/s/DELOITTE & TOUCHE LLP
- - ------------------------
DELOITTE & TOUCHE LLP

May 2, 1995

PERMIAN BASIN ROYALTY TRUST

CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS


                                                                                MARCH 31,         DECEMBER 31,
                                                                                  1995                1994
ASSETS                                                                            ----                ----
- - ------                                                                         (UNAUDITED)
Cash and short-term investments                                              $     754,847       $  1,706,227
Net overriding royalty interests in producing
    oil and gas properties (net of accumulated
    amortization of $6,743,591 and $6,679,160
    at March 31, 1995 and December 31, 1994,
    respectively)                                                                4,231,625          4,296,056
                                                                                ----------         ----------
                                                                             $   4,986,472       $  6,002,283
                                                                                ==========         ==========

LIABILITIES AND TRUST CORPUS
- - ----------------------------

Distribution payable to Unit holders                                         $     754,847       $  1,706,227
Trust corpus - 46,608,796 Units of beneficial
    interest authorized and outstanding                                          4,231,625          4,296,056
                                                                                ----------         ----------

                                                                             $   4,986,472       $  6,002,283
                                                                                ==========         ==========

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

                                                                                     THREE MONTHS ENDED
                                                                                          MARCH 31,
                                                                              -------------------------------
                                                                                  1995               1994
                                                                                  ----               ----
Royalty income                                                               $  3,174,416       $  6,270,504
Interest income                                                                     9,311              5,090
                                                                               ----------         ----------
                                                                                3,183,727          6,275,594

General and administrative expenditures                                           149,582            193,871
                                                                                ---------          ---------

Distributable income                                                         $  3,034,145       $  6,081,723
                                                                               ==========         ==========


Distributable income per Unit (46,608,796 Units)                             $    .065097       $    .130484
                                                                               ==========         ==========

The accompanying notes to condensed financial statements are an integral part of these statements.

PERMIAN BASIN ROYALTY TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

                                                                                     THREE MONTHS ENDED
                                                                                          MARCH 31,
                                                                               -------------------------------
                                                                                  1995                1994
                                                                                  ----                ----
Trust corpus, beginning of period                                            $   4,296,056       $  4,843,157
Amortization of net overriding royalty interests                                   (64,431)          (132,131)
Distributable income                                                             3,034,145          6,081,723
Distributions declared                                                          (3,034,145)        (6,081,723)
                                                                                ----------         ----------

Trust corpus, end of period                                                  $   4,231,625       $  4,711,026
                                                                                ==========         ==========


The accompanying notes to condensed financial statements are an integral part of this statement.

PERMIAN BASIN ROYALTY TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1.     BASIS OF ACCOUNTING

       The Permian Basin Royalty Trust ("Trust") was established as of November 1, 1980. The financial statements of the Trust are prepared on the following basis:

       * Royalty income recorded for a month is the amount computed and paid by the interest owner, Southland Royalty Company ("Southland"), to NationsBank of Texas, N.A. ("Trustee") as Trustee for the Trust. Royalty income consists of the amounts received by the owner of the interest burdened by the net overriding royalty interests ("Royalties") from the sale of production less accrued production costs, development and drilling costs, applicable taxes, operating charges, and other costs and deductions, multiplied by 75% in the case of the Waddell Ranch Properties and 95% in the case of the Texas Royalty Properties.

       * Trust expenses recorded are based on liabilities paid and cash reserves established out of cash received or borrowed funds for liabilities and contingencies.

       * Distributions to Unit holders are recorded when declared by the Trustee.

       * The conveyance which transferred the overriding royalty interest to the Trust provides that any excess of production costs over gross proceeds must be recovered from future net profits.

       The financial statements of the Trust differ from financial statements prepared in accordance with generally accepted accounting principles ("GAAP") because revenues are not accrued in the month of production; certain cash reserves may be established for contingencies which would not be accrued in financial statements prepared in accordance with GAAP; and amortization of the Royalties calculated on a unit-of-production basis is charged directly to trust corpus.

2.     FEDERAL INCOME TAXES

       For Federal income tax purposes, the Trust constitutes a fixed investment trust which is taxed as a grantor trust. A grantor trust is not subject to tax at the trust level. The Unit holders are considered to own the Trust's income and principal as though no trust were in existence. The income of the Trust is deemed to have been received or accrued by each Unit holder at the time such income is received or accrued by the Trust rather than when distributed by the Trust.

       The Royalties constitute "economic interests" in oil and gas properties for Federal income tax purposes. Unit holders must report their share of the revenues of the Trust as ordinary income from oil and gas royalties and are entitled to claim depletion with respect to such income.

       The Trust has on file technical advice memoranda confirming the tax treatment described above.

       The classification of the Trust's income for purposes of the passive loss rules may be important to a Unit holder. As a result of the Tax Reform Act of 1986, royalty income will generally be treated as portfolio income and will not offset passive losses.

3.     OTHER MATTERS

       As a result of an issue raised by the Trustee during March 1994 regarding potential underpayments of royalty income by Southland from the Texas Royalty properties beginning January 1991, the March 1994 royalty income included a payment by Southland of $2.9 million, or $.062261 per Unit.

       Further net revisions resulted in additional payments to the Trust by Southland of approximately $221,000 and $133,000 in the quarters ended June 30, 1994 and September 30, 1994, respectively. The payments by Southland were estimates of previous underpayments of royalty income to the Trust and are subject to revision as additional investigation of such underpayments is performed by Southland and the Trustee. Therefore, such payments do not represent final resolution of the issue and there may be further adjustments in the future.
       Accordingly, the amount of the underpayment and the resulting amounts due to the Trust may be more or less than the amounts set forth above.

       The Trust has been advised by Southland that approximately $1.3 million in ad valorem taxes related to 1991 through 1994 for the Texas Royalty properties that Southland did not previously charge to gross proceeds attributable to the Trust will be charged to the Trust over twelve months beginning in March 1995. Such amount will be so charged by deducting such sum from gross proceeds from the Texas Royalty properties in calculating royalty income from such properties. Southland has further advised the Trust that it intends to recover such sums by deducting approximately $87,000 per month from the gross proceeds attributable to the Texas Royalty properties until the full amount of the ad valorem taxes is recovered. The Trustee is in the process of verifying the actual amount of ad valorem taxes involved and discussing with Southland what amount will actually be deducted on a monthly basis from gross proceeds. To the extent charges are made to gross proceeds, the amount of funds available for distribution to Unit holders in the future will be reduced.


                                  * * * * * *

Item 2.  Trustee's Discussion and Analysis

THREE MONTHS ENDED MARCH 31, 1995 AND 1994

For the quarter ended March 31, 1995 royalty income received by the Trust amounted to $3,174,416, compared to royalty income of $6,270,504 during the first quarter of 1994. The distribution in 1994 included $850,000 in regard to the pricing dispute and $2.9 million in regard to the Texas Royalty properties underpayment discussed hereafter. Interest income for the quarter ended March 31, 1995 was $9,311, compared to $5,090 during the first quarter of 1994. The increase in interest income is primarily attributable to the increase in interest rates. General and administrative expenses during the first quarter of 1995 amounted to $149,582, compared to $193,871 during the first quarter of 1994. The decrease in general and administrative expenses can be attributed mainly to timing differences in the receipt and payment of these expenses.

These transactions resulted in distributable income for the quarter ended March 31, 1995 of $3,034,145 or $.065097 per Unit of beneficial interest. Distributions of $.032810, $.016092 and $.016195 per Unit were made to Unit holders of record as of January 31, February 28 and March 31, 1995, respectively. For the first quarter of 1994, distributable income was $6,081,723 or $.130484 per Unit.

Royalty income for the Trust for the quarter ended March 31, 1995 is associated with actual oil and gas production for the period November 1994 through January 1995 from the properties from which the Royalties were carved. Oil and gas sales attributable to the Royalties and the properties from which the Royalties were carved, excluding portions attributable to the adjustments discussed hereafter, are as follows:

                                                                                    First Quarter
                                                                              -------------------------
                                                                               1995               1994
                                                                               ----               ----

ROYALTIES:
Oil sales (Bbls)                                                                158,127        132,208
Gas sales (Mcf)                                                                 513,949        293,974

PROPERTIES FROM WHICH THE ROYALTIES WERE CARVED:
Oil:
Total oil sales (Bbls)                                                          399,487        365,470
Average per day (Bbls)                                                            4,342          3,973
Average price per Bbl                                                            $15.94         $12.95
Gas:
Total gas sales (Mcf)                                                         1,833,983      1,927,109
Average per day (Mcf)                                                            19,934         20,947
Average price per Mcf                                                             $1.74          $1.85

The posted price of oil increased for the first quarter of 1995, compared to the first quarter of 1994, resulting in an average price per barrel of $15.94 compared to $12.95 in the first quarter of 1994. The decrease in the average price of gas from $1.85 in the first quarter of 1994 to $1.74 in the first quarter of 1995 is primarily the result of a decrease in the spot prices of natural gas.

Since the oil and gas sales attributable to the Royalties are based on an allocation formula that is dependent on such factors as price and cost (including capital expenditures), those production amounts do not provide a meaningful comparison. The increase in oil sales from the properties from which the Royalties are carved is primarily a result of the production from the Texas Royalty properties being understated in the first quarter of 1994 due to the underpayment of royalty income beginning January 1991 discussed hereafter. The decrease in gas sales from the properties from which the Royalties were carved for the first quarter of 1995 compared to the first quarter of 1994 can be attributed primarily to the natural decline in deliverability from the wells.

In accordance with the terms of the conveyances which conveyed the Royalties to the Trust, to the extent it has the legal right to do so, Southland has the obligation for marketing the production from the properties from which the Trust's Royalties were carved, at the best prices and on the best terms it deems reasonably obtainable in the circumstances. In accordance with the conveyances, the Trustee gave notice to Southland of the reservation of the Trust's right to question certain lease expenses and the adequacy of prices obtained by Southland for oil production during the period commencing May 1, 1991, and any further resulting or ancillary claims which may exist as a consequence of the foregoing claims as to adequacy of pricing.

On January 3, 1994, the dispute between the Trustee and Southland, regarding the adequacy of prices obtained by Southland for oil production during the period May 1991 through February 1993, was resolved. As a result of the settlement of such dispute, Southland agreed to pay the Trust $850,000 or $.0182369 per Unit. Such payment to the Trust was made on January 31, 1994, and was included in distributions made to Unit holders of record on January 31, 1994. The Trust has been advised by Southland that for the period August 1, 1993, through June 30, 1994, the oil from the Waddell Ranch is being sold under a competitive bid to a third party.

As a result of an issue raised by the Trustee during March 1994 regarding potential underpayments of royalty income by Southland from the Texas Royalty properties beginning January 1991, the March 1994 royalty income included a payment of $2.9 million or $.062261 per Unit by Southland. Further net revisions resulted in additional payments to the Trust by Southland of approximately $221,000 and $133,000 in the quarters ended June 30, 1994 and September 30, 1994, respectively. The payments by Southland were estimates of previous underpayments of royalty income to the Trust and are subject to revision as additional investigation of such underpayments is performed by Southland and the Trustee. Therefore, such payments do not represent final resolution of the issue and there may be further adjustments in the future. The amount of the underpayment and the resulting amounts due to the Trust may be more or less than the amount set forth above.

Capital expenditures for drilling, remedial and maintenance activities on the Waddell Ranch properties during the first quarter of 1995 totaled $2.4 million as compared to $5.4 million for the first quarter of 1994, which included $1.6 million in capital expenditures incurred in 1993 but not included in the royalty calculation until 1994. Southland has informed the Trust that the 1995 capital expenditures budget should total approximately $10.2 million, being $8.4 million for the development program, which consists primarily of drilling, and $1.8 million for maintenance activities.

The Trust has been advised that there were 4 gross (1.875 net) wells completed during the three months ended March 31, 1995 and there were 2 gross (1.0 net) wells in progress. For the three months ended March 31, 1994, there were 13 gross (6.5 net) wells completed and there were 5 gross (2.38 net) wells in progress at March 31, 1994.

Lease operating expense and property taxes totaled $2.8 million for the first quarter of 1995 compared to $2.4 million for the same period in 1994. This increase is primarily attributable to an increase in lease operating expenses due to workovers on the Waddell Ranch properties and the ad valorem taxes underpayment discussed in the next paragraph.

The Trust has been advised by Southland that approximately $1.3 million in ad valorem taxes related to 1991 through 1994 for the Texas Royalty properties that Southland did not previously charge to gross proceeds attributable to the Trust will be charged to the Trust over twelve months beginning in March 1995. Such amount will be so charged by deducting such sum from gross proceeds from the Texas Royalty properties in calculating royalty income from such properties. Southland has further advised the Trust that it intends to recover such sums by deducting approximately $87,000 per month from the gross proceeds attributable to the Texas Royalty properties until the full amount of the ad valorem taxes is recovered. The Trustee is in the process of verifying the actual amount of ad valorem taxes involved and discussing with Southland what amount will actually be deducted on a monthly basis from gross proceeds. To the extent charges are made to gross proceeds, the amount of funds available for distribution to Unit holders in the future will be reduced.

CALCULATION OF ROYALTY INCOME

The Trust's royalty income is computed as a percentage of the net profit from the operation of the properties in which the Trust owns net overriding royalty interests. These percentages of net profits are 75% and 95% in the case of the Waddell Ranch Properties and the Texas Royalty Properties, respectively. Royalty income received by the Trust for the three months ended March 31, 1995 and 1994, respectively, were computed as shown in the table below:

                                                                Three Months Ended March 31,
                                                -------------------------------------------------------------
                                                            1995                             1994
                                                ---------------------------       ---------------------------
                                                   Waddell          Texas           Waddell            Texas
                                                    Ranch          Royalty           Ranch            Royalty
                                                 Properties      Properties       Properties        Properties
                                                 ----------      ----------       ----------        ----------
Gross proceeds of sales from properties
    from which the net overriding
    royalties were carved:
    Oil proceeds                                $ 4,728,639     $ 1,638,003       $3,698,870      $ 1,034,078
    Gas proceeds                                  2,891,010         296,703        3,188,459          369,355
    Other payments                                                                 1,133,334        3,381,031
                                                -----------      ----------       ----------       ----------
    Total                                         7,619,649       1,934,706        8,020,663        4,784,464
                                                -----------      ----------       ----------       ----------

Less:
    Severance tax:
       Oil                                          200,239          72,278          169,853           47,043
       Gas                                          215,164          20,957          238,681           27,702
       Other payments                                                                                 160,953
    Lease operating expense and
       property tax:
       Oil and gas                                2,599,527         220,651        2,310,452          127,015
       Other payments                                                                                 165,458
    Capital expenditures                          2,425,203                        5,435,223
    Excess costs                                                                  (3,102,914)
                                                  ---------       ---------       ----------        ---------
       Total                                      5,440,133         313,886        5,051,295          528,171
                                                  ---------       ---------       ----------        ---------

Net profits                                       2,179,516       1,620,820        2,969,368        4,256,293
Net overriding royalty interests                         75%             95%              75%              95%
                                                  ---------       ---------        ---------        ---------

Royalty income                                  $ 1,634,637     $ 1,539,779      $ 2,227,026      $ 4,043,478
                                                  =========        ========       ==========       ==========

                                              -10-

                         PART II - OTHER INFORMATION

Items 1 through 5.

Not applicable.

Item 6.        Exhibits and Reports on Form 8-K

     (a) Exhibits

          (4)(a) Permian Basin Royalty Trust Indenture dated November 3, 1980, between Southland Royalty Company and The First National Bank of Fort Worth (now NationsBank of Texas, N.A.), as Trustee, heretofore filed as Exhibit (4)(a) to the Trust's Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980 is incorporated herein by reference.

          (4)(b) Net Overriding Royalty Conveyance (Permian Basin Royalty Trust) from Southland Royalty Company to The First National Bank of Fort Worth (now NationsBank of Texas, N.A.), as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit (4)(b) to the Trust's Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980 is incorporated herein by reference.

          (4)(c) Net Overriding Royalty Conveyance (Permian Basin Royalty Trust - Waddell Ranch) from Southland Royalty Company to The First National Bank of Fort Worth (now NationsBank of Texas, N.A.), as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit (4)(c) to the Trust's Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980 is incorporated herein by reference.

          (27)      Financial Data Schedule


     (b)       Reports on Form 8-K

               There were no reports on Form 8-K filed during the quarter ended March 31, 1995.

                                      -11-


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                              NATIONSBANK OF TEXAS, N.A.
                                TRUSTEE FOR THE
                                PERMIAN BASIN ROYALTY TRUST



                              By   /s/ Pamela J. Bradley
                                   -------------------------------------
                                   Pamela J. Bradley
                                   Vice President


Date: May 15, 1995


     (The Trust has no directors or executive officers.)

                                      -12-


                               INDEX TO EXHIBITS

                                                                  Sequentially
Exhibit                                                             Numbered
Number                             Exhibit                             Page
- - -------                            -------                        -------------

(4)(a) Permian Basin Royalty Trust Indenture dated November 3, 1980, between Southland Royalty Company and The First National Bank of Fort Worth (now NationsBank of Texas, N.A.), as Trustee, heretofore filed as Exhibit (4)(a) to the Trust's Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980 is incorporated herein by reference. *

  (b) Net Overriding Royalty Conveyance (Permian Basin Royalty Trust) from Southland Royalty Company to The First National Bank of Fort Worth (now NationsBank of Texas, N.A.), as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit (4)(b) to the Trust's Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980 is incorporated herein by reference. *

  (c) Net Overriding Royalty Conveyance (Permian Basin Royalty Trust - Waddell Ranch) from Southland Royalty Company to The First National Bank of Fort Worth (now NationsBank of Texas, N.A.), as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit (4)(c) to the Trust's Annual
          Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980 is incorporated herein by reference. *

(27)      Financial Data Schedule **

- - -----------------
* A copy of this Exhibit is available to any Unit holder, at the actual cost of reproduction, upon written request to the Trustee, NationsBank of Texas, N.A., P.O. Box 1317, Fort Worth, Texas 76101.

**   Filed herewith.