Form 10-Q
period 1995-06-30
PERMIAN BASIN ROYALTY TRUST
filed 1995-08-14
CIK 319654

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549



                             Form 10-Q



             Quarterly Report Pursuant to Section 13 or 15(d)
                 of the Securities Exchange Act of 1934


               For the Quarterly Period Ended June 30, 1995


                       Commission File No. 1-8033



                       PERMIAN BASIN ROYALTY TRUST


Texas                                           I.R.S. No. 75-6280532


                NationsBank of Texas, N.A., Trust Department
                                P. O. Box 1317
                           Fort Worth, Texas 76101

                        Telephone Number 817/390-6905



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                              --   --

Number of Units of beneficial interest of the Trust outstanding at
August 14, 1995:   46,608,796

                               Page 1 of 13

                        PERMIAN BASIN ROYALTY TRUST

                       PART I - FINANCIAL STATEMENTS


Item 1.  Financial Statements

The condensed financial statements included herein have been prepared by NationsBank of Texas, N.A. as Trustee for the Permian Basin Royalty Trust, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Trust's latest annual report on Form 10-K. In the opinion of the Trustee, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the assets, liabilities and trust corpus of the Permian Basin Royalty Trust at June 30, 1995, and the distributable income and changes in trust corpus for the three-month and six-month periods ended June 30, 1995 and 1994 have been included. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

Deloitte & Touche LLP, independent certified public accountants, has made a limited review of the condensed financial statements as of June 30, 1995 and for the three-month and six-month periods ended
June 30, 1995 and 1994 included herein.

INDEPENDENT ACCOUNTANTS' REPORT

NationsBank of Texas, N.A. as Trustee
  for the Permian Basin Royalty Trust:

We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of the Permian Basin Royalty Trust as of June 30, 1995 and the related condensed statements of distributable income and changes in trust corpus for the three-month and six-month periods ended June 30, 1995 and 1994. These financial statements are the responsibility of the Trustee.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

The accompanying condensed financial statements are prepared on a modified cash basis as described in Note 1, which is a comprehensive basis of accounting other than generally accepted accounting principles.

Based on our reviews, we are not aware of any material modifications that should be made to such condensed financial statements for them to be in conformity with the basis of accounting described in Note 1.

We have previously audited, in accordance with generally accepted auditing standards, the statement of assets, liabilities and trust corpus of the Permian Basin Royalty Trust as of December 31, 1994, and the related statements of distributable income and changes in trust corpus for the year then ended (not presented herein); and in our report dated March 20, 1995, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed statement of assets, liabilities and trust corpus as of December 31, 1994 is fairly stated, in all material respects, in relation to the statement of assets, liabilities and trust corpus from which it has been derived.

/s/ Deloitte & Touche LLP
-------------------------------------
DELOITTE & TOUCHE LLP

August 4, 1995


PERMIAN BASIN ROYALTY TRUST
CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS
-------------------------------------------------------------------------------------
                                                 JUNE 30,          DECEMBER 31,
ASSETS                                             1995                1994
                                                (UNAUDITED)

Cash and short-term investments                  $   754,888         $ 1,706,227
Net overriding royalty interests in producing
   oil and gas properties (net of accumulated
   amortization of $6,789,981 and $6,679,160
   at June 30, 1995 and December 31, 1994)         4,185,235           4,296,056
                                                   ---------           ---------
                                                 $ 4,940,123         $ 6,002,283
                                                   =========           =========
LIABILITIES AND TRUST CORPUS
----------------------------

Distribution payable to Unit holders             $   754,888         $ 1,706,227
Trust corpus - 46,608,796 Units of beneficial
interest authorized and outstanding                4,185,235           4,296,056
                                                   ---------           ---------
                                                 $ 4,940,123         $ 6,002,283
                                                   =========           =========


CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)
------------------------------------------------------------------------------------------
                                   THREE MONTHS ENDED              SIX MONTHS ENDED
                                        JUNE 30,                       JUNE 30,
                              ----------------------------   ----------------------------
                                   1995          1994             1995           1994

Royalty income                 $ 2,251,940   $ 1,524,534      $ 5,426,356    $ 7,795,038
Interest income                      4,541         5,658           13,852         10,748
                                 ---------     ---------        ---------      ---------
                                 2,256,481     1,530,192        5,440,208      7,805,786

General and administrative
expenditures                       132,460       166,633          282,042        360,504
                                 ---------     ---------        ---------      ---------
Distributable income           $ 2,124,021   $ 1,363,559      $ 5,158,166    $ 7,445,282
                                 =========     =========        =========      =========
Distributable income per Unit
(46,608,796 Units)             $   .045571   $   .029255      $   .110668    $   .159739
                                 =========     =========        =========      =========

The accompanying notes to condensed financial statements are an integral part of these statements.


PERMIAN BASIN ROYALTY TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)
---------------------------------------------------------------------------------------------------
                                           THREE MONTHS ENDED              SIX MONTHS ENDED
                                                 JUNE 30,                       JUNE 30,
                                        --------------------------      ---------------------------
                                           1995            1994            1995            1994

Trust corpus, beginning of period       $ 4,231,625     $ 4,711,026     $ 4,296,056     $ 4,843,157
Amortization of net overriding
  royalty interests                         (46,390)       (184,364)       (110,821)       (316,495)
Distributable income                      2,124,021       1,363,559       5,158,166       7,445,282
Distributions declared                   (2,124,021)     (1,363,559)     (5,158,166)     (7,445,282)

Trust corpus, end of period             $ 4,185,235     $ 4,526,662     $ 4,185,235     $ 4,526,662

The accompanying notes to condensed financial statements are an integral part of this statement.

PERMIAN BASIN ROYALTY TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
---------------------------------------------------------------------

1.   BASIS OF ACCOUNTING

     The Permian Basin Royalty Trust ("Trust") was established as of November 1, 1980. The financial statements of the Trust are prepared on the following basis:

     -Royalty income recorded for a month is the amount computed and paid by the interest owner, Southland Royalty Company ("Southland"), to NationsBank of Texas, N.A. ("Trustee") as Trustee for the Trust. Royalty income consists of the amounts received by the owner of the interest burdened by the net overriding royalty interests ("Royalties") from the sale of production less accrued production costs, development and drilling costs, applicable taxes, operating charges, and other costs and deductions multiplied by 75% in the case of the Waddell Ranch Properties and 95% in the case of the Texas Royalty Properties.

     -Trust expenses recorded are based on liabilities paid and cash reserves established out of cash received or borrowed funds for liabilities and contingencies.

     -Distributions to Unit holders are recorded when declared by the Trustee.

     -The conveyance which transferred the overriding royalty interest to the Trust provides that any excess of production costs over gross proceeds must be recovered from future net profits.

     -The financial statements of the Trust differ from financial statements prepared in accordance with generally accepted accounting principles ("GAAP") because revenues are not accrued in the month of production and certain cash reserves may be established for contingencies which would not be accrued in financial statements prepared in accordance with GAAP. Amortization of the Royalties calculated on a unit-of-production basis is charged directly to trust corpus.


2.   FEDERAL INCOME TAXES

     For Federal income tax purposes, the Trust constitutes a fixed investment trust which is taxed as a grantor trust. A grantor trust is not subject to tax at the trust level. The Unit holders are considered to own the Trust's income and principal as though no trust were in existence. The income of the Trust is deemed to have been received or accrued by each Unit holder at the time such income is received or accrued by the Trust and not when distributed by the Trust.

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

                                 *******

Item 2.  Trustee's Discussion and Analysis

Three Months Ended June 30, 1995 and 1994

In the quarter ended June 30, 1995, royalty income received by the Trust amounted to $2,251,940, compared to $1,524,534 for the quarter ended June 30, 1994. Interest income for the quarter ended June 30, 1995 was $4,541 compared to $5,658 for the quarter ended June 30, 1994. The decrease in interest income is attributable primarily to a decrease in funds available for investment (there is a two-month time lag in reporting distributions and receipt of interest income), partially offset by an increase in interest rates. General and administrative expenses during the second quarter of 1995 amounted to $132,460 compared to $166,633 during the second quarter of 1994. The decrease in general and administrative expenses is primarily due to timing differences in the receipt and payment of these expenses.

These transactions resulted in distributable income for the quarter ended June 30, 1995 of $2,124,021 or $.045571 per Unit of beneficial interest. Distributions of $.018004, $.011371 and $.016196 per Unit were made to Unit holders of record on April 28, May 31 and June 30, 1995, respectively. For the quarter ended June 30, 1994, distributable income was $1,363,559 or $.029255 per Unit of beneficial interest.

Royalty income for the Trust for the quarter ended June 30, 1995, is associated with actual oil and gas production for the period February through April 1995 from the properties from which the Trust's net overriding royalty interests ("Royalties") were carved. Oil and gas production attributable to the Royalties and the properties from which the Royalties were carved, excluding portions attributable to the adjustment discussed hereafter, are as follows:

                                                         Second Quarter
                                                    -------------------------
                                                      1995           1994
ROYALTIES:
Oil sales (Bbls)                                       115,981        85,915
Gas sales (Mcf)                                        313,252       416,369

PROPERTIES FROM WHICH THE ROYALTIES WERE CARVED:
Oil:
   Total oil sales (Bbls)                              394,643       398,048
   Average per day (Bbls)                                4,434         4,472
   Average price per Bbl                                $17.13        $12.17
Gas:
   Total gas sales (Mcf)                             1,905,662     1,976,508
   Average per day (Mcf)                                21,412        22,208
   Average price per Mcf                                $ 1.45        $ 1.93

The posted price of oil increased for the second quarter of 1995 compared to the second quarter of 1994, resulting in an average price per barrel of $17.13 in the second quarter of 1995 compared to $12.17 in the second quarter of 1994. The decrease in the average price of gas from $1.93 in the second quarter of 1994 to $1.45 in the second quarter of 1995 is primarily the result of a decrease in the spot prices of natural gas.

Since the oil and gas sales attributable to the Royalties are based on an allocation formula that is dependent on such factors as price and cost (including capital expenditures), those production amounts do not provide a meaningful comparison. The oil and gas sales from the properties from which the Royalties are carved were relatively unchanged for the second quarter of 1995 compared to the second quarter of 1994 due to the development program initiated by the operator.

The Trust has been advised by Southland that there were 9 gross (3.625 net) wells drilled and completed during the three months ended
June 30, 1995 and there were 22 wells in progress. During the three months ended June 30, 1994, there were 10 gross (4.88 net) wells drilled and completed and there were no wells in progress.

Lease operating expense and property tax on the Waddell Ranch properties decreased from $2.7 million in the second quarter of 1994 to $2.3 million in the second quarter of 1995. The 1994 lease operating expense had an upward adjustment of approximately $200,000 due to increases in the ad valorem tax accrual. Capital costs increased from $2.1 million in the second quarter of 1994 to $3.6 million in the second quarter of 1995. Southland has previously advised the trust that the 1995 capital expenditures budget should total approximately $10.2 million, being $8.4 million for the development program, which consists primarily of drilling, and $1.8 million for maintenance activities.

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

In accordance with the conveyance from Southland to the Trust, Southland is entitled to recover cumulative excess production costs from gross proceeds from the properties from which the Royalties are carved. During the second quarter of 1994, approximately $1.68 million of cumulative excess was recovered by Southland from gross proceeds from the Waddell Ranch properties. The remaining cumulative negative amount of approximately $1.4 million was recovered by Southland in July and August 1994. The Trust's royalty interest in the Waddell Ranch properties is the largest asset of the Trust, providing approximately 62% of the royalty income received by the Trust in 1993. The recovery by Southland of such costs out of gross proceeds resulted in the reduction of royalty income from the Waddell Ranch properties available for distribution to Unit holders of the Trust in the months that the recovery was made.

The Trust was advised by Southland that approximately $1.3 million in ad valorem taxes related to 1991 through 1994 for the Texas Royalty properties that Southland did not previously charge to gross proceeds attributable to the Trust will be charged to the Trust over 12 months beginning in March 1995. This charge is being made by Southland deducting approximately $87,000 per month from the gross proceeds attributable to the Texas Royalty properties until the full amount of the ad valorem taxes is recovered.

Six Months Ended June 30, 1995 and 1994

For the six months ended June 30, 1995, royalty income received by the Trust amounted to $5,426,356 compared to royalty income of $7,795,038 for the six months ended June 30, 1994. Interest income for the six months ended June 30, 1995 was $13,852 compared to $10,748 during the six months ended June 30, 1994. The increase in interest income can be attributed primarily to the increase in funds available for investment (there is a two-month time lag in reporting distributions and receipt of interest income). General and administrative expenses for the six months ended June 30, 1995 were $282,042. During the six months ended June 30, 1994, general and administrative expenses were $360,504. The decrease in general and administrative expenses is primarily due to timing differences in the receipt and payment of these expenses.

These transactions resulted in distributable income for the six months ended June 30, 1995 of $5,158,166 or $.110668 per Unit. For the six months ended June 30, 1994, distributable income was $7,445,282 or $.159739 per Unit.

Royalty income for the Trust for the period ended June 30, 1995 is associated with actual oil and gas production for the period November 1994 through April 1995 from the properties from which the Royalties were carved. Oil and gas production attributable to the Royalties and the properties from which the Royalties were carved, excluding portions attributable to the adjustments discussed above, are as follows:

                                                            First Six Months
                                                      -------------------------
                                                         1995          1994
ROYALTIES:
Oil sales (Bbls)                                        274,108       218,123
Gas sales (Mcf)                                         827,201       710,343

PROPERTIES FROM WHICH THE ROYALTIES WERE CARVED:
Oil:
   Total oil sales (Bbls)                               794,130       763,518
   Average per day (Bbls)                                 4,387         4,218
   Average price per Bbl                                 $16.53        $12.48
Gas:
   Total gas sales (Mcf)                              3,739,645     3,903,617
   Average per day (Mcf)                                 20,661        21,567
   Average price per Mcf                                 $ 1.60        $ 1.86


The average price of oil increased during the six months ended
June 30, 1995, compared to the same period in 1994, $16.53 per barrel as compared to $12.48 per barrel. The increase in the average price of oil is primarily due to increases in the posted price for oil. The decrease in the average price of gas from $1.86 per Mcf for the six months ended June 30, 1994 to $1.60 per Mcf for the six months ended June 30, 1995 is primarily the result of a decrease in the spot prices of natural gas.

Since the oil and gas sales attributable to the Royalties are based on an allocation formula that is dependent on such factors as price and cost (including capital expenditures), the production amounts do not provide a meaningful comparison. The oil and gas sales from the properties from which the Royalties are carved were relatively unchanged for the applicable period of 1995 compared to 1994 due to the development program initiated by the operator.

The Trust has been advised by Southland that 13 gross (5.500 net) productive oil wells on the Waddell Ranch properties were drilled and completed during the six months ended June 30, 1995, and that 23 gross (11.38 net) productive oil wells on the Waddell Ranch properties were drilled and completed during the six months ended June 30, 1994. In addition, there were 22 new wells in progress at June 30, 1995. Capital expenditures in 1995 totalled $6,064,000 compared to $7,558,000 in 1994. Southland has previously advised the Trust that the 1995 capital expenditures budget should total approximately $10.2 million, being $8.4 million for the development program, which consists primarily of drilling, and $1.8 million for maintenance activities.

Lease operating expense and property tax on the Waddell Ranch properties decreased from $4,988,000 for the six months ended June 30, 1994 to $4,935,000 in 1995. The 1994 lease operating expense and property tax had an upward adjustment of approximately $300,000 due to an increase in the ad valorem tax accrual. Excluding the effect of this $300,000 adjustment for the six months ended June 30, 1994, the increase in lease operating expense and property tax for the six months ended June 30, 1995 as compared to 1994 is primarily due to the ad valorem tax issue discussed in the next paragraph.

The Trust was advised by Southland that approximately $1.3 million in ad valorem taxes related to 1991 through 1994 for the Texas Royalty properties that Southland did not previously charge to gross proceeds attributable to the Trust will be charged to the Trust over 12 months beginning in March 1995. This charge is being made by Southland deducting approximately $87,000 per month from the gross proceeds attributable to the Texas Royalty properties until the full amount of the ad valorem is recovered.

CALCULATION OF ROYALTY INCOME

The Trust's royalty income is computed as a percentage of the net profit from the operation of the properties in which the Trust owns net overriding royalty interests. These percentages of net profits are 75% and 95% in the case of the Waddell Ranch Properties and the Texas Royalty Properties, respectively. Royalty income received by the Trust for the three months ended June 30, 1995 and 1994 respectively, were computed as shown in the table below:

                                                    Three Months Ended June 30,
                                           ------------------------------------------------------------
                                                        1995                           1994
                                           ------------------------------   ---------------------------

                                            Waddell            Texas          Waddell         Texas
                                             Ranch            Royalty          Ranch         Royalty
                                           Properties        Properties      Properties     Properties
Gross proceeds of sales from
  properties from which the net
  overriding royalties were carved:

  Oil proceeds                           $ 4,955,839        $ 1,802,505      $ 3,868,549     $ 1,214,003

  Gas proceeds                             2,456,989            306,720        3,016,173         385,588
  Other payments                                                                                 158,013

       Total                               7,412,828          2,109,225        6,884,722       1,757,604
                                           ---------          ---------        ---------       ---------
Less:
  Severance tax:
    Oil                                      208,499             83,595          178,609          55,612
    Gas                                      182,908             21,522          226,227          28,919
    Other payments                                                                               (13,321)
  Lease operating expense and
    property tax:
    Oil and gas                            2,335,324            460,261        2,677,203         143,128
    Other payments                                                                               (61,507)
  Capital expenditures                     3,639,049                           2,122,746
  Excess costs                                                                 1,679,937
                                           ---------          ---------        ---------       ---------
          Total                            6,365,780            565,378        6,884,722         152,831
                                           ---------          ---------        ---------       ---------
Net profits                                1,047,048          1,543,847            -           1,604,773

Net overriding royalty interests                  75%                95%              75%             95%
                                            --------          ---------        ---------       ---------
Royalty income                           $   785,286        $ 1,466,654            NIL       $ 1,524,534
                                           =========          =========         ========       =========

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

          (27)      Financial Data Schedule

     (b)  Reports on Form 8-K

There were no reports on Form 8-K filed during the quarter ended June 30, 1995.

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

                                      NATIONSBANK OF TEXAS, N.A.
                                        TRUSTEE FOR THE
                                        PERMIAN BASIN ROYALTY TRUST



                                      By /s/ Pamela J. Bradley
                                         -----------------------------
                                              Pamela J. Bradley
                                               Vice President

Date:  August 14, 1995


          (The Trust has no directors or executive officers.)

                            INDEX TO EXHIBITS

                                                           Sequentially
Exhibit                                                      Numbered
Number                                                         Page
-------                                                   --------------

(4)(a)     Permian Basin Royalty Trust Indenture dated
           November 3, 1980, between Southland Royalty
           Company and The First National Bank of Fort
           Worth (now NationsBank of Texas, N.A.), as
           Trustee, heretofore filed as Exhibit (4)(a) to the Trust's Annual Report on Form 10-K to the
           Securities and Exchange Commission for the fiscal year ended December 31, 1980 is incorporated herein by reference.*

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

(27)       Financial Data Schedule **


* A copy of this Exhibit is available to any Unit holder, at the actual cost of reproduction, upon written request to the Trustee, NationsBank of Texas, N.A., P.O. Box 1317, Fort Worth, Texas 76101. ** Filed herewith.