Form 10-Q
period 1995-09-30
PERMIAN BASIN ROYALTY TRUST
filed 1995-11-13
CIK 319654

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549



                            Form 10-Q



         Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



         For the Quarterly Period Ended September 30, 1995


                    Commission File No. 1-8033



                    PERMIAN BASIN ROYALTY TRUST


   Texas                                         I.R.S. No. 75-6280532


              NationsBank of Texas N.A., Trust Department
                            P. O. Box 1317
                       Fort Worth, Texas 76101

                    Telephone Number 817/390-6905



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                              ---

Number of units of beneficial interest outstanding at November 13, 1995: 46,608,796


                              Page 1 of 14


                       PERMIAN BASIN ROYALTY TRUST

                      PART I - FINANCIAL STATEMENTS


Item 1.   Financial Statements.

The condensed financial statements included herein have been prepared by NationsBank of Texas, N.A. as Trustee for the Permian Basin Royalty Trust, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Trust's latest annual report on Form 10-K. In the opinion of the Trustee, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the assets, liabilities and trust corpus of the Permian Basin Royalty Trust at September 30, 1995, and the distributable income and changes in trust corpus for the three-month and nine-month periods ended September 30, 1995 and 1994 have been included. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

Deloitte & Touche LLP, independent certified public accountants, has made a limited review of the condensed financial statements as of September 30, 1995 and for the three-month and nine-month periods ended September 30, 1995 and 1994 included herein.

INDEPENDENT ACCOUNTANTS' REPORT


NationsBank of Texas, N.A. as Trustee
   for the Permian Basin Royalty Trust:


We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of the Permian Basin Royalty Trust as of September 30, 1995 and the related condensed statements of distributable income and changes in trust corpus for the three-month and nine-month periods ended September 30, 1995 and 1994. These financial statements are the responsibility of the Trustee.

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


/s/ Deloitte & Touche LLP
--------------------------------
DELOITTE & TOUCHE LLP

November 8, 1995


PERMIAN BASIN ROYALTY TRUST
CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS
---------------------------------------------------------------------------------------------------------------
                                                                          September 30,      December 31,
ASSETS                                                                        1995               1994
                                                                           (UNAUDITED)

Cash and short-term investments                                           $   938,577        $ 1,706,227
Net overriding royalty interests in producing
   oil and gas properties (net of accumulated
   amortization of $6,842,322 and $6,679,160
   at September 30, 1995 and December 31, 1994)                             4,132,894          4,296,056
                                                                            ---------          ---------
                                                                          $ 5,071,471        $ 6,002,283
                                                                            =========          =========
LIABILITIES AND TRUST CORPUS

Distribution payable to Unit holders                                      $   938,577        $ 1,706,227
Trust corpus - 46,608,796 Units of beneficial
   interest authorized and outstanding                                      4,132,894          4,296,056
                                                                            ---------          ---------
                                                                          $ 5,071,471        $ 6,002,283
                                                                            =========          =========


CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)
--------------------------------------------------------------------------------------------------------------
                                                  Three Months Ended               Nine Months Ended
                                                     September 30,                   September 30,
                                            ------------------------------   -----------------------------
                                                1995            1994             1995             1994

Royalty income                               $ 2,609,871     $ 4,243,310      $ 8,036,227     $12,038,348
Interest income                                    4,938           2,256           18,790          13,004
                                               ---------       ---------        ---------      ----------
                                               2,614,809       4,245,566        8,055,017      12,051,352

General and administrative
   expenditures                                   68,968          61,533          351,010         422,037
                                               ---------       ---------        ---------      ----------
Distributable income                         $ 2,545,841     $ 4,184,033      $ 7,704,007     $11,629,315
                                               =========       =========        =========      ==========
Distributable income per Unit
   (46,608,796 Units)                        $  0.054621     $  0.089769      $  0.165289     $  0.249508
                                               =========       =========        =========       =========

The accompanying notes to condensed financial statements are an integral part of these statements.


PERMIAN BASIN ROYALTY TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)
---------------------------------------------------------------------------------------------------------------
                                                  Three Months Ended                 Nine Months Ended
                                                     September 30,                     September 30,
                                             ----------------------------        -------------------------
                                                1995            1994                1995          1994

Trust corpus, beginning of period            $ 4,185,235    $ 4,526,662        $ 4,296,056   $ 4,843,157
Amortization of net overriding
   royalty interests                             (52,341)      (128,172)          (163,162)     (444,667)
Distributable income                           2,545,841      4,184,033          7,704,007    11,629,315
Distributions declared                        (2,545,841)    (4,184,033)        (7,704,007)  (11,629,315)
                                               ---------      ---------          ---------     ---------

Trust corpus, end of period                  $ 4,132,894    $ 4,398,490        $ 4,132,894   $ 4,398,490
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

PERMIAN BASIN ROYALTY TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
---------------------------------------------------------------------


1.    BASIS OF ACCOUNTING

      The Permian Basin Royalty Trust ("Trust") was established as of November 1, 1980. The financial statements of the Trust are prepared on the following basis:

     - Royalty income recorded for a month is the amount computed and paid by the interest owner, Southland Royalty Company ("Southland"), to NationsBank of Texas, N.A., ("Trustee") as Trustee for the Trust. Royalty income consists of the amounts received by the owner of the interest burdened by the net overriding royalty interests ("Royalties") from the sale of production less accrued production costs, development and drilling costs, applicable taxes, operating charges, and other costs and deductions, multiplied by 75% in the case of the Waddell Ranch properties and 95% in the case of the Texas Royalty properties.

     - Trust expenses recorded are based on liabilities paid and cash reserves established out of cash received or borrowed funds for liabilities and contingencies.

     - Distributions to Unit holders are recorded when declared by the Trustee.

     - The conveyance which transferred the overriding royalty interest to the Trust provides that any excess of production costs over gross proceeds must be recovered from future net profits.

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

                                    ******

Item 2.   Trustee's Discussion and Analysis

Three Months Ended September 30, 1995 and 1994

During the quarter ended September 30, 1995, royalty income received by the Trust amounted to $2,609,871 compared with $4,243,310 during the third quarter of 1994. Interest income for the quarter ended
September 30, 1995 was $4,938, compared with $2,256 during the third quarter of 1994. The increase in interest income can be attributed primarily to an increase in the amount of funds available for investment (there is a two-month time lag in reporting distributions and receipt of interest income) and an increase in interest rates. General and administrative expenses during the third quarter of 1995 amounted to $68,968, compared with $61,533 during the third quarter of 1994. The increase in general and administrative expenses is primarily due to timing differences in the receipt and payment of these expenses.

Distributable income for the quarter ended September 30, 1995 was $2,545,841, or $.054621 per Unit of beneficial interest.
Distributions of $.021772, $.012712 and $.020137 per Unit were made to Unit holders of record on July 31, August 31 and September 29, 1995, respectively. For the third quarter of 1994, distributable income was $4,184,033, or $.089769 per Unit.

Royalty income for the Trust for the quarter ended September 30, 1995 is associated with actual oil and gas production for the period May through July 1995 from the properties from which the Trust's net overriding royalty interests ("Royalties") were carved. Oil and gas sales attributable to the Royalties and the properties from which the Royalties were carved, excluding portions attributable to the adjustment discussed in the notes to condensed financial statements, are as follows:

                                                                                  Three Months Ended
                                                                                     September 30,
                                                                               -------------------------
                                                                                 1995            1994
ROYALTIES:
Oil sales (Bbls)                                                                 130,859        221,421
Gas sales (Mcf)                                                                  373,842        568,364

PROPERTIES FROM WHICH THE ROYALTIES WERE CARVED:
Oil:
   Total oil sales (Bbls)                                                        427,980        445,643
   Average per day (Bbls)                                                          4,652          4,844
   Average price per Bbl                                                          $16.65         $16.49
Gas:
   Total gas sales (Mcf)                                                       1,923,573      2,115,194
   Average per day (Mcf)                                                          20,908         22,991
   Average price per Mcf                                                          $ 1.57         $ 1.58


The posted price of oil as well as gas remained relatively unchanged for the third quarter of 1995 compared to the third quarter of 1994. The average price per barrel of oil was $16.65 in 1995 compared to $16.49 in 1994. The average price of gas was $1.57 per Mcf in 1995 as compared to $1.58 per Mcf in 1994.

Since the oil and gas sales attributable to the Royalties are based on an allocation formula that is dependent on such factors as price and costs (including capital expenditures), the production amounts do not provide a meaningful comparison. The oil and gas sales from the properties from which the Royalties are carved decreased for the third quarter of 1995 compared to the third quarter of 1994 primarily due to natural decline in deliverability from the wells, except for the following. Oil sales from the Waddell Ranch properties were up slightly for the third quarter of 1995 compared to the third quarter of 1994 due to successful drilling, recompletion and maintenance activities in 1995. The oil from the Waddell Ranch properties is 74% and 70% of the total oil sales from the properties from which the royalties were carved for the third quarters of 1995 and 1994, respectively.

Lease operating expense and property taxes for the Waddell Ranch properties increased slightly. Capital costs increased from $765,000 in the third quarter of 1994 to $3.1 million in the third quarter of 1995. Southland Royalty Company ("Southland") has previously advised the Trust that the 1995 capital expenditures budget should total approximately $10.2 million, being $8.4 million for the development program, which consists primarily of drilling, and $1.8 million for maintenance activities.

As a result of an issue raised by the Trustee during March 1994 regarding potential underpayments of royalty income by Southland from the Texas Royalty properties beginning January 1991, the March 1994 royalty income included a payment by Southland of $2.9 million or $.062261 per Unit. Further net revisions resulted in additional payments to the Trust by Southland of approximately $221,000 and $133,000 in the quarter ended June 30, 1994, and September 30, 1994, respectively. The payments by Southland were estimates of previous underpayments of royalty income to the Trust and are subject to revision as additional investigation of such underpayments is performed by Southland and the Trustee. Therefore, such payments do not represent final resolution of the issue and there may be further adjustments in the future. The amount of the underpayment and the resulting amount due to the Trust may be more or less than the amount set forth above.

In accordance with the conveyance from Southland to the Trust, Southland is entitled to recover cumulative excess production costs from gross proceeds from the Waddell Ranch properties. At June 30, 1994, the remaining cumulative excess of production costs over gross proceeds from such properties was approximately $1.4 million. Southland recouped such amount, together with interest thereon, from the gross proceeds from the Waddell Ranch properties during July and August 1994.

The Trust was advised by Southland that approximately $1.3 million in ad valorem taxes related to 1991 through 1994 for the Texas Royalty properties that Southland did not previously charge to gross proceeds attributable to the Trust will be charged to the Trust over 12 months beginning in March 1995. This charge is being made by Southland deducting $87,000 per month from the gross proceeds attributable to the Texas Royalty properties until the full amount of the ad valorem taxes is recovered.

The Trust has been advised that there were 8 gross (3.875 net) wells completed during the three months ended September 30, 1995. In addition, there were 20 gross (9.125 net) wells in progress at September 30, 1995. During the three months ended September 30, 1994, there were no wells completed and no wells in progress at September 30, 1994.

Nine Months Ended September 30, 1995 and 1994

For the nine months ended September 30, 1995, royalty income received by the Trust amounted to $8,036,227 compared with royalty income of $12,038,348 during the first nine months of 1994. Interest income for the nine months ended September 30, 1995 was $18,790, compared with $13,004 during the first nine months of 1994. The increase in interest income results primarily from an increase in the amount of funds available for investment. General and administrative expenses during the 1995 period amounted to $351,010. During the first nine months of 1994, general and administrative expenses amounted to $422,037. The decrease in general and administrative expenses is primarily due to timing differences in the receipt and payment of these expenses.

These transactions resulted in distributable income for the nine months ended September 30, 1995 of $7,704,007, or $.165289 per Unit of beneficial interest. For the first nine months of 1994, the distributable income was $11,629,315 or $.249508 per Unit.

Royalty income for the Trust for the nine-month period ended
September 30, 1995, is associated with actual oil and gas production for the period November 1994 through July 1995 from the properties from which the Royalties were carved. Oil and gas sales attributable to the Royalties and the properties from which the Royalties were carved, excluding portions attributable to the adjustment discussed in the notes to condensed financial statements, are as follows:


                                                                                   Nine Months Ended
                                                                                     September 30,
                                                                              ---------------------------
                                                                                 1995            1994
ROYALTIES:
Oil sales (Bbls)                                                                 404,967        439,544
Gas sales (Mcf)                                                                1,201,043      1,278,707

PROPERTIES FROM WHICH THE ROYALTIES WERE CARVED:
Oil:
   Total oil sales (Bbls)                                                      1,222,110      1,209,161
   Average per day (Bbls)                                                          4,477          4,429
   Average price per Bbl                                                          $16.57         $14.19
Gas:
   Total gas sales (Mcf)                                                       5,663,218      6,018,811
   Average per day (Mcf)                                                          20,744         22,047
   Average price per Mcf                                                          $ 1.58         $ 1.71


The posted price of oil increased during the nine months ended September 30, 1995 compared to the same period in 1994, resulting in an average price per barrel of $16.57 compared to $14.19 in the nine months ended September 30, 1994. The decrease in the average price of gas from $1.71 in the nine months ended September 30, 1994 to $1.58 in the same period in 1995 is primarily the result of a decrease in the spot prices of natural gas.

Since the oil and gas sales attributable to the Royalties are based on an allocation formula that is dependent on such factors as price and cost (including capital expenditures), the production amounts do not provide a meaningful comparison. There was a slight increase in oil sales from the properties from which the Royalties were carved in the first nine months of 1995 as compared to the first nine months of 1994. The decrease in the gas sales volumes for the nine months ended September 30, 1995 compared to the gas sales volumes for the same period of 1994 can be attributed primarily to natural decline in deliverability of the wells.

In accordance with the terms of the conveyances which conveyed the Royalties to the Trust, to the extent it has the legal right to do so, Southland has the obligation for marketing the production from the properties from which the Trust's Royalties were carved, at the best prices and on the best terms it deems reasonably obtainable in the circumstances. In accordance with the conveyances, the Trustee gave notice to Southland of the reservation of the Trust's right to question certain lease operating expenses and the adequacy of prices obtained by Southland for oil production during the period commencing
May 1, 1991, and any further resulting or ancillary claims which may exist as a consequence of the foregoing claims as to adequacy of pricing. On January 3, 1994, the dispute between the Trustee and Southland, regarding the adequacy of prices obtained by Southland for oil production during the period May 1991 through February 1993, was resolved. As a result of the settlement of such dispute, Southland agreed to pay the Trust $850,000 or $.0182369 per Unit. Such payment to the Trust was made on January 31, 1994, and was included in distributions made to Unit holders on January 31, 1994. The has been advised by Southland that for the period August 1, 1993, through June 30, 1996, the oil from the Waddell Ranch is being sold under a competitive bid to a third party.

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

The lease operating expense and property taxes on the Waddell Ranch properties for the nine months ended September 30, 1995 were $7,879,000 compared to $7,876,000 for the same period in 1994. The 1994 lease operating expense had an upward adjustment of approximately $300,000 for an increase in the ad valorem tax accrual.

Capital expenditures in 1995 totaled $9,163,000 compared to $8,323,000 in 1994. The increase in these costs is associated with an increase in drilling and recompletion activity.

The Trust has been advised that 21 gross (9.375 net) productive oil wells on the Waddell Ranch properties were drilled and completed during the nine months ended September 30, 1995 and 23 gross (11.38 net) productive oil wells were drilled and completed during the nine months ended September 30, 1994. In addition, there were 20 (9.125 net) wells in progress at September 30, 1995, and no new wells in progress at September 30, 1994.

CALCULATION OF ROYALTY INCOME

The Trust's royalty income is computed as a percentage of the net profit from the operation of the properties in which the Trust owns net overriding royalty interests. These percentages of net profits are 75% and 95% in the case of the Waddell Ranch properties and the Texas Royalty properties, respectively. Royalty income received by the Trust for the quarters ended September 30, 1995 and 1994, respectively, was computed as shown in the table below:


                                                          Three Months Ended September 30,
                                            -------------------------------------------------------------
                                                        1995                            1994
                                            ----------------------------     ----------------------------

                                                Waddell         Texas           Waddell           Texas
                                                 Ranch         Royalty           Ranch           Royalty
                                              Properties     Properties       Properties       Properties
Gross proceeds of sales from
   properties from which the net
   overriding royalties were carved:
   Oil proceeds                              $ 5,303,295    $ 1,821,644      $ 5,240,942    $ 2,106,191
   Gas proceeds                                2,693,276        325,110        2,964,456        368,814
   Other payments                                                                               148,020
                                               ---------      ---------        ---------      ---------

      Total                                    7,996,571      2,146,754        8,205,398      2,623,025
                                               ---------      ---------        ---------      ---------
Less:
   Severance tax:
      Oil                                        222,052         76,599          233,672         96,099
      Gas                                        201,226         24,333          222,121         25,334
      Other payments                                                                              6,277
   Lease operating expense and
      property tax:
      Oil and gas                              2,944,154         506,704       2,888,578        136,892
      Other payments                                                                              1,930
   Capital expenditures                        3,098,860                         765,194
   Excess costs                                                                1,422,977
                                               ---------      ---------        ---------      ---------
      Total                                    6,466,292        607,636        5,532,542        266,532
                                               ---------      ---------        ---------      ---------
Net profits                                    1,530,279      1,539,118        2,672,856      2,356,493

Net overriding royalty interests                      75%            95%              75%            95%
                                                --------      ---------        ---------      ---------
Royalty income                               $ 1,147,709    $ 1,462,162      $ 2,004,642    $ 2,238,668
                                               =========      =========        =========      =========

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

                   (27)       Financial Data Schedule

            (b)   Reports on Form 8-K

                  There were no reports on Form 8-K filed during the quarter ended September 30, 1995.

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


                                   NATIONSBANK OF TEXAS, N.A.
                                     TRUSTEE FOR THE
                                     PERMIAN BASIN ROYALTY TRUST



                                   By  /s/ PAMELA J. BRADLEY
                                      -------------------------------
                                      Pamela J. Bradley
                                         Vice President


Date: November 13, 1995


              (The Trust has no directors or executive officers.)

                           INDEX TO EXHIBITS


                                                          Sequentially
Exhibit                                                      Numbered
Number                         Exhibit                         Page
--------                       -------                     -----------

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


* A copy of this Exhibit is available to any Unit holder, at the actual cost of reproduction, upon written request to the Trustee, NationsBank of Texas, N.A., P. O. Box 1317, Fort Worth, Texas 76101.
**    Filed herewith.