Form 10-K405
period 1995-12-31
PERMIAN BASIN ROYALTY TRUST
filed 1996-04-01
CIK 319654

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                             ---------------------

                                   FORM 10-K

(Mark One)
[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                  For the fiscal year ended December 31, 1995
                                       OR
[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                For the transition period from         to

                         Commission file number 1-8033

                          PERMIAN BASIN ROYALTY TRUST

                 (Exact Name of Registrant as Specified in the
                     Permian Basin Royalty Trust Indenture)

                    TEXAS                                       75-6280532
       (State or Other Jurisdiction of                       (I.R.S. Employer
        Incorporation or Organization)                     Identification No.)

          NATIONSBANK OF TEXAS, N.A.
               TRUST DEPARTMENT
                P.O. BOX 1317
              FORT WORTH, TEXAS                                   76101
   (Address of Principal Executive Offices)                     (Zip Code)

                                 (817) 390-6905
              (Registrant's Telephone Number, Including Area Code)

          Securities registered pursuant to Section 12(b) of the Act:


        TITLE OF EACH CLASS            NAME OF EACH EXCHANGE ON WHICH REGISTERED
    ----------------------------       -----------------------------------------
    UNITS OF BENEFICIAL INTEREST                NEW YORK STOCK EXCHANGE

          Securities registered pursuant to Section 12(g) of the Act:
                                      NONE
                                (Title of Class)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                              -----   -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     At March 27, 1996, there were 46,608,796 Units of Beneficial Interest of the Trust outstanding with an aggregate market value on that date of $145,652,487.

                      DOCUMENTS INCORPORATED BY REFERENCE

     "Units of Beneficial Interest" at page 2; "Trustee's Discussion and Analysis for the Three-Year Period Ended December 31, 1995" at pages 8 and 9; "Results of the 4th Quarters of 1995 and 1994" at page 10; and "Statements of Assets, Liabilities and Trust Corpus," "Statements of Distributable Income," "Statements of Changes in Trust Corpus," "Notes to Financial Statements" and "Independent Auditors' Report" at page 12 et seq., in registrant's Annual Report to security holders for fiscal year ended December 31, 1995 are incorporated herein by reference for Item 5 (Market for Units of the Trust and Related Security Holder Matters), Item 7 (Management's Discussion and Analysis of Financial Condition and Results of Operation) and Item 8 (Financial Statements and Supplementary Data) of Part II of this Report.
================================================================================

                                     PART I

ITEM 1. BUSINESS

     The Permian Basin Royalty Trust (the "Trust") is an express trust created under the laws of the state of Texas by the "Permian Basin Royalty Trust Indenture" (the "Trust Indenture") entered into on November 3, 1980, between Southland Royalty Company ("Southland Royalty") and The First National Bank of Fort Worth, as Trustee. NationsBank of Texas, N.A. (formerly known as NCNB Texas National Bank), a banking association organized under the laws of the United States, as the successor of The First National Bank of Fort Worth, is now the Trustee of the Trust. The principal office of the Trust (sometimes referred to herein as the "Registrant") is located at 500 West Seventh Street, Fort Worth, Texas (telephone number 817/390-6905).

     On October 23, 1980, the stockholders of Southland Royalty approved and authorized that company's conveyance of net overriding royalty interests (equivalent to net profits interests) to the Trust for the benefit of the stockholders of Southland Royalty of record at the close of business on the date of the conveyance consisting of a 75% net overriding royalty interest carved out of that company's fee mineral interests in the Waddell Ranch properties in Crane County, Texas and a 95% net overriding royalty interest carved out of that company's major producing royalty properties in Texas. The conveyance of these interests (the "Royalties") was made on November 3, 1980, effective as to production from and after November 1, 1980 at 7:00 a.m.

     The function of the Trustee is to collect the income attributable to the Royalties, to pay all expenses and charges of the Trust, and then distribute the remaining available income to the Unit holders. The Trust is not empowered to carry on any business activity and has no employees, all administrative functions being performed by the Trustee.

     The Royalties were carved out of and now burden those properties and interests as are more particularly described under "Item 2. PROPERTIES" herein.

     The Royalties constitute the principal asset of the Trust and the beneficial interests in the Royalties are divided into that number of Units of Beneficial Interest (the "Units") of the Trust equal to the number of shares of the common stock of Southland Royalty outstanding as of the close of business on November 3, 1980. Each stockholder of Southland Royalty of record at the close of business on November 3, 1980, received one Unit for each share of the common stock of Southland Royalty then held.

     In 1985, Southland Royalty became a wholly-owned subsidiary of Burlington Northern Inc. ("BNI"). In 1988, BNI transferred its natural resource operations to Burlington Resources Inc. ("BRI") as a result of which Southland Royalty became a wholly-owned indirect subsidiary of BRI. As a result of these transactions, El Paso Natural Gas Company ("El Paso") also became an indirect subsidiary of BRI. In March 1992, El Paso completed an initial public offering of 5,750,000 newly issued shares of El Paso common stock, thereby decreasing BRI's ownership of El Paso to approximately eighty-five percent (85%). On June 30, 1992, BRI distributed all of the shares of El Paso common stock owned by BRI to BRI's stockholders of record as of June 15, 1992. See "Pricing Information" under "Item 2. PROPERTIES" herein.

     Effective January 1, 1996, Southland Royalty, a wholly-owned subsidiary of Meridian Oil Inc. ("MOI") was merged with and into MOI, by which action the separate corporate existence of Southland Royalty ceased and MOI survived and succeeded to the ownership of all of the assets, has the rights, powers and privileges and assumed all of the liabilities and obligations of Southland Royalty.

     The term "net proceeds" as used in the above conveyance means the excess of "gross proceeds" received by MOI during a particular period over "production costs" for such period. "Gross proceeds" means the amount received by MOI (or any subsequent owner of the interests from which the Royalties were carved) from the sale of the production attributable to the properties and interests from which the Royalties were carved, subject to certain adjustments. "Production costs" means, generally, costs incurred on an accrual basis in operating the properties and interests out of which the Royalties were carved, including both capital and non-capital costs; for example, development drilling, production and processing costs, applicable taxes, and operating charges. If production costs exceed gross proceeds in any month, the excess is recovered out of future gross proceeds prior to the making of further payment to the Trust, but the Trust is not liable for any production costs or liabilities attributable to these properties and interests or the minerals produced therefrom. If at any time the Trust receives more than the amount due from the Royalties, it shall not be obligated to return such overpayment, but the amounts payable to it for any subsequent period shall be reduced by such amount, plus interest, at a rate specified in the conveyance.

     To the extent it has the legal right to do so, MOI is responsible for marketing the production from such properties and interests, either under existing sales contracts or under future arrangements at the best prices and on the best terms it shall deem reasonably obtainable in the circumstances. MOI also has the obligation to maintain books and records sufficient to determine the amounts payable to the Trustee. MOI, however, can sell its interests in the properties from which the Royalties were carved.

     Proceeds from production in the first month are generally received by MOI in the second month, the net proceeds attributable to the Royalties are paid by MOI to the Trustee in the third month and distribution by the Trustee to the Unit holders is made in the fourth month. The identity of Unit holders entitled to a distribution will generally be determined as of the last business day of each calendar month (the "monthly record date"). The amount of each monthly distribution will generally be determined and announced ten days before the monthly record date. Unit holders of record as of the monthly record date will be entitled to receive the calculated monthly distribution amount for each month on or before ten business days after the monthly record date. The aggregate monthly distribution amount is the excess of (i) net revenues from the Trust properties, plus any decrease in cash reserves previously established for contingent liabilities and any other cash receipts of the Trust over (ii) the expenses and payments of liabilities of the Trust plus any net increase in cash reserves for contingent liabilities.

     Cash held by the Trustee as a reserve for liabilities or contingencies (which reserves may be established by the Trustee in its discretion) or pending distribution is placed, at the Trustee's discretion, in obligations issued by (or unconditionally guaranteed by) the United States or any agency thereof, repurchase agreements secured by obligations issued by the United States or any agency thereof, or certificates of deposit of banks having a capital surplus and undivided profits in excess of $50,000,000, subject, in each case, to certain other qualifying conditions.

     The income to the Trust attributable to the Royalties is not subject in material respects to seasonal factors nor in any manner related to or dependent upon patents, licenses, franchises or concessions. The Trust conducts no research activities.

     MOI has advised the Trust that it believes that comparable revenues could be obtained in the event of a change in purchasers of production.

ITEM 2. PROPERTIES

     The net overriding royalties conveyed to the Trust include: (1) a 75% net overriding royalty carved out of Southland Royalty's fee mineral interests in the Waddell Ranch in Crane County, Texas (the "Waddell Ranch properties"); and
(2) a 95% net overriding royalty carved out of Southland Royalty's major producing royalty interests in Texas (the "Texas Royalty properties"). The net overriding royalty for the Texas Royalty properties is subject to the provisions of the lease agreements under which such royalties were created. References below to "net" wells and acres are to the interests of Southland Royalty (from which the Royalties were carved) in the "gross" wells and acres.

     The following information in Item 2 is based upon data and information furnished to the Trustee by Southland Royalty or MOI.

PRODUCING ACREAGE, WELLS AND DRILLING

     Waddell Ranch Properties. The Waddell Ranch properties consist of 78,175 gross (34,205 net) producing acres. A majority of the proved reserves are attributable to six fields: Dune, Sand Hills (Judkins), Sand Hills (McKnight), Sand Hills (Tubb), University-Waddell (Devonian) and Waddell. At December 31, 1995, the

Waddell Ranch properties contained 880 gross (373 net) productive oil wells, 156 gross (65 net) productive gas wells and 303 gross (124 net) injection wells.

     Effective May 1, 1991, Chevron USA, Inc. ("Chevron") resigned as operator of the Waddell Ranch properties. Southland Royalty was named the operator of record. All field, technical and accounting operations have been contracted by an agreement between the working interest owners and Coastal Management Corporation but remain under the direction of Southland Royalty, now MOI.

     The Waddell Ranch properties are mature producing properties, and all of the major oil fields are currently being waterflooded. Proved reserves and estimated future net revenues attributable to the properties are included in the reserve reports summarized below. MOI does not own the full working interest in any of the tracts constituting the Waddell Ranch properties and, therefore, implementation of any development programs will require approvals of other working interest holders as well as MOI. In addition, implementation of any development programs will be dependent upon oil and gas prices currently being received and anticipated to be received in the future. During 1995 there were 32 gross (14.075 net) oil wells drilled on the Waddell Ranch properties. At December 31, 1995 there were 3 gross (.8 net) wells in progress on the Waddell Ranch properties. During 1994 there were 22 gross (9.875 net) wells drilled on the Waddell Ranch properties. At December 31, 1994 there were no wells in progress on the Waddell Ranch properties. During 1993 there were 15 gross (6.75 net) wells drilled on the Waddell Ranch properties. At December 31, 1993 there were 4 gross (2 net) wells in progress on the Waddell Ranch properties. During 1992 there were 2 gross (1 net) wells drilled on the Waddell Ranch properties.

     MOI has advised the Trust that the total amount of capital expenditures for 1995 with regard to the Waddell Ranch properties totalled $10,504,989. Capital expenditures include the cost of the 1995 drilling program and remedial and maintenance activities. MOI has advised the Trust that the capital expenditures budget for 1996 totals $9,630,000, of which $2,740,000 is attributable to the 1996 development program, $5,860,000 to workovers and recompletions, $600,000 to a seismic program and $430,000 to capital expenditures that were accrued in 1995 but were not included in the royalty calculations until 1996. Accordingly, there is an estimated 8.3% decrease in capital expenditures for 1996 as compared with the 1995 capital expenditures.

     Texas Royalty Properties. The Texas Royalty properties consist of royalty interests in mature producing oil fields, such as Yates, Wasson, Sand Hills, East Texas, Kelly-Snyder, Panhandle Regular, N. Cowden, Todd, Keystone, Kermit, McElroy, Howard-Glasscock, Seminole and others. The Texas Royalty properties contain approximately 303,000 gross (approximately 51,000 net) producing acres. Detailed information concerning the number of wells on royalty properties is not generally available to the owners of royalty interests. Consequently, an accurate count of the number of wells located on the Texas Royalty properties cannot readily be obtained.

     Approximately $1.3 million in ad valorem taxes related to 1991 through 1994 for the Texas Royalty properties that Southland Royalty did not previously charge to gross proceeds attributable to the Trust is being charged to the Trust over 12 months beginning March 1995. Such amount is being charged by deducting $87,000 per month from gross proceeds attributable to the Texas Royalty properties in calculating royalty income from such properties. To the extent charges are made to gross proceeds, the amount of funds available for distribution to Unit holders will be reduced.

OIL AND GAS PRODUCTION

     The Trust recognizes production during the month in which the related distribution is received. Production of oil and gas and related average sales prices attributable to the Royalties for the three years ended December 31, 1995, excluding portions attributable to the adjustments discussed below, were as follows:

                                         WADDELL                          TEXAS
                                          RANCH                          ROYALTY
                                        PROPERTIES                      PROPERTIES                        TOTAL
                              ------------------------------   ----------------------------   -------------------------------
                                1995       1994       1993      1995       1994      1993       1995       1994       1993
                              --------   --------   --------   -------   --------   -------   --------   --------   ---------
Production
  Oil (barrels)..............   262,221    260,536    463,924   330,922    400,573   399,705    593,143    661,109    863,629
  Gas (Mcf).................. 1,289,005  1,366,386  2,446,838   616,294    731,832   720,025  1,905,299  2,098,218  3,166,863
Average Price
  Oil/barrel.................    $16.84     $16.01     $16.84    $15.71     $13.84    $15.63     $16.55     $14.69     $16.28
  Gas/Mcf....................    $ 1.59     $ 1.70     $ 2.06    $ 1.55     $ 1.73    $ 2.01     $ 1.58     $ 1.71     $ 2.05

     As a result of an issue raised by the Trustee during March 1994 regarding potential underpayments of royalty income by Southland Royalty from the Texas Royalty properties beginning January 1991, the March 1994 royalty income included a payment by Southland Royalty of $2.9 million, or $.062261 per Unit. Further net revisions resulted in additional payments to the Trust by Southland Royalty of approximately $221,000 and $133,000 in the quarters ended June 30, 1994, and September 30, 1994, respectively. The payments made by Southland Royalty were estimates of previous underpayments of royalty income to the Trust and were subject to revision as additional investigation of such underpayments was performed by MOI and the Trustee. The Trustee engaged its independent accountants and independent petroleum engineers to review certain information underlying such payments previously received from MOI, and has determined that the amounts are reasonable.

     In accordance with the terms of the conveyances which conveyed the Royalties to the Trust, to the extent it has the legal right to do so, Southland Royalty, and now MOI, has the obligation for marketing the production from the properties from which the Trust's Royalties were carved, at the best prices and on the best terms it deems reasonably obtainable in the circumstances. In accordance with the conveyances, the Trustee gave notice to Southland Royalty of the reservation of the Trust's right to question certain lease expenses and the adequacy of prices obtained by Southland Royalty for oil production during the period commencing May 1, 1991, and any further resulting or ancillary claims which may exist as a consequence of the foregoing claims as to adequacy of pricing.

     On January 3, 1994, the dispute between the Trustee and Southland Royalty, regarding the adequacy of prices obtained by Southland Royalty for oil production during the period May 1991 through February 1993, was resolved. As a result of the settlement of such dispute, Southland Royalty agreed to pay the Trust $850,000 or $.0182369 per Unit. Such payment to the Trust was made on January 31, 1994, and was included in distributions made to Unit holders of record on January 31, 1994. The Trust has been advised by Southland Royalty that for the period August 1, 1993, through June 30, 1994, and for the period July 1, 1994, through June 30, 1995 and July 1, 1995 through June 30, 1996, the oil from the Waddell Ranch properties is being sold under a competitive bid to a third party.

PRICING INFORMATION

     Reference is made to "Regulation" for information as to federal regulation of prices of natural gas. The following paragraphs provide information regarding sales of oil and gas from the Waddell Ranch properties. As a royalty owner, Southland Royalty is not furnished detailed information regarding sales of oil and gas from the Texas Royalty properties.

     Oil. The Trustee has been advised by Southland Royalty that for the periods August 1, 1993, through June 30, 1994, July 1, 1994 through June 30, 1995 and July 1, 1995 through June 30, 1996, the oil from the Waddell Ranch properties is being sold under a competitive bid to a third party.

     Gas. The gas produced from the Waddell Ranch properties is processed through a natural gas processing plant and sold at the tailgate of the plant. Plant products are marketed by Meridian Oil Hydrocarbons Inc., an indirect subsidiary of BRI. The processor of the gas (Warren Petroleum Company) receives 15% of the liquids and residue gas as a fee for gathering, compression, treating and processing the gas.

OIL AND GAS RESERVES

     The following are definitions adopted by the Securities and Exchange Commission ("SEC") and the Financial Accounting Standards Board which are applicable to terms used within this Item:

          "Proved reserves" are those estimated quantities of crude oil, natural gas and natural gas liquids, which, upon analysis of geological and engineering data, appear with reasonable certainty to be recoverable in the future from known oil and gas reservoirs under existing economic and operating conditions.

          "Proved developed reserves" are those proved reserves which can be expected to be recovered through existing wells with existing equipment and operating methods.

          "Proved undeveloped reserves" are those proved reserves which are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required.

          "Estimated future net revenues" are computed by applying current prices of oil and gas (with consideration of price changes only to the extent provided by contractual arrangements and allowed by federal regulation) to estimated future production of proved oil and gas reserves as of the date of the latest balance sheet presented, less estimated future expenditures (based on current costs) to be incurred in developing and producing the proved reserves, and assuming continuation of existing economic conditions. "Estimated future net revenues" are sometimes referred to herein as "estimated future net cash flows".

          "Present value of estimated future net revenues" is computed using the estimated future net revenues and a discount factor of 10%.

     The independent petroleum engineers' reports as to the proved oil and gas reserves attributable to the Royalties conveyed to the Trust were obtained from Cawley, Gillespie & Associates, Inc. The following table presents a reconciliation of proved reserve quantities from December 31, 1992 through December 31, 1995 (in thousands):

                                                                    WADDELL RANCH       TEXAS ROYALTY
                                                                      PROPERTIES         PROPERTIES            TOTAL
                                                                   ----------------    ---------------    ----------------
                                                                    OIL       GAS       OIL       GAS      OIL       GAS
                                                                   (BBLS)    (MCF)     (BBLS)    (MCF)    (BBLS)    (MCF)
                                                                   ------    ------    ------    -----    ------    ------
December 31, 1992................................................   7,391    29,499    5,377     5,625    12,768    35,124
Extensions, discoveries and other additions......................     -0-       -0-      -0-       -0-       -0-       -0-
Revisions of previous estimates..................................  (1,392)   (2,414)     (37)     (116)   (1,429)   (2,530)
Production.......................................................    (464)   (2,447)    (400)     (720)     (864)   (3,167)
                                                                   ------    ------    ------    -----    ------    ------
December 31, 1993................................................   5,535    24,638    4,940     4,789    10,475    29,427
Extensions, discoveries and other additions......................     -0-       -0-      -0-       -0-       -0-       -0-
Revisions of previous estimates..................................     763     1,808      333       888     1,096     2,696
Production.......................................................    (261)   (1,366)    (570)     (852)     (831)   (2,218)
                                                                   ------    ------    ------    -----    ------    ------
December 31, 1994................................................   6,037    25,080    4,703     4,825    10,740    29,905
Extensions, discoveries and other additions......................      49        28      -0-       -0-        49        28
Revisions of previous estimates..................................     128     1,024      205       664       333     1,688
Production.......................................................    (262)   (1,289)    (331)     (616)     (593)   (1,905)
                                                                   ------    ------    -----     -----    ------    ------
December 31, 1995................................................   5,952    24,843    4,577     4,873    10,529    29,716
                                                                   ======    ======    ======    =====    ======    ======

     The production volumes for 1994 for the Texas Royalty properties include volumes associated with the Other Payments received during 1994. See discussion of Other Payments in Note 8 in the Notes to Financial Statements of the Trust's Annual Report to security holders for the year ended December 31, 1995.

     Estimated quantities of proved developed reserves of crude oil and natural gas as of December 31, 1995, 1994 and 1993 were as follows (in thousands):

                                                                   CRUDE        NATURAL
                                                                    OIL           GAS
                                                                   (BBLS)        (MCF)
                                                                   ------       -------
    1995........................................................    9,061        23,467
    1994........................................................    9,465        24,172
    1993........................................................    9,463        24,886

     The Financial Accounting Standards Board requires supplemental disclosures for oil and gas producers based on a standardized measure of discounted future net cash flows relating to proved oil and gas reserve quantities. Under this disclosure, future cash inflows are computed by applying year-end prices of oil and gas relating to the enterprise's proved reserves to the year-end quantities of those reserves. Future price changes are only considered to the extent provided by contractual arrangements in existence at year-end. The standardized measure of discounted future net cash flows is achieved by using a discount rate of 10% a year to reflect the timing of future cash flows relating to proved oil and gas reserves.

     Estimates of proved oil and gas reserves are by their very nature imprecise. Estimates of future net revenue attributable to proved reserves are sensitive to the unpredictable prices of oil and gas and other variables.

     The 1995, 1994 and 1993 change in the standardized measure of discounted future net cash flows related to future royalty income from proved reserves discounted at 10% is as follows (in thousands):

                                      WADDELL RANCH PROPERTIES      TEXAS ROYALTY PROPERTIES                 TOTAL
                                    ----------------------------   ---------------------------   ------------------------------
                                     1995      1994       1993      1995      1994      1993       1995       1994       1993
                                    -------   -------   --------   -------   -------   -------   --------   --------   --------
January 1.........................  $64,730   $55,544   $ 84,740   $33,660   $27,842   $40,448   $ 98,390   $ 83,386   $125,188
Extensions, discoveries and other
  additions.......................      457       -0-        -0-       -0-       -0-       -0-        457        -0-        -0-
Accretion of discount.............    6,473     5,554      8,474     3,366     2,784     4,045      9,839      8,338     12,519
Revisions of prior year
  estimates, changes in price
  and other.......................    8,548    10,612    (25,563)    5,175    12,701    (9,351)    13,723     23,313    (34,914)
Royalty income....................   (6,138)   (6,980)   (12,107)   (5,877)   (9,667)   (7,300)   (12,015)   (16,647)   (19,407)
                                    -------   -------   --------   -------   -------   -------   --------   --------   --------
December 31.......................  $74,070   $64,730   $ 55,544   $36,324   $33,660   $27,842   $110,394   $ 98,390   $ 83,386
                                    =======   =======   ========   =======   =======   =======   ========   ========   ========

     Oil and gas prices of $18.02 and $16.19 per barrel and $1.94 and $1.75 per Mcf were used to determine the estimated future net revenues from the Waddell Ranch properties and the Texas Royalty properties at December 31, 1995. The extension, discoveries and other additions for the Waddell Ranch properties are proved undeveloped reserves related to field extension development for the Waddell Field. The upward revisions of both reserves and discounted future net cash flows for the Waddell Ranch properties are due to the increases in oil prices as well as production response from drilling and remedial activities on the Dune Field, Sand Hills (Judkins) Field, Sand Hills (Tubb) Field and the Waddell Field. The upward revisions of reserves and discounted future net cash flows for the Texas Royalty properties are due to the increase in oil prices at December 31, 1995.

     Oil and gas prices of $15.60 and $14.50 per barrel and $1.87 and $1.75 per Mcf were used to determine the estimated future net revenues from the Waddell Ranch properties and the Texas Royalty properties at December 31, 1994. The upward revision of the estimated oil reserves and the related increase in the discounted future net cash flow for the Waddell Ranch properties was primarily due to the increase in oil prices from 1993 to 1994. The upward revision of the estimated gas reserves for the Waddell Ranch properties was primarily due to the production response resulting from remedial work performed during 1994. The adjustment in the oil and gas reserves and the related discounted cash flow for the Texas Royalty properties are due to a revision in the forecast based on revised net production data received from Southland Royalty.

     Oil and gas prices of $12.30 and $11.50 per barrel and $2.20 and $1.75 per Mcf were used to determine the estimated future net revenues from the Waddell Ranch properties and the Texas Royalty properties at

December 31, 1993. During 1993 the downward revision of estimated reserves and estimated future net revenues is primarily due to the decrease in the price of oil in 1993 as compared to 1992.

     The following presents estimated future net revenue and present value of estimated future net revenue, for each of the years ended December 31, 1995, 1994 and 1993 (in thousands except amounts per Unit):

                                                        1995                       1994                       1993
                                               -----------------------    ----------------------     ----------------------
                                               ESTIMATED                  ESTIMATED                  ESTIMATED
                                                FUTURE        PRESENT      FUTURE       PRESENT       FUTURE       PRESENT
                                                  NET          VALUE         NET         VALUE          NET         VALUE
                                                REVENUE       AT 10%       REVENUE       AT 10%       REVENUE       AT 10%
                                               ---------     ---------    ---------     --------     ---------     --------
Total Proved
  Waddell Ranch properties..................   $147,068      $  74,070    $133,373      $ 64,730     $115,091      $ 55,544
  Texas Royalty properties..................     78,586         36,324      72,870        33,660       61,955        27,842
                                               --------      ---------    --------      --------     ---------     --------
        Total...............................   $225,654      $ 110,394    $206,243      $ 98,390     $177,046      $ 83,386
                                               ========       ========    ========      ========     ========      ========
Total Proved Per Unit.......................   $   4.84      $    2.37    $   4.42      $   2.11     $   3.80      $   1.79
                                               ========       ========    ========      ========     ========      ========
Proved Developed
  Waddell Ranch properties..................   $110,611      $  60,600    $104,470      $ 53,260     $ 93,961      $ 49,308
  Texas Royalty properties..................     78,586         36,324      72,870        33,660       61,955        27,842
                                               --------      ---------    --------      --------     ---------     --------
        Total...............................   $189,197      $  96,924    $177,340      $ 86,920     $155,916      $ 77,150
                                               ========       ========    ========      ========     ========      ========

     Reserve quantities and revenues shown in the preceding tables for the Royalties were estimated from projections of reserves and revenue attributable to the combined Southland Royalty and Trust interests in the Waddell Ranch properties and Texas Royalty properties. Reserve quantities attributable to the Royalties were estimated by allocating to the Royalties a portion of the total estimated net reserve quantities of the interests, based upon gross revenue less production taxes. Because the reserve quantities attributable to the Royalties are estimated using an allocation of the reserves, any changes in prices or costs will result in changes in the estimated reserve quantities allocated to the Royalties. Therefore, the reserve quantities estimated will vary if different future price and cost assumptions occur.

     Proved reserve quantities are estimates based on information available at the time of preparation and such estimates are subject to change as additional information becomes available. The reserves actually recovered and the timing of production of those reserves may be substantially different from the original estimate. Moreover, the present values shown above should not be considered as the market values of such oil and gas reserves or the costs that would be incurred to acquire equivalent reserves. A market value determination would include many additional factors.

REGULATION

     Many aspects of the production, pricing and marketing of crude oil and natural gas are regulated by federal and state agencies. The Federal Energy Regulatory Commission ("FERC") is primarily responsible for federal regulation of natural gas.

  Natural Gas Regulation

     The interstate transportation and sale for resale of natural gas is subject to federal governmental regulation, including regulation of tariffs charged and various other matters, by FERC. The Natural Gas Wellhead Decontrol Act of 1989 terminated federal price controls on wellhead sales of domestic natural gas on January 1, 1993.

     In 1992, FERC issued Orders Nos. 636 and 636-A, which generally opened access to interstate gas pipelines by requiring such pipelines to "unbundle" their transportation services and allow shippers to choose and pay for only the services they require, regardless of whether the shipper purchases gas from such pipelines or from other suppliers. These orders also require upstream pipelines to permit downstream pipelines to assign upstream capacity to their shippers and place analogous, unbundled access requirements on the downstream pipelines. Although these orders should generally have the effect of facilitating the transportation of gas produced from the properties from which the Royalties were carved, as well as to facilitate the direct access to end-user markets, the impact of these orders on marketing production from the properties from which the Royalties were carved cannot be predicted at this time.

  Other Regulation

     The petroleum industry is also subject to compliance with various other federal, state and local regulations and laws, including, but not limited to, environmental protection, occupational safety, resource conservation and equal employment opportunity. The Trust does not believe that compliance with these laws by the operating parties will have any material adverse effect upon the Unit holders.

ITEM 3. LEGAL PROCEEDINGS

     At December 31, 1995, there were no material pending legal proceedings, other than ordinary routine litigation, to which the Trust is a party or, based on information provided by Southland Royalty, to which any of the Trust's properties are subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of Unit holders, through the solicitation of proxies or otherwise, during the fourth quarter ended December 31, 1995.

                                    PART II

ITEM 5. MARKET FOR UNITS OF THE TRUST AND RELATED SECURITY HOLDER MATTERS

     The information under "Units of Beneficial Interest" at page 2 of the Trust's Annual Report to security holders for the year ended December 31, 1995, is herein incorporated by reference.

ITEM 6. SELECTED FINANCIAL DATA

                                                                   FOR THE YEAR ENDED DECEMBER 31,
                                                ----------------------------------------------------------------------
                                                   1995           1994           1993           1992           1991
                                                ----------     ----------     ----------     ----------     ----------
Royalty income................................  $12,014,623    $16,646,903    $19,407,568    $21,491,861    $24,035,443
Distributable income..........................   11,632,463     16,174,570     18,759,882     21,029,750     23,554,647
Distributable income per Unit.................     0.249574       0.347027       0.402496       0.451198       0.505368
Distributions per Unit........................     0.249574       0.347027       0.402496       0.451198       0.505368
Total assets, December 31.....................    5,252,922      6,002,283      6,284,735      6,868,543      7,482,093

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     The "Trustee's Discussion and Analysis for the Three-Year Period Ended December 31, 1995" and "Results of the 4th Quarters of 1995 and 1994" at pages 8, 9 and 10 of the Trust's Annual Report to security holders for the year ended December 31, 1995 is herein incorporated by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Financial Statements of the Trust and the notes thereto at page 12 et seq. of the Trust's Annual Report to security holders for the year ended December 31, 1995, are herein incorporated by reference.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no changes in accountants and no disagreements with accountants on any matter of accounting principles or practices or financial statement disclosures during the twenty-four months ended December 31, 1995.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The Trust has no directors or executive officers. The Trustee is a corporate trustee which may be removed, with or without cause, at a meeting of the Unit holders, by the affirmative vote of the holders of a majority of all the Units then outstanding.

ITEM 11. EXECUTIVE COMPENSATION

     During the year ended December 31, 1995, the Trustee received total remuneration as follows:

    NAME OF INDIVIDUAL                           CAPACITIES
       OR NUMBER OF                              IN WHICH         CASH
     PERSONS IN GROUP                             SERVED       COMPENSATION
- --------------------------                       ---------     ------------
NationsBank of Texas, N.A......................   Trustee      $60,575(1)

- ---------------

(1) Under the Trust Indenture, the Trustee is entitled to an administrative fee for its administrative services, preparation of quarterly and annual statements with attention to tax and legal matters of: (i) 1/20 of 1% of the first $100 million of annual gross revenue of the Trust and 1/30 of 1% in excess of $100 million and (ii) Trustee's standard hourly rate in excess of 300 hours annually. The administrative fee is subject to reduction by a credit for funds provision.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     (a) Security Ownership of Certain Beneficial Owners. The following table sets forth as of December 31, 1995, information with respect to each person known to own beneficially more than 5% of the outstanding Units of the Trust:

                                       AMOUNT AND NATURE OF       PERCENT
         NAME AND ADDRESS             BENEFICIAL OWNERSHIP(1)     OF CLASS
- ----------------------------------    -----------------------     --------
Meridian Oil Inc.(1)                      27,577,741 Units         59.17%
  5051 Westheimer
  Suite 1400
  Houston, Texas 77056-2124

- ---------------

(1) This information was provided to the Securities and Exchange Commission and to the Trust in a Form 4 dated January 6, 1994, filed with the Securities and Exchange Commission by Southland Royalty, a wholly-owned subsidiary of BRI, and in Amendment 5 to Schedule 13D and Schedule 13E-3 dated December 28, 1993, filed with the Securities and Exchange Commission by Southland Royalty and BRI. Such Units were reported to be owned directly by Southland Royalty, now MOI.

     The Form 4 filed by Southland Royalty and the Schedule 13D and Schedule 13E-3 filed by Southland Royalty and BRI with the Securities and Exchange Commission may be reviewed for more detailed information concerning the matters summarized herein.

     (b) Security Ownership of Management. The Trustee owns beneficially no securities of the Trust. In various fiduciary capacities, NationsBank of Texas, N.A. owned as of March 7, 1996 an aggregate of 100,000 Units with no right to vote any of these Units. Such Bank disclaims any beneficial interests in these Units. The number of Units reflected in this paragraph includes Units held by all branches of NationsBank of Texas, N.A.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Trust has no directors or executive officers. See Item 11 for the remuneration received by the Trustee during the year ended December 31, 1995 and
Item 12(b) for information concerning Units owned by NationsBank of Texas, N.A. in various fiduciary capacities.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     The following documents are filed as a part of this Report:

FINANCIAL STATEMENTS

     Included in Part II of this Report by reference to the Annual Report of the Trust for the year ended December 31, 1995:

          Independent Auditors' Report

          Statements of Assets, Liabilities and Trust Corpus

          Statements of Distributable Income

          Statements of Changes in Trust Corpus

          Notes to Financial Statements

FINANCIAL STATEMENT SCHEDULES

     Financial statement schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

EXHIBITS

           (4)(a)   -- Permian Basin Royalty Trust Indenture dated November 3, 1980, between
                       Southland Royalty Company and The First National Bank of Fort Worth (now
                       NationsBank of Texas, N.A.), as Trustee, heretofore filed as Exhibit
                       (4)(a) to the Trust's Annual Report on Form 10-K to the Securities and
                       Exchange Commission for the fiscal year ended December 31, 1980, is incorporated herein by reference.*
              (b)   -- Net Overriding Royalty Conveyance (Permian Basin Royalty Trust) from
                       Southland Royalty Company to The First National Bank of Fort Worth (now
                       NationsBank of Texas, N.A.), as Trustee, dated November 3, 1980
                       (without Schedules), heretofore filed as Exhibit (4)(b) to the Trust's
                       Annual Report on Form 10-K to the Securities and Exchange Commission
                       for the fiscal year ended December 31, 1980, is incorporated herein by reference.*
              (c)   -- Net Overriding Royalty Conveyance (Permian Basin Royalty
                       Trust -- Waddell Ranch) from Southland Royalty Company to The First
                       National Bank of Fort Worth (now NationsBank of Texas, N.A.), as
                       Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit (4)(c) to the Trust's Annual Report on Form 10-K to the
                       Securities and Exchange Commission for the fiscal year ended December
                       31, 1980, is incorporated herein by reference.*
          (13)      -- Registrant's Annual Report to security holders for fiscal year ended
                       December 31, 1995.**
          (23)      -- Consent of Cawley, Gillespie & Associates, Inc., reservoir engineer.**
          (27)      -- Financial Data Schedule.**

- ---------------

 * A copy of this Exhibit is available to any Unit holder, at the actual cost of reproduction, upon written request to the Trustee, NationsBank of Texas, N.A., P.O. Box 1317, Fort Worth, Texas 76101.

** Filed herewith.

REPORTS ON FORM 8-K

     No reports on Form 8-K were filed by the Trust with the Securities and Exchange Commission during the last quarter of the Trust's fiscal year ended December 31, 1995.

                                   SIGNATURE

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                            NATIONSBANK OF TEXAS, N.A.
                                              TRUSTEE OF THE PERMIAN BASIN
                                              ROYALTY TRUST

                                            By  /s/  PAMELA J. BRADLEY
                                              ----------------------------------
                                                    (Pamela J. Bradley)
                                                       Vice President

Date: March 30, 1996

              (The Trust has no directors or executive officers.)

                               INDEX TO EXHIBITS

                                                                                     SEQUENTIALLY
       EXHIBIT                                                                         NUMBERED
       NUMBER                                   EXHIBIT                                  PAGE
- -----------------------------------------------------------------------------------  ------------
           (4)(a)    -- Permian Basin Royalty Trust Indenture dated November 3,
                        1980, between Southland Royalty Company and The First
                        National Bank of Fort Worth (now NationsBank of Texas,
                        N.A.), as Trustee, heretofore filed as Exhibit (4)(a) to
                        the Trust's Annual Report on Form 10-K to the Securities
                        and Exchange Commission for the fiscal year ended December
                        31, 1980, is incorporated herein by reference.*
               (b)   -- Net Overriding Royalty Conveyance (Permian Basin Royalty
                        Trust) from Southland Royalty Company to The First National
                        Bank of Fort Worth (now NationsBank of Texas, N.A.), as
                        Trustee, dated November 3, 1980 (without Schedules),
                        heretofore filed as Exhibit (4)(b) to the Trust's Annual
                        Report on Form 10-K to the Securities and Exchange
                        Commission for the fiscal year ended December 31, 1980, is incorporated herein by reference.*
               (c)   -- Net Overriding Royalty Conveyance (Permian Basin Royalty
                        Trust -- Waddell Ranch) from Southland Royalty Company to
                        The First National Bank of Fort Worth (now NationsBank of
                        Texas, N.A.), as Trustee, dated November 3, 1980 (without
                        Schedules), heretofore filed as Exhibit (4)(c) to the
                        Trust's Annual Report on Form 10-K to the Securities and
                        Exchange Commission for the fiscal year ended December 31,
                        1980, is incorporated herein by reference.*
          (13)       -- Registrant's Annual Report to security holders for fiscal year ended December 31, 1995.**
          (23)       -- Consent of Cawley, Gillespie & Associates, Inc., reservoir engineer.**
          (27)       -- Financial Data Schedule.**

- ---------------

 * A copy of this Exhibit is available to any Unit holder, at the actual cost of reproduction, upon written request to the Trustee, NationsBank of Texas, N.A., P.O. Box 1317, Fort Worth, Texas 76101.

** Filed herewith.