Form 10-Q
period 1996-03-31
PERMIAN BASIN ROYALTY TRUST
filed 1996-05-14
CIK 319654

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549



                            Form 10-Q



        Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934



          For the Quarterly Period Ended March 31, 1996


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

Number of units of beneficial interest outstanding at May 14, 1996:
46,608,796
- ----------
                               Page 1 of 11



                   PERMIAN BASIN ROYALTY TRUST

PART I - FINANCIAL STATEMENTS

Item 1.  Financial Statements

The condensed financial statements included herein have been prepared by NationsBank of Texas, N.A. as Trustee for the Permian Basin Royalty Trust, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Trust's latest annual report on Form 10-K. In the opinion of the Trustee, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the assets, liabilities and trust corpus of the Permian Basin Royalty Trust at March 31, 1996, and the distributable income and changes in trust corpus for the three-month periods ended March 31, 1996 and 1995 have been included. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year. Deloitte & Touche, L.L.P. independent certified public accountants, has made a review of the condensed financial statements as of March 31, 1996 and for the three-month periods ended March 31, 1996 and 1995 included herein.

INDEPENDENT ACCOUNTANTS' REPORT

NationsBank of Texas, N.A. as Trustee
for the Permian Basin Royalty Trust:

We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of the Permian Basin Royalty Trust as of March 31, 1996 and the related condensed statements of distributable income and changes in trust corpus for the three-month periods ended March 31, 1996 and 1995. These financial statements are the responsibility of the Trustee.

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

We have previously audited, in accordance with generally accepted auditing standards, the statement of assets, liabilities and trust corpus of the Permian Basin Royalty Trust as of December 31, 1995, and the related statements of distributable income and changes in trust corpus for the year then ended (not presented herein); and in our report dated March 22, 1996 we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed statement of assets, liabilities and trust corpus as of December 31, 1995 is fairly stated in all material respects in relation to the statement of assets, liabilities and trust corpus from which it has been derived.



DELOITTE & TOUCHE LLP

May 10,1996

PERMIAN BASIN ROYALTY TRUST

CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS
- -------------------------------------------------------------------------------

ASSETS
                                                                        March 31,            December 31,
                                                                           1996                  1995
                                                                       (Unaudited)
Cash and short-term investments                                        $  507,321             $1,195,294
Net overriding royalty interests in producing
 oil and gas properties (net of accumulated
 amortization of $6,966,198 and $6,917,588
 at March 31, 1996 and December 31, 1995,
 respectively)                                                          4,009,018              4,057,628
                                                                       ----------             ----------
                                                                       $4,516,339             $5,252,922
                                                                       ==========             ==========

LIABILITIES AND TRUST CORPUS

Distribution payable to Unit holders                                   $  507,321             $1,195,294
Trust corpus - 46,608,796 Units of beneficial
 interest authorized and outstanding                                    4,009,018              4,057,628
                                                                       ----------             ----------
                                                                       $4,516,339             $5,252,922
                                                                       ==========             ==========

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

                                                                              Three Months Ended
                                                                                   March 31,
                                                                       ---------------------------------
                                                                           1996                  1995
Royalty income                                                         $2,570,041             $3,174,416
Interest income                                                             7,732                  9,311
                                                                       ----------             ----------
                                                                        2,577,773              3,183,727

General and administrative expenditures                                   124,408                149,582
                                                                       ----------             ----------

Distributable income                                                   $2,453,365             $3,034,145
                                                                       ==========             ==========

Distributable income per Unit (46,608,796 Units)                       $  .052637             $  .065097
                                                                       ==========             ==========

The accompanying notes to condensed financial statements are an integral part of these statements.

PERMIAN BASIN ROYALTY TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

                                                                               Three Months Ended
                                                                                    March 31,
                                                                        -------------------------------
                                                                              1996              1995
Trust corpus, beginning of period                                       $4,057,628           $4,296,056
Amortization of net overriding royalty interests                           (48,610)             (64,431)
Distributable income                                                     2,453,365            3,034,145
Distributions declared                                                  (2,453,365)          (3,034,145)
                                                                        ----------           ----------
Trust corpus, end of period                                             $4,009,018           $4,231,625
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

PERMIAN BASIN ROYALTY TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


1.   BASIS OF ACCOUNTING

     The Permian Basin Royalty Trust ("Trust") was established as of November 1, 1980. The financial statements of the Trust are prepared on the following basis:

     * Royalty income recorded for a month is the amount computed and paid by the working interest owner, Meridian Oil Inc.("MOI"), to NationsBank of Texas, N.A. ("Trustee") as Trustee for the Trust. Royalty income consists of the amounts received by the owner of the interest burdened by the net overriding royalty interests ("Royalties") from the sale of production less accrued production costs, development and drilling costs, applicable taxes, operating charges, and other costs and deductions, multiplied by 75% in the case of the Waddell Ranch Properties and 95% in the case of the Texas Royalty Properties.

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

                                     * * * * *

ITEM 2.    Trustee's Discussion and Analysis

THREE MONTHS ENDED MARCH 31, 1996 AND 1995

For the quarter ended March 31, 1996 royalty income received by the Trust amounted to $2,570,041, compared to royalty income of $3,174,416 during the first quarter of 1995. Interest income for the quarter ended March 31, 1996 was $7,732, compared to $9,311 during the first quarter of 1995. The decrease in interest income is primarily attributable to a decrease in funds available for investment. General and administrative expenses during the first quarter of 1996 amounted to $124,408, compared to $149,582 during the first quarter of 1995. The decrease in general and administrative expenses can be attributed primarily to timing differences in the receipt and payment of these expenses.

These transactions resulted in distributable income for the quarter ended March 31, 1996 of $2,453,365 or $.052637 per Unit of beneficial interest. Distributions of $.030777, $.010975 and $.010885 per Unit were made to Unit holders of record as of January 31, February 29 and March 31, 1996, respectively. For the first quarter of 1995, distributable income was $3,034,145 or $.065097 per Unit.

The Trust has been advised that effective January 1, 1996, Southland Royalty Company ("Southland") was merged with and into Meridian Oil Inc. ("Meridian"), a Delaware corporation, with Meridian being the surviving corporation. Meridian succeeded to the ownership of all the assets, has the rights, powers and privileges, and assumed all of the liabilities and obligations of Southland.

Royalty income for the Trust for the quarter ended March 31, 1996 is associated with actual oil and gas production for the period November 1995 through January 1996 from the properties from which the Royalties were carved. Oil and gas sales attributable to the Royalties and the properties from which the Royalties were carved, excluding portions attributable to the adjustments discussed hereafter, are as follows:

                                                                                     First Quarter
                                                                        --------------------------------------
                                                                             1996                   1995
ROYALTIES:
Oil sales (Bbls)                                                            128,100                158,127
Gas sales (Mcf)                                                             343,038                513,949

PROPERTIES FROM WHICH THE ROYALTIES WERE CARVED:
Oil:
Total oil sales (Bbls)                                                      451,033                399,487
Average per day (Bbls)                                                        4,903                  4,342
Average price per Bbl                                                        $17.14                 $15.94
Gas:
Total gas sales (Mcf)                                                     1,791,091              1,833,983
Average per day (Mcf)                                                        19,468                 19,934
Average price per Mcf                                                         $1.93                  $1.74


The posted price of oil increased for the first quarter of 1996, compared to the first quarter of 1995, resulting in an average price per barrel of $17.14 compared to $15.94 in the first quarter of 1995. The Trust has been advised by Meridian that for the period August 1, 1993, through June 30, 1996, the oil from the Waddell Ranch is being sold under a competitive bid to a third party. The increase in the average price of gas from $1.74 in the first quarter of 1995 to $1.93 in the first quarter of 1996 is primarily the result of an increase in the spot prices of natural gas.

Since the oil and gas sales attributable to the Royalties are based on an allocation formula that is dependent on such factors as price and cost (including capital expenditures), those production amounts do not provide a meaningful comparison. The increase in oil sales from the properties from which the Royalties are carved is primarily a result of an increase in production from the Waddell Ranch properties due to a successful drilling and recompletion program. The gas sales from the properties from which the Royalties were carved were relatively unchanged for the first quarter of 1996 compared to the first quarter of 1995.

Capital expenditures for drilling, remedial and maintenance activities on the Waddell Ranch properties during the first quarter of 1996 totaled $4.3 million as compared to $2.4 million for the first quarter of 1995. Meridian has informed the Trust that the 1996 capital expenditures budget is $9.6 million.

The Trust has been advised that there were 4 gross (1.875 net) wells completed during the three months ended March 31, 1996 and there were 18 gross (8.25 net) wells in progress. For the three months ended March 31, 1995, there were 4 gross (1.875 net) wells completed and there were 2 gross (1.0 net) wells in progress at March 31, 1995.

Lease operating expense and property taxes totaled $3.3 million for the first quarter of 1996 compared to $2.8 million for the same period in 1995. This increase is primarily attributable to an increase in lease operating expense on the Waddell Ranch properties and in ad valorem tax on the Texas Royalties properties.

The Trust was previously advised by Southland that approximately $1.3 million in ad valorem taxes related to 1991 through 1994 for the Texas Royalty properties that Southland did not previously charge to gross proceeds attributable to the Trust would be charged to the Trust over twelve months beginning March 1995. Such amount has been charged by deducting $87,000 per month from gross proceeds attributable to the Texas Royalties properties until the full amount of the ad valorem taxes is recovered.

CALCULATION OF ROYALTY INCOME

The Trust's royalty income is computed as a percentage of the net profit from the operation of the properties in which the Trust owns net overriding royalty interests. These percentages of net profits are 75% and 95% in the case of the Waddell Ranch Properties and the Texas Royalty Properties, respectively. Royalty income received by the Trust for the three months ended March 31, 1996 and 1995, respectively, were computed as shown in the table below:


                                                              Three Months Ended March 31,
                                            ------------------------------------------------------------
                                                       1996                            1995
                                            ----------------------------    ----------------------------
                                              Waddell          Texas          Waddell         Texas
                                               Ranch          Royalty          Ranch         Royalty
                                             Properties      Properties      Properties     Properties
Gross proceeds of sales from properties
 from which the net overriding
 royalties were carved:

 Oil Proceeds                                $5,957,109      $1,774,005      $4,728,639      $1,638,003
 Gas proceeds                                 3,067,370         389,795       2,891,010         296,703
                                             ----------      ----------      ----------      ----------
     Total                                    9,024,795       2,163,800       7,619,649       1,934,706
                                             ----------      ----------      ----------      ----------

 Less:
  Severance tax:
   Oil                                          251,044          67,572         200,239          72,278
   Gas                                          228,657          23,056         215,164          20,957
  Lease operating expense and
   property tax:
   Oil and gas                                2,805,366         475,104       2,599,517         220,651
   Capital expenditures                       4,336,910                       2,425,203
                                             ----------       ---------      ----------      ----------
     Total                                    7,621,977         565,732       5,440,133         313,886
                                             ----------       ---------      ----------      ----------
Net profits                                   1,402,502       1,598,068       2,179,516       1,620,820
Net overriding royalty interests                     75%             95%             75%             95%
                                             ----------       ---------      ----------      ----------
Royalty income                               $1,051,876      $1,518,165      $1,634,637      $1,539,779
                                             ==========      ==========      ==========      ==========

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

              (27)       Financial Data Schedule

        (b)   Reports on Form 8-K

              There were no reports on Form 8-K filed during the quarter ended March 31, 1996.

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

                                        NATIONSBANK OF TEXAS, N.A.
                                         TRUSTEE FOR THE
                                         PERMIAN BASIN ROYALTY TRUST


                                         By  /s/ PAMELA J. BRADLEY
                                           --------------------------
                                               Pamela J. Bradley
                                                 Vice President

Date:  May 14, 1996


       (The Trust has no directors or executive officers.)

                        INDEX TO EXHIBITS

                                                          Sequentially
        Exhibit                                             Numbered
        Number                  Exhibit                       Page

        (4)(a) Permian Basin Royalty Trust Indenture dated November 3, 1980, between Southland
               Royalty Company and The First National
               Bank of Fort Worth (now NationsBank of
               Texas, N.A.), as Trustee, heretofore
               filed as Exhibit (4)(a) to the Trust's
               Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980 is incorporated herein by reference.*[FN]

        (b) Net Overriding Royalty Conveyance (Permian Basin Royalty Trust) from Southland Royalty Company to The First National Bank of Fort Worth (now NationsBank of Texas, N.A.), as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit (4)(b) to the Trust's Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980 is incorporated herein by reference. *[FN]

        (c)   Net Overriding Royalty Conveyance (Permian
              Basin Royalty Trust - Waddell Ranch) from
              Southland Royalty Company to The First
              National Bank of Fort Worth (now NationsBank of Texas, N.A.), as Trustee, dated November 3,
              1980 (without Schedules), heretofore filed as Exhibit (4)(c) to the Trust's Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December
              31, 1980 is incorporated herein by reference. *[FN]

        (27)  Financial Data Schedule **[FN]


<FOOTNOTE>
* A copy of this Exhibit is available to any Unit holder, at the actual cost of reproduction, upon written request to the Trustee, NationsBank of Texas, N.A., P. O. Box 1317, Fort
        Worth, Texas 76101.
**      Filed herewith.
</FOOTNOTE>