Form 10-Q
period 1996-06-30
PERMIAN BASIN ROYALTY TRUST
filed 1996-08-14
CIK 319654

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549



                             Form 10-Q



         Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



             For the Quarterly Period Ended June 30, 1996


                        Commission File No. 1-8033



                        PERMIAN BASIN ROYALTY TRUST


        Texas                                        I.R.S. No. 75-6280532


                NationsBank of Texas, N.A., Trust Department
                                P. O. Box 1317
                           Fort Worth, Texas 76101

                        Telephone Number 817/390-6905



 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
 requirements for the past 90 days.  Yes  X   No
                                         ----    ----

 Number of Units of beneficial interest of the Trust outstanding at
 August 14, 1996:   46,608,796

                              Page 1 of 12

                      PERMIAN BASIN ROYALTY TRUST

                     PART I - FINANCIAL STATEMENTS


 Item 1.  Financial Statements

 The condensed financial statements included herein have been prepared by NationsBank of Texas, N.A. as Trustee for the Permian Basin Royalty Trust, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Trust's latest annual report on Form 10-K. In the opinion of the Trustee, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the assets, liabilities and trust corpus of the Permian Basin Royalty Trust at June 30, 1996, and the distributable income and changes in trust corpus for the three-month and six-month periods ended June 30, 1996 and 1995 have been included. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

 Deloitte & Touche LLP, independent certified public accountants, has made a limited review of the condensed financial statements as of June 30, 1996 and for the three-month and six-month periods ended June 30, 1996 and 1995 included herein.

                                  -2-

 INDEPENDENT ACCOUNTANTS' REPORT

 NationsBank of Texas, N.A. as Trustee
   for the Permian Basin Royalty Trust:

 We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of the Permian Basin Royalty Trust as of June 30, 1996 and the related condensed statements of distributable income and changes in trust corpus for the three-month and six-month periods ended June 30, 1996 and 1995. These financial statements are the responsibility of the Trustee.

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

 We have previously audited, in accordance with generally accepted auditing standards, the statement of assets, liabilities and trust corpus of the Permian Basin Royalty Trust as of December 31, 1995, and the related statements of distributable income and changes in trust corpus for the year then ended (not presented herein); and in our report dated March 22, 1996, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed statement of assets, liabilities and trust corpus as of December 31, 1995 is fairly stated, in all material respects, in relation to the statement of assets, liabilities and trust corpus from which it has been derived.


 DELOITTE & TOUCHE LLP

 August 1, 1996

                                -3-

 PERMIAN BASIN ROYALTY TRUST

 Condensed Statements of Assets, Liabilities and Trust Corpus
 ------------------------------------------------------------------------------

                                                 June 30,    December 31,
 ASSETS                                            1996          1995
                                               (Unaudited)
 Cash and short-term investments              $  1,854,456   $  1,195,294
 Net overriding royalty interests in
   producing oil and gas properties
   (net of accumulated amortization
   of $7,025,201 and $6,917,588 at
   June 30, 1996 and December 31, 1995)          3,950,015      4,057,628
                                              ------------     ----------
                                              $  5,804,471   $  5,252,922
                                              ============    ===========
 LIABILITIES AND TRUST CORPUS

 Distribution payable to Unit holders          $ 1,854,456    $ 1,195,294
 Trust corpus - 46,608,796 Units of
     beneficial interest authorized
     and outstanding                             3,950,015      4,057,628
                                              ------------    -----------
                                               $ 5,804,471    $ 5,252,922
                                              ============    ===========

 Condensed Statements of Distributable Income (unaudited)
 ------------------------------------------------------------------------------
                                    Three Months Ended         Six Months Ended
                                         June 30,                   June 30,
                                --------------------------   -------------------
                                     1996          1995         1996      1995
 Royalty income                   $3,839,220    $2,251,940   $6,409,261   $5,426,356
 Interest income                       3,996         4,541       11,728       13,852
                                ------------     ---------   ----------    ---------
                                   3,843,216     2,256,481    6,420,989    5,440,208

 General and administrative
    expenditures                     143,348       132,460      267,756       282,042
                                 -----------    ----------   ----------    ----------
 Distributable income             $3,699,868    $2,124,021   $6,153,233    $5,158,166
                                 ===========    ==========   ==========    ==========

 Distributable income per
    Unit (46,608,796 Units)      $  .079382     $  .045571   $  .132019    $  .110668
                                 ==========     ==========   ==========    ==========

 The accompanying notes to condensed financial statements are an integral part of this statement.

                                 -4-

 PERMIAN BASIN ROYALTY TRUST

 Condensed Statements of Changes in Trust Corpus (unaudited)
 ---------------------------------------------------------------------------------
                             Three Months Ended                Six Months Ended
                                   June 30,                          June 30,
                           -------------------------    --------------------------
                                1996        1995           1996          1995
 Trust corpus, beginning
   of period                $4,009,018   $4,231,625      $4,057,628   $ 4,296,056
 Amortization of net
   overriding royalty
   interests                   (59,003)     (46,390)       (107,613)     (110,821)
 Distributable income        3,699,868    2,124,021       6,153,233     5,158,166
 Distributions declared     (3,699,868)  (2,124,021)     (6,153,233)   (5,158,166)
                            ----------   ----------      ----------    ----------

 Trust corpus,
    end of period           $3,950,015   $4,185,235      $3,950,015    $4,185,235
                            ==========   ==========      ==========    ==========

 The accompanying notes to condensed financial statements are an integral part of this statement.

 PERMIAN BASIN ROYALTY TRUST

 NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
 ------------------------------------------------------------------------------

 1.  BASIS OF ACCOUNTING

 The Permian Basin Royalty Trust ("Trust") was established as of November 1, 1980. The financial statements of the Trust are prepared on the following basis:

 * Royalty income recorded for a month is the amount computed and paid by the interest owner, Burlington Resources Oil & Gas Company ("Burlington"), to NationsBank of Texas, N.A. ("Trustee") as Trustee for the Trust. Royalty income consists of the amounts received by the owner of the interest burdened by the net overriding royalty interests ("Royalties") from the sale of production less accrued production costs, development and drilling costs, applicable taxes, operating charges, and other costs and deductions multiplied by 75% in the case of the Waddell Ranch Properties and 95% in the case of the Texas Royalty Properties.

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

                              * * * * * *

 Item 2.  Trustee's Discussion and Analysis

 Three Months Ended June 30, 1996 and 1995

 In the quarter ended June 30, 1996, royalty income received by the Trust amounted to $3,839,220 compared to $2,251,940 during the second quarter of 1995. Interest income for the quarter ended June 30, 1996 was $3,996 compared to $4,541 during the second quarter of 1995. General and administrative expenses during the second quarter of 1996 amounted to $143,348 compared to $132,460 during the second quarter of 1995. The increase in general and administrative expenses can be attributed primarily to timing differences in the receipt and payment of these expenses.

 These transactions resulted in distributable income for the quarter ended
 June 30, 1996 of $3,699,868 or $.079382 per Unit of beneficial interest. Distributions of $.024986, $.014608 and $.039788 per Unit were made to Unit holders of record as of April 30, May 31 and June 28, 1996, respectively. For the second quarter of 1995, distributable income was $2,124,021 or $.045571 per Unit of beneficial interest.

 The Trust has been advised that effective January 1, 1996, Southland Royalty Company was merged with and into Meridian Oil Inc. ("Meridian"), a Delaware corporation, with Meridian being the surviving corporation. Meridian succeeded to the ownership of all the assets, has the rights, powers and privileges and assumed all of the liabilities and obligations of Southland. Effective
 July 11, 1996 Meridian changed its name to Burlington Resources Oil & Gas Company ("Burlington").

 Royalty income for the Trust for the second quarter of the calendar year is associated with actual oil and gas production for the period February through April from the properties from which the Trust's net overriding royalty interests ("Royalties") were carved. Oil and gas sales attributable to the Royalties and the properties from which the Royalties were carved are as follows:

                                                           Second Quarter
                                                       ------------------------
                                                          1996         1995

 ROYALTIES:
 Oil Sales (Bbls)                                        153,105     115,981
 Gas sales (Mcf)                                         511,774     313,252

 PROPERTIES FROM WHICH THE ROYALTIES WERE CARVED:
 Oil:
     Total oil sales (Bbls)                              438,225     394,643
      Average per day (Bbls)                               4,870       4,434
      Average price per Bbl                               $19.57      $17.13
 Gas:
     Total gas sales (Mcf)                             1,815,559   1,905,662
     Average per day (Mcf)                                20,173      21,412
     Average price per Mcf                                 $2.15       $1.45


 The posted price of oil increased for the second quarter of 1996 compared to the second quarter of 1995, resulting in an average price per barrel of $19.57 compared to $17.13 in the second quarter of 1995. The Trust has been advised by Burlington that for the period August1, 1993 through June 30, 1997, the oil from the Waddell Ranch is being sold under a competitive bid to a third party. The increase in the average price of gas from $1.45 in the second quarter of 1995 to $2.15 in the second quarter of 1996 is primarily the result of an increase in the spot prices of natural gas.

 Since the oil and gas sales attributable to the Royalties are based on an allocation formula that is dependent on such factors as price and cost (including capital expenditures), those production amounts do not provide a meaningful comparison. The increase in oil sales from the properties from which the Royalties were carved is primarily a result of a 20% increase in production from the Waddell Ranch properties due to successful drilling, remedial and maintenance programs offset by the natural decline in production from the Texas Royalty properties. The gas sales from the properties from which the Royalties were carved were relatively unchanged for the second quarter of 1996 compared to the second quarter of 1995.

 Capital expenditures for drilling, remedial and maintenance activities on the Waddell Ranch properties during the second quarter of 1996 totaled $4 million as compared to $3.6 million for the second quarter of 1995. Burlington has informed the Trust that the 1996 capital expenditures budget is $9.6 million, of which $8.4 million has been expended through the second quarter of 1996. The total amount of capital expenditures for 1995 was $10.5 million.

 The Trust has been advised by Burlington that there were 16 gross (6.4 net) wells drilled and completed during the three months ended June 30, 1996 and there were 2 gross (1.0 net) wells in progress. During the three months ended June 30, 1995, there were 9 gross (3.625 net) wells completed and there were 7 gross (3.5 net) wells in progress.

 Lease operating expense and property taxes totaled $3.1 million for the second quarter of 1996 compared to $2.8 million in the second quarter of 1995. This increase is primarily attributable to an increase in lease operating expense on the Waddell Ranch properties due to an increased number of wells operated.

 Six Months Ended June 30, 1996 and 1995

 For the six months ended June 30, 1996, royalty income received by the Trust amounted to $6,409,261 compared to royalty income of $5,426,356 for the six months ended June 30, 1995. Interest income for the six months ended June 30, 1996 was $11,728 compared to $13,852 during the six months ended June 30, 1995. General and administrative expenses for the six months ended June 30, 1996 were $267,756. During the six months ended June 30, 1995, general and administrative expenses were $282,042. The decrease in general and administrative expenses is primarily due to timing differences in the receipt and payment of these expenses.

 These transactions resulted in distributable income for the six months ended June 30, 1996 of $6,153,233 or $.132019 per Unit. For the six months ended June 30, 1995, distributable income was $5,158,166 or $.110668 per Unit.

 Royalty income for the Trust for the period ended June 30, 1996 is associated with actual oil and gas production for the period November 1995 through April 1996 from the properties from which the Royalties were carved. Oil and gas production attributable to the Royalties and the properties from which the Royalties were carved are as follows:

                                                     First Six Months
                                                 ------------------------
                                                      1996        1995

 ROYALTIES:
 Oil Sales (Bbls)                                    281,205     274,108
 Gas sales (Mcf)                                     854,812     827,201

 PROPERTIES FROM WHICH THE ROYALTIES WERE CARVED:
 Oil:
     Total oil sales (Bbls)                          889,258    794,130
      Average per day (Bbls)                           4,886      4,387
      Average price per Bbl                           $18.34     $16.53
 Gas:
     Total gas sales (Mcf)                         3,606,650  3,739,645
     Average per day (Mcf)                            19,817     20,661
     Average price per Mcf                             $2.0       $1.60


 The average price of oil increased during the six months ended June 30, 1996, compared to the same period in 1995, $18.34 per barrel as compared to $16.53 per barrel. The increase in the average price of oil is primarily due to increases in the posted price for oil. The increase in the average price of gas from $1.60 per Mcf for the six months ended June 30, 1995 to $2.04 per Mcf for the six months ended June 30, 1996 is primarily the result of an increase in the spot prices of natural gas.

 Since the oil and gas sales attributable to the Royalties are based on an allocation formula that is dependent on such factors as price and cost (including capital expenditures), the production amounts do not provide a meaningful comparison. The increase in oil sales from the properties from which the Royalties were carved is primarily a result of an 18% increase in production from the Waddell Ranch properties due to successful drilling, remedial and maintenance programs. The gas sales from the properties from which the Royalties are carved were relatively unchanged for the applicable period of 1996 compared to 1995.

 The Trust has been advised by Burlington that 20 gross (8.3 net) productive oil wells on the Waddell Ranch properties were drilled and completed during the six months ended June 30, 1996, and that 13 gross (5.5 net) productive oil wells on the Waddell Ranch properties were drilled and completed during the six months ended June 30, 1995. Capital expenditures in 1996 totalled $8,373,000 compared to $6,064,000 in 1995. Burlington has previously advised the Trust that the 1996 capital expenditures budget should total approximately $9.6 million.

 Lease operating expense and property tax on the Waddell Ranch properties increased from $4,935,000 in 1995 to $5,462,000 in 1996. The increase in lease operating expense was primarily due to an increase in the number of wells operated. Property tax on the Texas Royalty properties increased from $681,000 in 1995 to $958,000 in 1996. This increase was primarily due to general increases in ad valorem tax rates.

 The Trust was advised by Burlington that approximately $1.3 million in ad valorem taxes related to 1991 through 1994 for the Texas Royalty properties that Southland did not previously charge to gross proceeds attributable to the Trust would be charged to the Trust over 12 months beginning in March 1995. This charge was being made by Burlington deducting approximately $87,000 per month from the gross proceeds attributable to the Texas Royalty properties until the full amount of the ad valorem was recovered in February 1996.

 CALCULATION OF ROYALTY INCOME

 The Trust's royalty income is computed as a percentage of the net profit from the operation of the properties in which the Trust owns net overriding royalty interests. These percentages of net profits are 75% and 95% in the case of the Waddell Ranch Properties and the Texas Royalty Properties, respectively. Royalty income received by the Trust for the three months ended June 30, 1996 and 1995 respectively, were computed as shown in the table below:

                                                         Three Months Ended June 30,
                                         -------------------------------------------------------
                                                    1996                          1995
                                         ---------------------------   -------------------------
                                           Waddell         Texas         Waddell        Texas
                                            Ranch          Royalty        Ranch        Royalty
                                          Properties      Properties     Properties   Properties
 Gross proceeds of sales from
     properties from which the net
     overriding royalties were carved:

     Gas proceeds                         $ 6,799,341    $ 1,778,813    $ 4,955,839   $1,802,505
     Oil proceeds                           3,446,552        456,843      2,456,989      306,720
                                         ------------    -----------    -----------    ---------

 Total                                     10,245,893      2,235,656      7,412,828    2,109,225
                                         ------------    -----------    -----------    ---------

 Less:
     Severance tax:
        Oil                                  274,739         71,389         208,499       83,595
        Gas                                  252,806         28,682         182,908       21,522
     Lease operating expense and
        property tax:
        Oil and gas                        2,657,089        482,511       2,335,324      460,261
     Capital expenditures                  4,036,192                      3,639,049
                                        ------------      ---------      ----------    --------

      Total                                7,220,826        582,582       6,365,780      565,378
                                        ------------      ---------      ----------    ---------

 Net profits                               3,025,067      1,653,074       1,047,048     1,543,847

 Net overriding royalty interest                 75%            95%             75%           95%
                                        ------------      ---------       ---------    ----------

 Royalty income                          $ 2,268,800    $ 1,570,420       $ 785,286    $ 1,466,654
                                        ============    ===========       =========    ===========

                          PART II - OTHER INFORMATION

 Items 1 through 5.

 Not applicable.

 Item 6.   Exhibits and Reports on Form 8-K

      (a)  Exhibits

             (4)(a) Permian Basin Royalty Trust Indenture dated November 3, 1980, between Southland Royalty Company (now Burlington Resources Oil & Gas Company) and The First National Bank of Fort Worth (now NationsBank of Texas, N.A.), as Trustee, heretofore filed as Exhibit (4)(a) to the Trust's Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980 is incorporated herein by reference.

             (4)(b) Net Overriding Royalty Conveyance (Permian Basin Royalty Trust) from Southland Royalty Company (now Burlington Resources Oil & Gas Company) to The First National Bank of Fort Worth (now NationsBank of Texas, N.A.), as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit (4)(b) to the Trust's Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980 is incorporated herein by reference.

            (4)(c) Net Overriding Royalty Conveyance (Permian Basin Royalty Trust - Waddell Ranch) from Southland Royalty Company (now Burlington Resources Oil & Gas Company) to The First National Bank of Fort Worth (now NationsBank of Texas, N.A.), as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit (4)(c) to the Trust's Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980 is incorporated herein by reference.

            (27)     Financial Data Schedule

      (b)    Reports on Form 8-K

      There were no reports on Form 8-K filed during the quarter ended June 30, 1996.

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

                                        NATIONSBANK OF TEXAS, N.A.
                                          TRUSTEE FOR THE
                                          PERMIAN BASIN ROYALTY TRUST




                                        By  /s/  PAMELA J. BRADLEY
                                           ------------------------
                                           Pamela J. Bradley
                                           Vice President

 Date:  August 14, 1996


           (The Trust has no directors or executive officers.)

                           INDEX TO EXHIBITS


                                                           Sequentially
 Exhibit                                                     Numbered
 Number                   Exhibit                              Page

 (4)(a)    Permian Basin Royalty Trust Indenture dated
           November 3, 1980, between Southland Royalty
           Company (now Burlington Resources Oil & Gas
           Company) and The First National Bank of Fort
           Worth (now NationsBank of Texas, N.A.), as
           Trustee, heretofore filed as Exhibit (4)(a) to the Trust's Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980 is incorporated herein by reference. *

 (b)       Net Overriding Royalty Conveyance (Permian
           Basin Royalty Trust) from Southland Royalty
           Company (now Burlington Resources Oil & Gas
           Company) to The First National Bank of Fort
           Worth (now NationsBank of Texas, N.A.), as
           Trustee, dated November 3, 1980 (without
           Schedules), heretofore filed as Exhibit (4)(b) to the Trust's Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980 is incorporated herein by reference. *

 (c)       Net Overriding Royalty Conveyance (Permian
           Basin Royalty Trust - Waddell Ranch) from
           Southland Royalty Company (now Burlington
           Resources Oil & Gas Company) to The First National
           Bank of Fort Worth (now NationsBank of Texas,
           N.A.), as Trustee, dated November 3, 1980
           (without Schedules), heretofore filed as
           Exhibit (4)(c) to the Trust's Annual Report on Form 10-K to the Securities and Exchange
           Commission for the fiscal year ended December 31, 1980 is incorporated herein by reference. *


 (27)      Financial Data Schedule **

 * A copy of this Exhibit is available to any Unit holder, at the actual cost of reproduction, upon written request to the Trustee, NationsBank of Texas, N.A., P. O. Box 1317, Fort Worth, Texas 76101.

 **  Filed herewith.