Form 10-Q
period 1996-09-30
PERMIAN BASIN ROYALTY TRUST
filed 1996-11-14
CIK 319654

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   Form 10-Q



                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



               For the Quarterly Period Ended September 30, 1996


                           Commission File No. 1-8033



                          PERMIAN BASIN ROYALTY TRUST


      Texas                                      I.R.S. No. 75-6280532


                  NationsBank of Texas N.A., Trust Department
                                 P. O. Box 1317
                            Fort Worth, Texas 76101

                         Telephone Number 817/390-6905



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---   ----
Number of units of beneficial interest outstanding at November 14, 1996:
46,608,796

                          PERMIAN BASIN ROYALTY TRUST

                         PART I - FINANCIAL STATEMENTS


Item 1.   Financial Statements.

The condensed financial statements included herein have been prepared by NationsBank of Texas, N.A. as Trustee for the Permian Basin Royalty Trust, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Trust's latest annual report on Form 10-K. In the opinion of the Trustee, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the assets, liabilities and trust corpus of the Permian Basin Royalty Trust at September 30, 1996, and the distributable income and changes in trust corpus for the three-month and nine-month periods ended September 30, 1996 and 1995 have been included. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

Deloitte & Touche LLP, independent certified public accountants, has made a limited review of the condensed financial statements as of September 30, 1996 and for the three-month and nine-month periods ended September 30, 1996 and 1995 included herein.

INDEPENDENT ACCOUNTANTS' REPORT

NationsBank of Texas, N.A. as Trustee
   for the Permian Basin Royalty Trust:

We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of the Permian Basin Royalty Trust as of September 30, 1996 and the related condensed statements of distributable income and changes in trust corpus for the three-month and nine-month periods ended September 30, 1996 and 1995. These financial statements are the responsibility of the Trustee.

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


DELOITTE & TOUCHE LLP
November 1, 1996

PERMIAN BASIN ROYALTY TRUST

CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS
-------------------------------------------------------------------------------


                                                         SEPTEMBER 30,  DECEMBER 31,
ASSETS                                                      1996           1995
                                                         (UNAUDITED)

Cash and short-term investments                          $  3,116,478   $  1,195,294
Net overriding royalty interests in producing oil and
  gas properties (net of accumulated amortization of
  $7,127,723 and $6,917,588 at September 30, 1996
  and December 31, 1995, respectively)                      3,847,493      4,057,628
                                                         ------------   ------------

                                                         $  6,963,971   $  5,252,922
                                                         ============   ============
LIABILITIES AND TRUST CORPUS

Distribution payable to Unit holders                     $  3,116,478   $  1,195,294
Trust corpus - 46,608,796 Units of
  beneficial interest authorized, issued
  and outstanding                                           3,847,493      4,057,628
                                                         ------------   ------------

                                                         $  6,963,971   $  5,252,922
                                                         ============   ============

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)
--------------------------------------------------------------------------------


                                   THREE MONTHS ENDED           NINE MONTHS ENDED
                                      SEPTEMBER 30,                SEPTEMBER 30,
                                -------------------------   -------------------------
                                    1996          1995          1996          1995
Royalty income                  $ 7,061,959   $ 2,609,871   $13,471,220   $ 8,036,227
Interest income                       8,057         4,938        19,785        18,790
                                -----------   -----------   -----------   -----------
                                  7,070,016     2,614,809    13,491,005     8,055,017

General and administrative
   expenditures                     106,898        68,968       374,654       351,010
                                -----------   -----------   -----------   -----------

Distributable income            $ 6,963,118   $ 2,545,841   $13,116,351   $ 7,704,007
                                ===========   ===========   ===========   ===========

Distributable income per Unit
   (46,608,796 Units)           $   .149395   $   .054621   $   .281414   $   .165289
                                ===========   ===========   ===========   ===========


The accompanying notes to condensed financial statements are an integral part of these statements.

PERMIAN BASIN ROYALTY TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS  (UNAUDITED)
--------------------------------------------------------------------------------


                                        THREE MONTHS ENDED                NINE MONTHS ENDED
                                           SEPTEMBER 30,                     SEPTEMBER 30,
                                    ----------------------------    ----------------------------
                                        1996            1995            1996            1995
Trust corpus, beginning of period   $  3,950,015    $  4,185,235    $  4,057,628    $  4,296,056
Amortization of net overriding
   royalty interests                    (102,522)        (52,341)       (210,135)       (163,162)
Distributable income                   6,963,118       2,545,841      13,116,351       7,704,007
Distributions declared                (6,963,118)     (2,545,841)    (13,116,351)     (7,704,007)
                                    ------------    ------------    ------------    ------------

Trust corpus, end of period         $  3,847,493    $  4,132,894    $  3,847,493    $  4,132,894
                                    ============    ============    ============    ============


The accompanying notes to condensed financial statements are an integral part of these statements.

PERMIAN BASIN ROYALTY TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1.   BASIS OF ACCOUNTING

     The Permian Basin Royalty Trust ("Trust") was established as of November 1, 1980. The financial statements of the Trust are prepared on the following basis:

      o Royalty income recorded for a month is the amount computed and paid by the interest owner, Burlington Resources Oil & Gas Company ("Burlington"), to NationsBank of Texas, N.A., ("Trustee") as Trustee for the Trust. Royalty income consists of the amounts received by the owner of the interest burdened by the net overriding royalty interests ("Royalties") from the sale of production less accrued production costs, development and drilling costs, applicable taxes, operating charges, and other costs and deductions, multiplied by 75% in the case of the Waddell Ranch properties and 95% in the case of the Texas Royalty properties.

      o Trust expenses recorded are based on liabilities paid and cash reserves established out of cash received or borrowed funds for liabilities and contingencies.

      o Distributions to Unit holders are recorded when declared by the Trustee.

      o The conveyance which transferred the overriding royalty interest to the Trust provides that any excess of production costs over gross proceeds must be recovered from future net profits.


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


                                   ******

ITEM 2.   TRUSTEE'S DISCUSSION AND ANALYSIS

THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

In the quarter ended September 30, 1996, royalty income received by the Trust amounted to $7,061,959 compared to $2,609,871 for the quarter ended September 30, 1995. The approximate $4.5 million increase in royalty income is primarily due to increases in oil and gas prices received and decreased capital expenditures. Interest income for the quarter ended September 30, 1996 was $8,057, compared with $4,938 for the quarter ended September 30, 1995. The increase in interest income is attributable primarily to an increase in funds available for investment and an increase in interest rates. General and administrative expenses during the third quarter of 1996 amounted to $106,898 compared to $68,968 during the third quarter of 1995. The increase in general and administrative expenses is primarily due to timing differences in the receipt and payment of these expenses.

These transactions resulted in distributable income for the quarter ended September 30, 1996 of $6,963,118, or $.149359 per Unit of beneficial interest. Distributions of $.036376, $.046154 and $.066865 per Unit were made to Unit holders of record on July 31, August 30 and September 30, 1996, respectively. For the quarter ended September 30, 1995, distributable income was $2,545,841, or $.054621 per Unit of beneficial interest.

Royalty income for the Trust for the quarter ended September 30, 1996 is associated with actual oil and gas production for the period May through July 1996 from the properties from which the Trust's net overriding royalty interests ("Royalties") were carved. Oil and gas production attributable to the Royalties and the properties from which the Royalties were carved are as follows:

                                                                      THREE MONTHS ENDED
                                                                        SEPTEMBER 30,
                                                                    -----------------------
                                                                     1996            1995
ROYALTIES:
Oil sales (Bbls)                                                    266,027         130,859
Gas sales (Mcf)                                                     959,162         373,842

PROPERTIES FROM WHICH THE ROYALTIES WERE CARVED:
Oil:
   Total oil sales (Bbls)                                           469,422         427,980
   Average per day (Bbls)                                             5,102           4,652
   Average price/Bbl                                                 $19.59          $16.65

Gas:
   Total gas sales (Mcf)                                          1,877,362       1,923,573
   Average per day (Mcf)                                             20,406          20,908
   Average price/Mcf                                                  $2.29           $1.57

The posted price of oil increased for the third quarter of 1996 compared to the third quarter of 1995, resulting in an average price per barrel of $19.59 in the third quarter of 1996 compared to $16.65 in the third quarter of 1995.
Gas prices also increased in the third quarter of 1996, resulting in an average price per Mcf of gas of $2.29 in the third quarter of 1996 compared to $1.57 in the third quarter of 1995.

Since the oil and gas sales attributable to the Royalties are based on an allocation formula that is dependent on such factors as price and costs (including capital expenditures), those production amounts do not provide a meaningful comparison. The gas sales from the properties from which the Royalties are carved decreased for the third quarter of 1996 compared to the third quarter of 1995 primarily due to natural decline in deliverability from the wells. The Trustee has been advised that oil sales from the Waddell Ranch properties were up slightly for the third quarter of 1996 compared to the third quarter of 1995 primarily due to increased production resulting from 1996 capital projects. The oil from the Waddell Ranch properties is 72% and 74% of the total oil sales from the properties from which the royalties were carved for the third quarters of 1996 and 1995, respectively.

Capital expenditures for drilling, remedial and maintenance activities on the Waddell Ranch properties during the third quarter of 1996 totaled $347,115 as compared to $3.1 million in the third quarter of 1995. The Trust has been advised that the decrease in expenditures is due to a revision of an estimate to accurately reflect costs actually incurred in the first nine months of 1996. Burlington has advised the Trust that the revised 1996 capital expenditures budget is approximately $10 million. The total amount of the capital expenditures budget for 1995 was $10.5 million. Lease operating expense and property taxes increased from $3.4 million in the third quarter of 1995 to $3.6 million in the third quarter of 1996.

The Trust has been advised that there were no wells completed during the three months ended September 30, 1996 and there were 2 gross (1 net) wells in progress at September 30, 1996. During the three months ended September 30, 1995, there were 8 gross (3.875 net) wells drilled and completed and 11 gross (5.0 net) wells in progress at September 30, 1995.

NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

For the nine months ended September 30, 1996, royalty income received by the Trust amounted to $13,471,220 compared with royalty income of $8,036,227 during the first nine months of 1995. The approximate $5.4 million increase in royalty income is primarily due to increases in oil and gas prices received. Interest income for the nine months ended September 30, 1996 was $19,785, compared with $18,790 during the first nine months of 1995. The increase in interest income results primarily from an increase in the amount of funds available for investment. General and administrative expenses during the 1996 period amounted to $374,654. During the first nine months of 1995, general and administrative expenses amounted to $351,010. The increase in general and administrative expenses is primarily due to timing differences in the receipt and payment of these expenses.

These transactions resulted in distributable income for the nine months ended September 30, 1996 of $13,116,351, or $.281414 per Unit of beneficial interest. For the first nine months of 1995, the distributable income was $7,704,007, or $.165289 per Unit.

Royalty income for the Trust for the nine-month period ended September 30, 1996, is associated with actual oil and gas production for the period November 1995 through July 1996 from the properties from which the Royalties were carved. Oil and gas sales attributable to the Royalties and the properties from which the Royalties were carved are as follows:

                                                                 NINE MONTHS ENDED
                                                                   SEPTEMBER 30,
                                                             --------------------------
                                                                1996            1995
ROYALTIES:
Oil sales (Bbls)                                               547,232         404,967
Gas sales (Mcf)                                              1,813,974       1,201,043


PROPERTIES FROM WHICH THE ROYALTIES WERE CARVED:
Oil:
   Total oil sales (Bbls)                                    1,358,680       1,222,110
   Average per day (Bbls)                                        4,959           4,477
   Average price/Bbl                                            $18.77          $16.57
Gas:
   Total gas sales (Mcf)                                     5,484,012       5,663,218
   Average per day (Mcf)                                        20,015          20,744
   Average price/Mcf                                             $2.12           $1.58

The posted price of oil increased during the nine months ended September 30, 1996 compared to the same period in 1995, resulting in an average price per barrel of $18.77 in the nine months ended September 30, 1996 compared to $16.57 in the nine months ended September 30, 1995. The increase in the average price of gas from $1.58 in the nine months ended September 30, 1995 to $2.12 in the same period in 1996 is primarily the result of a increase in the spot prices of natural gas.

Since the oil and gas sales attributable to the Royalties are based on an allocation formula that is dependent on such factors as price and cost (including capital expenditures), the production amounts do not provide a meaningful comparison. There was an increase in oil sales from the properties from which the Royalties were carved in the first nine months of 1996 as compared to the first nine months of 1995. The decrease in the gas sales volumes for the nine months ended September 30, 1996 compared to the gas sales volumes for the same period of 1995 can be attributed primarily to natural decline in deliverability of the wells.

The lease operating expense and property taxes on the Waddell Ranch properties for the nine months ended September 30, 1996 were $8,594,000 compared to $7,879,000 for the same period in 1995. The increase is primarily due to an increase in ad valorem taxes.

The Trust was advised by Burlington that approximately $1.3 million in ad valorem taxes related to 1991 through 1994 for the Texas Royalty properties that Southland did not previously charge to gross proceeds attributable to the Trust would be charged to the Trust over 12 months beginning in March 1995. This charge was being made by Burlington deducting approximately $87,000 per month from the gross proceeds attributable to the Texas Royalty properties until the full amount of the ad valorem taxes were recovered in February 1996.

Capital expenditures in 1996 totaled $8,519,000 compared to $9,163,000 in 1995. The Trustee has been advised that the decrease in these costs is associated with the timing of expenditures.

The Trust has been advised that 20 gross (8.3 net) productive oil wells on the Waddell Ranch properties were drilled and completed during the nine months ended September 30, 1996 and 21 gross (9.375 net) productive oil wells were drilled and completed during the nine months ended September 30, 1995. In addition, there were 2 gross (1 net) wells in progress at September 30, 1996, and 11 gross (5.0 net) wells in progress at September 30, 1995.

CALCULATION OF ROYALTY INCOME

The Trust's royalty income is computed as a percentage of the net profit from the operation of the properties in which the Trust owns net overriding royalty interests. These percentages of net profits are 75% and 95% in the case of the Waddell Ranch properties and the Texas Royalty properties, respectively. Royalty income received by the Trust for the quarters ended September 30, 1996 and 1995, respectively, was computed as shown in the table below:

                                                     THREE MONTHS ENDED SEPTEMBER 30,
                                       --------------------------------------------------------
                                                  1996                         1995
                                       -------------------------     --------------------------
                                        WADDELL         TEXAS         WADDELL         TEXAS
                                         RANCH         ROYALTY         RANCH         ROYALTY
                                       PROPERTIES     PROPERTIES     PROPERTIES     PROPERTIES
Gross proceeds of sales from
   properties from which the net
   overriding royalties were carved:

   Oil proceeds                        $ 6,681,083    $ 2,516,631    $ 5,303,295    $ 1,821,644
   Gas proceeds                          3,734,157        558,795      2,693,276        325,110
                                       -----------    -----------    -----------    -----------

           Total                        10,415,240      3,075,426      7,996,571      2,146,754
                                       -----------    -----------    -----------    -----------

Less:
   Severance tax:
      Oil                                  273,597         92,671        222,052         76,599
      Gas                                  277,454         32,724        201,226         24,333
   Lease operating expense and
      property tax:
      Oil and gas                        3,131,071        482,512      2,900,851        460,290
   Capital expenditures                    347,115                     3,098,860
   Other costs                              63,954         24,970         43,303         46,414
                                       -----------    -----------    -----------    -----------

           Total                         4,093,191        632,877      6,466,292        607,636
                                       -----------    -----------    -----------    -----------

Net profits                              6,322,049      2,442,549      1,530,279      1,539,118
Net overriding royalty interests                75%            95%            75%            95%
                                       -----------    -----------    -----------    -----------

Royalty income                         $ 4,741,537    $ 2,320,422    $ 1,147,709    $ 1,462,162
                                       ===========    ===========    ===========    ===========

                          PART II - OTHER INFORMATION

Item 1.       Legal Proceedings

              The Trustee has been notified of the settlement of a class action lawsuit pending in the 270th District Court of Harris County, Texas, (the "Court") styled CAROLINE ALTHEIDE AND LANDGON HARRISON V. MERIDIAN OIL INC., MERIDIAN OIL HOLDING INC., MERIDIAN OIL TRADING INC., MERIDIAN OIL PRODUCTION INC., SOUTHLAND ROYALTY COMPANY, EL PASO PRODUCTION COMPANY, MERIDIAN OIL HYDROCARBONS INC., MERIDIAN OIL GATHERING INC., MERIDIAN OIL SERVICES INC. AND EDWARD PARKER ("Class Action"). The defendants in this lawsuit are collectively referred to herein as "Meridian."

              The members of the class ("Class Members") involved in the Class Action that was certified by the Court are all persons or entities who (i) at any time between December 1, 1986 and July 1, 1996 received payments directly from Meridian, (ii) the payments from Meridian were attributable to interests in natural gas that was sold at the wellhead to Meridian Oil Trading Inc., and (iii) the interests were either royalty interests, overriding royalty interests or interests of a similar nature that burdened the working interests of Meridian, or working interests in properties operated by Meridian, or royalty interests, overriding royalty interests or interests of a similar nature that burdened working interests in properties operated by Meridian. Meridian, the San Juan Basin Royalty Trust, the Burlington Resources Coal Seam Royalty Trust and the Commissioner of Public Lands of the New Mexico State Lands Office are not Class Members.

              In summary, the claims asserted in the Class Action ("Class Claims") are those asserted in Plaintiffs' Second Amended Original Petition filed in the Class Action which are based upon the manner in which Meridian calculated payments to its royalty owners and its joint working interest owners in natural gas-producing properties. It is alleged that those payments were based on wellhead prices that were set by a marketing affiliate, rather than upon the net prices that Meridian received for the gas and liquid components in arm's-length sales to non-affiliated purchasers. More specifically, such claims are based on Meridian's conduct in basing its payments to Class Members, for natural gas sold at the wellhead to Meridian Oil Trading Inc., on wellhead prices that resulted from one or more of the following:

              (i) Meridian's use of allegedly depressed prices for gas set by Meridian Oil Trading Inc.;

              (ii) Meridian's use of allegedly inflated cost factors for transportation services set by Meridian Oil Trading Inc.;

              (iii) Meridian's use of allegedly depressed net prices for liquids set by Meridian Oil Hydrocarbons Inc.; and

              (iv) Meridian's use of allegedly inflated rates for coal seam gathering and treating services set by Meridian Oil Gathering Inc.

              It was alleged that Meridian's conduct violated applicable legal principles. Meridian denied that its conduct had been unlawful or otherwise wrongful. The Court has not ruled on the merits of the Class Claims or on Meridian's defenses to such claims.

              The settlement reached by the parties in the Class Action provides for the payment of up to $42 million together with interest thereon beginning on July 17, 1996 until the date the settlement checks are initially mailed to the Class Members participating in the settlement. Such settlement amount is subject to reduction for certain adjustments such as
              (i) fees, costs and expenses awarded by the Court to the Class Counsel (Susman Godfrey L.L.P. and Dick Watt),
              (ii) extra compensation awarded by the Court to the named Plaintiffs (Caroline D. Altheide and Langdon D. Harrison), and
              (iii) the expenses incurred in giving notice and administering the proposed settlement ("Net Settlement Fund"). Concurrently with Meridian's payment of the Net Settlement Fund to Class Members who did not timely and validly elect to be excluded from the Class ("Settlement Class Members"), Meridian is obligated under the settlement to advise its then current recipients of royalty payments that Meridian intends (i) to commence calculating royalty payments based upon the net prices received by Meridian from non-affiliated third parties for natural gas and the liquids extracted therefrom, and (ii) in calculating royalty payments on gas produced from coal seam gas wells using the Val Verde Gathering System, to commence using a deduction for gathering and treating the gas produced from such wells that does not exceed 75% of the fee charged by Meridian Oil Gathering Inc. for similar services to the five largest (by volume) non-affiliated third party shippers. Meridian is not obligated to calculate royalty payments in such method in the future but, if it changes such method of calculation it is obligated to provide notice of such change in method of calculation to the then-current recipients of royalty payments.

              Of the Net Settlement Fund, (i) 48% thereof will be distributed among Class Members whose interests bear on "conventional" gas-producing properties (specifically, gas not gathered on the Val Verde Gathering System) that are located in Meridian's Farmington operating division (which is roughly coextensive with the San Juan Basin of New Mexico and Colorado), (ii) 42% thereof will be distributed among the Class Members whose interests bear on the coal seam gas producing properties located in Meridian's Farmington operating division (specifically, gas gathered on the Val Verde Gathering System), and (iii) 10% thereof will be distributed among those Class Members whose interests bear on gas-producing properties located in areas other than Meridian's Farmington operating division. The Trust would fall into the last of these three classifications. It is estimated that the Trust's share of the Net Settlement Fund will be between $560,000 and $850,000, the exact amount of which cannot be determined at this time.

              Upon final judicial approval of the settlement, the settlement provides that a judgment be entered in the Class Action dismissing the Class Action with prejudice to its refiling. As a result of the settlement, Settlement Class Members release and discharge the Released Parties, and each of them, from and with respect to the Class Claims and such Class Members will not be able to pursue the Class Claims against the Released Parties. "Released Parties" as used herein means, severally and collectively, the Defendants and Meridian Oil Inc. and all Affiliates of Burlington Resources Inc. since December 1, 1986, collectively, and all past and present agents, employees, officers, directors, shareholders, representatives, attorneys, predecessors, successors, assigns and affiliates of each of the Defendants and of Meridian Oil Inc. and all Affiliates of Burlington Resources Inc. since December 1, 1986, collectively. "Released Parties" also includes all other person or entities who are liable or become liable for the conduct of any person or entity that is identified in the preceding sentence.
              "Affiliates" as used herein means Burlington Resources Inc.'s direct and indirect subsidiaries.

              It was determined by the Trustee that the Trust is part of the Class that was certified by the Court in the Class Action and that it was in the best interest of the Trust to elect to remain as part of the Class and share in the Net Settlement Fund. The Trustee believes that the Class Claims, if true, had little, if any, detrimental effect upon the Trust and the Trust is being adequately compensated as a result of this settlement.

              A hearing was scheduled for November 8, 1996 for the Court's consideration of the approval of the settlement and entry of a judgment. Such hearing has been continued and the Trustee does not know when the Court will consider approval of the settlement and entry of a judgment.

              Assuming that settlement is approved and judgment is entered on or before November 22, 1996, it is anticipated that the Trust would receive its share of the Net Settlement Fund during the month of December 1996 absent an appeal of the judgment. Such monies could, therefore, become part of the distribution made in January to Unit holders of record at December 31, 1996.

              There can be no assurance that the settlement will be approved and that judgment will be entered and, if such settlement is approved and judgment entered, that such will occur by such date nor that the funds will be received during December 1996.

Items 2 through 5.

Not applicable.

Item 6.  (a)  Exhibits

              (4) (a) Permian Basin Royalty Trust Indenture dated November 3, 1980, between Southland Royalty Company (now Burlington Resources Oil & Gas Company) and The First National Bank of Fort Worth (now NationsBank of Texas, N.A.), as Trustee, heretofore filed as Exhibit (4)(a) to the Trust's Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980 is incorporated herein by reference.

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

              (27)      Financial Data Schedule

         (b)  Reports on Form 8-K

              There were no reports on Form 8-K filed during the quarter ended September 30, 1996.

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

                                        NATIONSBANK OF TEXAS, N.A.
                                         TRUSTEE FOR THE
                                         PERMIAN BASIN ROYALTY TRUST




                                        By      ERIC F. HYDEN
                                           -------------------------
                                                Eric F. Hyden
                                               Vice President


Date: November 14, 1996


             (The Trust has no directors or executive officers.)

                               INDEX TO EXHIBITS



              EXHIBIT
              NUMBER                               EXHIBIT

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