Form 10-K405
period 1996-12-31
PERMIAN BASIN ROYALTY TRUST
filed 1997-03-31
CIK 319654

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ---------------------
                                   FORM 10-K
(Mark One)
[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1996

                                       OR
[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
             For the transition period from           to

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

                                 (817) 390-6905
              (Registrant's Telephone Number, Including Area Code)

          Securities registered pursuant to Section 12(b) of the Act:

             TITLE OF EACH CLASS                 NAME OF EACH EXCHANGE ON WHICH REGISTERED
             -------------------                 -----------------------------------------
         UNITS OF BENEFICIAL INTEREST                     NEW YORK STOCK EXCHANGE

          Securities registered pursuant to Section 12(g) of the Act:
                                      NONE
                                (Title of Class)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X    No
                                               ---      ---
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     At March 18, 1997, there were 46,608,796 Units of Beneficial Interest of the Trust outstanding with an aggregate market value on that date of $198,087,383.

                      DOCUMENTS INCORPORATED BY REFERENCE

     "Units of Beneficial Interest" at page 2; "Trustee's Discussion and Analysis for the Three-Year Period Ended December 31, 1996" at pages 8 through 11; "Results of the 4th Quarters of 1996 and 1995" at page 12; and "Statements of Assets, Liabilities and Trust Corpus," "Statements of Distributable Income," "Statements of Changes in Trust Corpus," "Notes to Financial Statements" and "Independent Auditors' Report" at page 13 et seq., in registrant's Annual Report to security holders for fiscal year ended December 31, 1996 are incorporated herein by reference for Item 5 (Market for Units of the Trust and Related Security Holder Matters), Item 7 (Management's Discussion and Analysis of Financial Condition and Results of Operation) and Item 8 (Financial Statements and Supplementary Data) of Part II of this Report.
================================================================================

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

     Effective January 1, 1996, Southland Royalty, a wholly-owned subsidiary of Meridian Oil Inc. ("MOI") was merged with and into MOI, by which action the separate corporate existence of Southland Royalty ceased and MOI survived and succeeded to the ownership of all of the assets, has the rights, powers and privileges and assumed all of the liabilities and obligations of Southland Royalty. In 1996, MOI changed its name to Burlington Resources Oil & Gas Company ("BROG").

     The term "net proceeds" as used in the above conveyance means the excess of "gross proceeds" received by BROG during a particular period over "production costs" for such period. "Gross proceeds" means the amount received by BROG (or any subsequent owner of the interests from which the Royalties were carved) from the sale of the production attributable to the properties and interests from which the Royalties were carved, subject to certain adjustments. "Production costs" means, generally, costs incurred on an accrual basis in operating the properties and interests out of which the Royalties were carved, including both capital and non-capital costs; for example, development drilling, production and processing costs, applicable taxes, and operating charges. If production costs exceed gross proceeds in any month, the excess is recovered out of future gross proceeds prior to the making of further payment to the Trust, but the Trust is not liable for any production costs or liabilities attributable to these properties and interests or the minerals produced therefrom. If at any time the Trust receives more than the amount due from the Royalties, it shall not be obligated to return such overpayment, but the amounts payable to it for any subsequent period shall be reduced by such amount, plus interest, at a rate specified in the conveyance.

     To the extent it has the legal right to do so, BROG is responsible for marketing the production from such properties and interests, either under existing sales contracts or under future arrangements at the best prices and on the best terms it shall deem reasonably obtainable in the circumstances. BROG also has the obligation to maintain books and records sufficient to determine the amounts payable to the Trustee. BROG, however, can sell its interests in the properties from which the Royalties were carved.

     Proceeds from production in the first month are generally received by BROG in the second month, the net proceeds attributable to the Royalties are paid by BROG to the Trustee in the third month and distribution by the Trustee to the Unit holders is made in the fourth month. The identity of Unit holders entitled to a distribution will generally be determined as of the last business day of each calendar month (the "monthly record date"). The amount of each monthly distribution will generally be determined and announced ten days before the monthly record date. Unit holders of record as of the monthly record date will be entitled to receive the calculated monthly distribution amount for each month on or before ten business days after the monthly record date. The aggregate monthly distribution amount is the excess of (i) net revenues from the Trust properties, plus any decrease in cash reserves previously established for contingent liabilities and any other cash receipts of the Trust over (ii) the expenses and payments of liabilities of the Trust plus any net increase in cash reserves for contingent liabilities.

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

     The income to the Trust attributable to the Royalties is not subject in material respects to seasonal factors nor in any manner related to or dependent upon patents, licenses, franchises or concessions. The Trust conducts no research activities. The Trust has no employees since all administrative functions are performed by the Trustee.

     BROG has advised the Trust that it believes that comparable revenues could be obtained in the event of a change in purchasers of production.

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

     The following information in Item 2 is based upon data and information furnished to the Trustee by Southland Royalty or BROG.

PRODUCING ACREAGE, WELLS AND DRILLING

     Waddell Ranch Properties. The Waddell Ranch properties consist of 78,175 gross (34,205 net) producing acres. A majority of the proved reserves are attributable to six fields: Dune, Sand Hills (Judkins), Sand Hills

(McKnight), Sand Hills (Tubb), University-Waddell (Devonian) and Waddell. At December 31, 1996, the Waddell Ranch properties contained 871 gross (359.51 net) productive oil wells, 152 gross (64.54 net) productive gas wells and 310 gross (125.44 net) injection wells.

     Effective May 1, 1991, Chevron USA, Inc. ("Chevron") resigned as operator of the Waddell Ranch properties. Southland Royalty was named the operator of record. BROG is now operator of record. All field, technical and accounting operations have been contracted by an agreement between the working interest owners and Coastal Management Corporation ("CMC") but remain under the direction of BROG.

     The Waddell Ranch properties are mature producing properties, and all of the major oil fields are currently being waterflooded. Proved reserves and estimated future net revenues attributable to the properties are included in the reserve reports summarized below. BROG does not own the full working interest in any of the tracts constituting the Waddell Ranch properties and, therefore, implementation of any development programs will require approvals of other working interest holders as well as BROG. In addition, implementation of any development programs will be dependent upon oil and gas prices currently being received and anticipated to be received in the future. During 1996 there were 22 gross (8.375 net) oil wells drilled on the Waddell Ranch Properties. At December 31, 1996 there were no wells in progress on the Waddell Ranch Properties. During 1995 there were 32 gross (14.075 net) oil wells drilled on the Waddell Ranch properties. At December 31, 1995 there were 3 gross (.8 net) wells in progress on the Waddell Ranch properties. During 1994 there were 22 gross (9.875 net) wells drilled on the Waddell Ranch properties. At December 31, 1994 there were no wells in progress on the Waddell Ranch properties. During 1993 there were 15 gross (6.75 net) wells drilled on the Waddell Ranch properties. At December 31, 1993 there were 4 gross (2 net) wells in progress on the Waddell Ranch properties.

     BROG has advised the Trust that the total amount of capital expenditures for 1996 with regard to the Waddell Ranch properties totalled $9,989,064. Capital expenditures include the cost of the 1996 drilling program and remedial and maintenance activities. BROG has advised the Trust that the capital expenditures budget for 1997 totals $11,835,000, of which $5,203,000 is attributable to the 1997 drilling program, $5,051,000 to workovers and recompletions and $1,581,000 to facility upgrades and replacements. The Trustee has also been advised that $220,000 of capital expenditures were not accrued in 1996 and will be included in the royalty calculations in 1997. Accordingly, there is an estimated 18% increase in capital expenditures for 1997 as compared with the 1996 capital expenditures.

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

     Approximately $1.3 million in ad valorem taxes related to 1991 through 1994 for the Texas Royalty properties that Southland Royalty did not previously charge to gross proceeds attributable to the Trust was charged to the Trust over 12 months beginning March 1995. Such amount was charged by deducting $87,000 per month from gross proceeds attributable to the Texas Royalty properties in calculating royalty income from such properties. To the extent charges were made to gross proceeds, the amount of funds available for distribution to Unit holders was reduced.

     In the fourth quarter of 1996, BROG notified the Trust that, pursuant to an ongoing divestiture program, BROG intended to sell its interests in the Texas Royalty properties that are subject to the Net Overriding Royalty Conveyance to the Trust dated effective November 1, 1980 ("Conveyance"). A Purchase and Sale Agreement was executed between BROG and Riverhill Energy Corporation ("Riverhill"), a wholly owned subsidiary of Riverhill Capital Corporation and an affiliate of CMC. CMC currently conducts all field, technical and accounting operations on behalf of BROG with regard to the Waddell Ranch properties. Riverhill is a privately owned Texas corporation with offices in Bryan and Midland, Texas. The Trustee was advised by BROG that the transaction closed on February 14, 1997. The Trustee has been further informed by

BROG that, as required by the Conveyance, Riverhill has succeeded to all of the requirements upon and the responsibilities of BROG under the Conveyance with regard to the Texas Royalty properties. BROG and Riverhill have further advised the Trustee that all accounting operations pertaining to the Texas Royalty properties will be performed by CMC under the direction of Riverhill. BROG had indicated to the Trustee that BROG will work together with CMC and Riverhill in an effort to assure that various administrative functions and reporting requirements assumed by Riverhill are met. The Trustee has been advised that independent auditors representing Riverhill and CMC will be Arthur Andersen.

OIL AND GAS PRODUCTION

     The Trust recognizes production during the month in which the related distribution is received. Production of oil and gas and related average sales prices attributable to the Royalties for the three years ended December 31, 1996, excluding portions attributable to the adjustments discussed below, were as follows:

                                           WADDELL                           TEXAS
                                            RANCH                           ROYALTY
                                         PROPERTIES                       PROPERTIES                          TOTAL
                              ---------------------------------   ---------------------------   ---------------------------------
                                1996        1995        1994       1996      1995      1994       1996        1995        1994
                              ---------   ---------   ---------   -------   -------   -------   ---------   ---------   ---------
Production
  Oil (barrels).............    418,991     262,221     260,536   352,833   330,922   400,573     771,824     593,143     661,109
  Gas (Mcf).................  1,915,649   1,289,005   1,366,386   724,732   616,294   731,832   2,640,381   1,905,299   2,098,218
Average Price
  Oil/barrel................     $19.97      $16.84      $16.01    $18.32    $15.71    $13.84      $19.55      $16.55      $14.69
  Gas/Mcf...................     $ 2.20      $ 1.59      $ 1.70    $ 2.04    $ 1.55    $ 1.73      $ 2.18      $ 1.58      $ 1.71

     As a result of an issue raised by the Trustee during March 1994 regarding potential underpayments of royalty income by Southland Royalty from the Texas Royalty properties beginning January 1991, the March 1994 royalty income included a payment by Southland Royalty of $2.9 million, or $.062261 per Unit. Further net revisions resulted in additional payments to the Trust by Southland Royalty of approximately $221,000 and $133,000 in the quarters ended June 30, 1994, and September 30, 1994, respectively. The payments made by Southland Royalty were estimates of previous underpayments of royalty income to the Trust and were subject to revision as additional investigation of such underpayments was performed by BROG and the Trustee. The Trustee engaged its independent accountants and independent petroleum engineers to review certain information underlying such payments previously received from BROG, and has determined that the amounts are reasonable.

     In accordance with the terms of the conveyances which conveyed the Royalties to the Trust, to the extent it has the legal right to do so, Southland Royalty had, and now BROG has, the obligation for marketing the production from the properties from which the Trust's Royalties were carved, at the best prices and on the best terms it deems reasonably obtainable in the circumstances. In accordance with the conveyances, the Trustee gave notice to Southland Royalty of the reservation of the Trust's right to question certain lease expenses and the adequacy of prices obtained by Southland Royalty for oil production during the period commencing May 1, 1991, and any further resulting or ancillary claims which may exist as a consequence of the foregoing claims as to adequacy of pricing.

     On January 3, 1994, the dispute between the Trustee and Southland Royalty regarding the adequacy of prices obtained by Southland Royalty for oil production during the period May 1991 through February 1993, was resolved. As a result of the settlement of such dispute, Southland Royalty agreed to pay the Trust $850,000 or $.0182369 per Unit. Such payment to the Trust was made on January 31, 1994, and was included in distributions made to Unit holders of record on January 31, 1994. The Trust has been advised by BROG that for the period August 1, 1993 through June 30, 1997, the oil from the Waddell Ranch properties is being sold under a competitive bid to independent third parties.

PRICING INFORMATION

     Reference is made to "Regulation" for information as to federal regulation of prices of natural gas. The following paragraphs provide information regarding sales of oil and gas from the Waddell Ranch properties. As a royalty owner, Southland Royalty is not furnished detailed information regarding sales of oil and gas from the Texas Royalty properties.

     Oil. The Trustee has been advised by BROG that for the period August 1, 1993 through June 30, 1997, the oil from the Waddell Ranch properties is being sold under a competitive bid to independent third parties.

     Gas. The gas produced from the Waddell Ranch properties is processed through a natural gas processing plant and sold at the tailgate of the plant. Plant products are marketed by Burlington Resources Hydrocarbons Inc., an indirect subsidiary of BRI. The processor of the gas (Warren Petroleum Company, L.P.) receives 15% of the liquids and residue gas as a fee for gathering, compression, treating and processing the gas.

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

     The independent petroleum engineers' reports as to the proved oil and gas reserves attributable to the Royalties conveyed to the Trust were obtained from Cawley, Gillespie & Associates, Inc. The following table presents a reconciliation of proved reserve quantities from December 31, 1993 through December 31, 1996 (in thousands):

                                                                  WADDELL
                                                                   RANCH         TEXAS ROYALTY
                                                                PROPERTIES        PROPERTIES           TOTAL
                                                              ---------------   ---------------   ---------------
                                                               OIL      GAS      OIL      GAS      OIL      GAS
                                                              (BBLS)   (MCF)    (BBLS)   (MCF)    (BBLS)   (MCF)
                                                              ------   ------   ------   ------   ------   ------
December 31, 1993...........................................   5,535   24,638   4,940     4,789   10,475   29,427
Extensions, discoveries and other additions.................     -0-      -0-     -0-       -0-      -0-      -0-
Revisions of previous estimates.............................     763    1,808     333       888    1,096    2,696
Production..................................................    (261)  (1,366)   (570)     (852)    (831)  (2,218)
                                                               -----   ------   -----     -----   ------   ------
December 31, 1994...........................................   6,037   25,080   4,703     4,825   10,740   29,905
Extensions, discoveries and other additions.................      49       28     -0-       -0-       49       28
Revisions of previous estimates.............................     128    1,024     205       664      333    1,688
Production..................................................    (262)  (1,289)   (331)     (616)    (593)  (1,905)
                                                               -----   ------   -----     -----   ------   ------
December 31, 1995...........................................   5,952   24,843   4,577     4,873   10,529   29,716
Extensions, discoveries and other additions.................      24       24     -0-       -0-       24       24
Revisions of previous estimates.............................   1,746   11,560     448       642    2,194   12,202
Production..................................................    (419)  (1,916)   (353)     (725)    (772)  (2,641)
                                                               -----   ------   -----     -----   ------   ------
December 31, 1996...........................................   7,303   34,511   4,672     4,790   11,975   39,301
                                                               =====   ======   =====     =====   ======   ======

     The production volumes for 1994 for the Texas Royalty properties include volumes associated with the Other Payments received during 1994. See discussion of Other Payments in Note 8 in the Notes to Financial Statements of the Trust's Annual Report to security holders for the year ended December 31, 1996.

     Estimated quantities of proved developed reserves of crude oil and natural gas as of December 31, 1996, 1995 and 1994 were as follows (in thousands):

                                                              CRUDE OIL    NATURAL GAS
                                                               (BBLS)         (MCF)
                                                              ---------    -----------
1996........................................................    10,154          32,008
1995........................................................     9,061          23,467
1994........................................................     9,465          24,172

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

     The 1996, 1995 and 1994 change in the standardized measure of discounted future net cash flows related to future royalty income from proved reserves discounted at 10% is as follows (in thousands):

                                      WADDELL RANCH PROPERTIES      TEXAS ROYALTY PROPERTIES                 TOTAL
                                    ----------------------------   ---------------------------   ------------------------------
                                      1996      1995      1994      1996      1995      1994       1996       1995       1994
                                    --------   -------   -------   -------   -------   -------   --------   --------   --------
January 1.........................  $ 74,070   $64,730   $55,544   $36,324   $33,660   $27,842   $110,394   $ 98,390   $ 83,386
Extensions, discoveries and other
  additions.......................       447       457       -0-       -0-       -0-       -0-        447        457        -0-
Accretion of discount.............     7,407     6,473     5,554     3,632     3,366     2,784     11,039      9,839      8,338
Revisions of prior year estimates,
  changes in price and other......    80,524     8,548    10,612    20,153     5,175    12,701    100,677     13,723     23,313
Royalty income....................   (12,278)   (6,138)   (6,980)   (7,652)   (5,877)   (9,667)   (19,930)   (12,015)   (16,647)
                                    --------   -------   -------   -------   -------   -------   --------   --------   --------
December 31.......................  $150,170   $74,070   $64,730   $52,457   $36,324   $33,660   $202,627   $110,394   $ 98,390
                                    ========   =======   =======   =======   =======   =======   ========   ========   ========

     Oil and gas prices of $23.88 and $22.32 per barrel and $4.00 and $2.64 per Mcf were used to determine the estimated future net revenues from the Waddell Ranch properties and the Texas Royalty properties at December 31, 1996. The extension, discoveries and other additions for the Waddell Ranch properties are reserves added as a result of remedial activity in the Waddell Ellenberger Field. The upward revision of the estimated oil and gas reserves and the related increase in the discounted future net cash flow for the Waddell Ranch properties was due to the increase in oil and gas prices from 1995 to 1996, as well as production response from drilling and remedial activity. The largest increase in oil reserves due to drilling and remedial activity occurred in the Waddell Field. The revisions in the oil and gas reserves and related discounted cash flow for the Texas Royalty properties are mainly due to the increase in oil and gas prices at December 31, 1996.

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

     Oil and gas prices of $15.60 and $14.50 per barrel and $1.87 and $1.75 per Mcf were used to determine the estimated future net revenues from the Waddell Ranch properties and the Texas Royalty properties at December 31, 1994. The upward revision of the estimated oil reserves and the related increase in the discounted future net cash flow for the Waddell Ranch properties was primarily due to the increase in oil prices from 1993 to 1994. The upward revision of the estimated gas reserves for the Waddell Ranch properties was primarily due to the production response resulting from remedial work performed during 1994. The adjustment in the oil and gas reserves and the related discounted cash flow for the Texas Royalty properties are due to a revision in the estimate based on revised net production data received from Southland Royalty.

     The following presents estimated future net revenue and the present value of estimated future net revenue, for each of the years ended December 31, 1996, 1995 and 1994 (in thousands except amounts per Unit):

                                                     1996                     1995                     1994
                                             ---------------------    ---------------------    ---------------------
                                             ESTIMATED                ESTIMATED                ESTIMATED
                                              FUTURE      PRESENT      FUTURE      PRESENT      FUTURE      PRESENT
                                                NET        VALUE         NET        VALUE         NET        VALUE
                                              REVENUE      AT 10%      REVENUE      AT 10%      REVENUE      AT 10%
                                             ---------    --------    ---------    --------    ---------    --------
Total Proved
  Waddell Ranch properties.................   $294,653    $150,170     $147,068    $ 74,070     $133,373    $ 64,730
  Texas Royalty properties.................    111,181      52,457       78,586      36,324       72,870      33,660
                                              --------    --------     --------    --------     --------    --------
        Total..............................   $405,834    $202,627     $225,654    $110,394     $206,243    $ 98,390
                                              ========    ========     ========    ========     ========    ========
Total Proved Per Unit......................   $   8.71    $   4.35     $   4.84    $   2.37     $   4.42    $   2.11
                                              ========    ========     ========    ========     ========    ========
Proved Developed
  Waddell Ranch properties.................   $226,174    $124,395     $110,611    $ 60,600     $104,470    $ 53,260
  Texas Royalty properties.................    111,181      52,457       78,586      36,324       72,870      33,660
                                              --------    --------     --------    --------     --------    --------
        Total..............................   $337,355    $176,852     $189,197    $ 96,924     $177,340    $ 86,920
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

     While natural gas prices are currently unregulated, Congress historically has been active in the area of natural gas regulation. It is impossible to predict whether new legislation to regulate natural gas might be proposed, what proposals, if any, might actually be enacted by Congress or the various state legislatures, and what effect, if any, such proposals might have on the operations of the properties from which the Royalties were carved.

  State Regulation

     The various states regulate the production and sale of oil and natural gas, including imposing requirements for obtaining drilling permits, the method of developing new fields, the spacing and operation of wells and the prevention of waste of oil and gas resources. The rates of production may be regulated and the maximum daily production allowables from both oil and gas wells may be established on a market demand or conservation basis, or both.

  Other Regulation

     The petroleum industry is also subject to compliance with various other federal, state and local regulations and laws, including, but not limited to, environmental protection, occupational safety, resource conservation and equal employment opportunity. The Trustee does not believe that compliance with these laws by the operating parties will have any material adverse effect on the Unit holders.

ITEM 3. LEGAL PROCEEDINGS

     The Trustee has been notified of the settlement of a class action lawsuit pending in the 270th District Court of Harris County, Texas (the "Court") Cause No. 92-026182 styled Caroline Altheide and Langdon Harrison v. Meridian Oil Inc., Meridian Oil Holding Inc., Meridian Oil Trading Inc., Meridian Oil Production Inc., Southland Royalty Company, El Paso Production Company, Meridian Oil Hydrocarbons Inc., Meridian Oil Gathering Inc., Meridian Oil Services Inc. and Edward Parker filed in June 1992 ("Class Action"). The defendants in this lawsuit are collectively referred to herein as "Meridian."

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

     The settlement reached by the parties in the Class Action provides for the payment of up to $42 million together with interest thereon beginning on July 17, 1996 until the date the settlement checks are initially mailed to the Class Members participating in the settlement. Such settlement amount is subject to reduction for certain adjustments such as (i) fees, costs and expenses awarded by the Court to the Class Counsel (Susman Godfrey L.L.P. and Dick Watt), (ii) extra compensation awarded by the Court to the named Plaintiffs (Caroline D. Altheide and Langdon D. Harrison), and (iii) the expense incurred in giving notice and administering the proposed settlement ("Net Settlement Fund"). Concurrently with Meridian's payment of the Net Settlement Fund to Class Members who did not timely and validly elect to be excluded from the Class ("Settlement Class Members"), Meridian is obligated under the settlement to advise its then current recipients of royalty payments that Meridian intends (i) to commence calculating royalty payments based upon the net prices received by Meridian from non-affiliated third parties for natural gas and the liquids extracted therefrom, and (ii) in calculating royalty payments on gas produced from coal seam gas wells using the Val Verde Gathering System, to commence using a deduction for gathering and treating the gas produced from such wells that does not exceed 75% of the fee charged by Meridian Oil Gathering Inc. for similar services to the five largest (by volume) non-affiliated third-party shippers. Meridian is not obligated to calculate royalty payments in such method in the future but, if it changes such method of calculation, it is obligated to provide notice of such change in method of calculation to the then-current recipients of royalty payments.

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

     Upon final judicial approval of the settlement, the settlement provides that a judgment be entered in the Class Action dismissing the Class Action with prejudice to its refiling. As a result of the settlement, Settlement Class Members release and discharge the Released Parties, and each of them, from and with respect to the Class Claims and such Class Members will not be able to pursue the Class Claims against the Released Parties. "Released Parties" as used herein means, severally and collectively, the Defendants and Meridian Oil Inc. and all Affiliates of Burlington Resources Inc. since December 1, 1986, collectively, and all past and present agents, employees, officers, directors, shareholders, representatives, attorneys, predecessors, successors, assigns and affiliates of each of the Defendants and of Meridian Oil Inc. and all Affiliates of Burlington Resources Inc. since December 1, 1986, collectively. "Released Parties" also includes all other persons or entities who are liable or become liable for the conduct of any person or entity that is identified in the preceding sentence. "Affiliates" as used herein means Burlington Resources Inc.'s direct and indirect subsidiaries.

     It was determined by the Trustee that the Trust is part of the Class that was certified by the Court in the Class Action and that it was in the best interest of the Trust to elect to remain as part of the Class and share in the Net Settlement Fund. The Trustee believes that the Class Claims, if true, had little, if any, detrimental effect on the Trust and the Trust is being adequately compensated as a result of this settlement.

     A judgment has been signed by the Court approving the settlement. However, a Notice of Appeal was filed by San Juan 1990-A, L.P., K&W Gas Partners, L.P., MAP 1992-A Partners, L.P. and The Board of Trustees of Leland Stanford Junior University, Non-Profit Corporation (Stanford University) on February 7, 1997. One of the conditions set forth in the settlement agreement for the distribution of settlement proceeds related to the Class Action is that there will be no distribution of the settlement proceeds unless and until such judgment is no longer subject to further appeal and, if there is an appeal, not unless and until such judgment is affirmed or such appeal is dismissed and the time for any further proceedings in the appellate court of last resort has expired. As a result of such appeal, no distribution of settlement proceeds has been made to the Trust and the Trustee does not know if or when the Trust will receive proceeds of such settlement.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of Unit holders, through the solicitation of proxies or otherwise, during the fourth quarter ended December 31, 1996.

                                    PART II

ITEM 5. MARKET FOR UNITS OF THE TRUST AND RELATED SECURITY HOLDER MATTERS

     The information under "Units of Beneficial Interest" at page 2 of the Trust's Annual Report to security holders for the year ended December 31, 1996, is herein incorporated by reference.

ITEM 6. SELECTED FINANCIAL DATA

                                                                    FOR THE YEAR ENDED DECEMBER 31,
                                                -----------------------------------------------------------------------
                                                   1996           1995           1994           1993           1992
                                                -----------    -----------    -----------    -----------    -----------
Royalty income................................  $19,930,354    $12,014,623    $16,646,903    $19,407,568    $21,491,861
Distributable income..........................   19,488,574     11,632,463     16,174,570     18,759,882     21,029,750
Distributable income per Unit.................     0.418131       0.249574       0.347027       0.402496       0.451198
Distributions per Unit........................     0.418131       0.249574       0.347027       0.402496       0.451198
Total assets, December 31.....................    5,913,931      5,252,922      6,002,283      6,284,735      6,868,543

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     The "Trustee's Discussion and Analysis for the Three-Year Period Ended December 31, 1996" and "Results of the 4th Quarters of 1996 and 1995" at pages 8 through 12 of the Trust's Annual Report to security holders for the year ended December 31, 1996 is herein incorporated by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Financial Statements of the Trust and the notes thereto at page 13 et seq. of the Trust's Annual Report to security holders for the year ended December 31, 1996, are herein incorporated by reference.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no changes in accountants and no disagreements with accountants on any matter of accounting principles or practices or financial statement disclosures during the twenty-four months ended December 31, 1996.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The Trust has no directors or executive officers. The Trustee is a corporate trustee which may be removed, with or without cause, at a meeting of the Unit holders, by the affirmative vote of the holders of a majority of all the Units then outstanding.

ITEM 11. EXECUTIVE COMPENSATION

     During the years ended December 31, 1996, 1995 and 1994, the Trustee received total remuneration as follows:

                 NAME OF INDIVIDUAL                    CAPACITIES
                    OR NUMBER OF                        IN WHICH         CASH
                  PERSONS IN GROUP                       SERVED      COMPENSATION    YEAR
                 ------------------                    ----------    ------------    ----
NationsBank of Texas, N.A............................   Trustee       $60,708(1)     1994
                                                                      $60,575(1)     1995
                                                                      $65,338(1)     1996

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     (a) Security Ownership of Certain Beneficial Owners. The following table sets forth as of December 31, 1996, information with respect to each person known to own beneficially more than 5% of the outstanding Units of the Trust:

                                             AMOUNT AND NATURE OF     PERCENT
             NAME AND ADDRESS               BENEFICIAL OWNERSHIP(1)   OF CLASS
             ----------------               -----------------------   --------
Burlington Resources Oil & Gas Company(1)      27,577,741 Units       59.17%
  5051 Westheimer
  Suite 1400
  Houston, Texas 77056-2124

---------------

(1) This information was provided to the Securities and Exchange Commission and to the Trust in a Form 4 dated January 6, 1994, filed with the Securities and Exchange Commission by Southland Royalty, a wholly-owned subsidiary of BRI, and in Amendment 5 to Schedule 13D and Schedule 13E-3 dated December 28, 1993, filed with the Securities and Exchange Commission by Southland Royalty and BRI. Such Units were reported to be owned directly by Southland Royalty, now BROG.

     The Form 4 filed by Southland Royalty and the Schedule 13D and Schedule 13E-3 filed by Southland Royalty and BRI with the Securities and Exchange Commission may be reviewed for more detailed information concerning the matters summarized herein.

     (b) Security Ownership of Management. The Trustee owns beneficially no securities of the Trust. In various fiduciary capacities, NationsBank of Texas, N.A. owned as of March 19, 1997, an aggregate of 309,393 Units with no right to vote 100,000 of these Units, shared right to vote 6,500 of these Units and sole right to vote 202,893 of these Units. Such Bank disclaims any beneficial interests in these Units. The number of Units reflected in this paragraph includes Units held by all branches of NationsBank of Texas, N.A.

     (c) Change In Control. The Trustee knows of no arrangements which may subsequently result in a change in control of the Trust.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Trust has no directors or executive officers. See Item 11 for the remuneration received by the Trustee during the years ended December 31, 1996, 1995 and 1994 and Item 12(b) for information concerning Units owned by NationsBank of Texas, N.A. in various fiduciary capacities.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     The following documents are filed as a part of this Report:

FINANCIAL STATEMENTS

     Included in Part II of this Report by reference to the Annual Report of the Trust for the year ended December 31, 1996:

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

EXHIBITS

           (4)(a)      -- Permian Basin Royalty Trust Indenture dated November 3, 1980, between Southland
                          Royalty Company and The First National Bank of Fort Worth (now NationsBank of Texas,
                          N.A.), as Trustee, heretofore filed as Exhibit (4)(a) to the Trust's Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended
                          December 31, 1980, is incorporated herein by reference.*
              (b)      -- Net Overriding Royalty Conveyance (Permian Basin Royalty Trust) from Southland
                          Royalty Company to The First National Bank of Fort Worth (now NationsBank of Texas,
                          N.A.), as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as
                          Exhibit (4)(b) to the Trust's Annual Report on Form 10-K to the Securities and
                          Exchange Commission for the fiscal year ended December 31, 1980, is incorporated herein by reference.*
              (c)      -- Net Overriding Royalty Conveyance (Permian Basin Royalty Trust -- Waddell Ranch)
                          from Southland Royalty Company to The First National Bank of Fort Worth (now
                          NationsBank of Texas, N.A.), as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit (4)(c) to the Trust's Annual Report on Form 10-K to the
                          Securities and Exchange Commission for the fiscal year ended December 31, 1980, is incorporated herein by reference.*
          (13)         -- Registrant's Annual Report to security holders for fiscal year ended December 31,
                          1996.**
          (23)         -- Consent of Cawley, Gillespie & Associates, Inc., reservoir engineer.**
          (27)         -- Financial Data Schedule.**

---------------

 * A copy of this Exhibit is available to any Unit holder, at the actual cost of reproduction, upon written request to the Trustee, NationsBank of Texas, N.A., P.O. Box 1317, Fort Worth, Texas 76101.

** Filed herewith.

REPORTS ON FORM 8-K

     During the last quarter of the Trust's fiscal year ended December 31, 1996, one report on Form 8-K was filed. Such Form 8-K is dated December 20, 1996 and reports regarding the status of the litigation settlement discussed in Item 3 hereof and that the judgment appealing the settlement might become the subject of an appeal and that as a result of such fact, no distribution of settlement proceeds had been made and that the Trustee did not know if or when the Trust would receive proceeds of such settlement.

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

                                            NATIONSBANK OF TEXAS, N.A.
                                              TRUSTEE OF THE PERMIAN BASIN
                                              ROYALTY TRUST

                                            By    /s/  ERIC F. HYDEN
                                               -------------------------
                                                       (Eric F. Hyden)
                                                       Vice President

Date: March 28, 1997

              (The Trust has no directors or executive officers.)

                               INDEX TO EXHIBITS

                                                                                       SEQUENTIALLY
        EXHIBIT                                                                          NUMBERED
         NUMBER                                    EXHIBIT                                 PAGE
        -------                                    -------                             ------------
           (4)(a)        -- Permian Basin Royalty Trust Indenture dated November 3,
                            1980, between Southland Royalty Company and The First
                            National Bank of Fort Worth (now NationsBank of Texas,
                            N.A.), as Trustee, heretofore filed as Exhibit (4)(a) to
                            the Trust's Annual Report on Form 10-K to the Securities
                            and Exchange Commission for the fiscal year ended
                            December 31, 1980, is incorporated herein by reference.*
               (b)       -- Net Overriding Royalty Conveyance (Permian Basin Royalty
                            Trust) from Southland Royalty Company to The First
                            National Bank of Fort Worth (now NationsBank of Texas,
                            N.A.), as Trustee, dated November 3, 1980 (without
                            Schedules), heretofore filed as Exhibit (4)(b) to the
                            Trust's Annual Report on Form 10-K to the Securities and
                            Exchange Commission for the fiscal year ended December
                            31, 1980, is incorporated herein by reference.*
               (c)       -- Net Overriding Royalty Conveyance (Permian Basin Royalty
                            Trust -- Waddell Ranch) from Southland Royalty Company to
                            The First National Bank of Fort Worth (now NationsBank of
                            Texas, N.A.), as Trustee, dated November 3, 1980 (without
                            Schedules), heretofore filed as Exhibit (4)(c) to the
                            Trust's Annual Report on Form 10-K to the Securities and
                            Exchange Commission for the fiscal year ended December
                            31, 1980, is incorporated herein by reference.*
          (13)           -- Registrant's Annual Report to security holders for fiscal year ended December 31, 1996.**
          (23)           -- Consent of Cawley, Gillespie & Associates, Inc.,
                            reservoir engineer.**
          (27)           -- Financial Data Schedule.**

---------------

 * A copy of this Exhibit is available to any Unit holder, at the actual cost of reproduction, upon written request to the Trustee, NationsBank of Texas, N.A., P.O. Box 1317, Fort Worth, Texas 76101.

** Filed herewith.