Form 10-K/A
period 1995-12-31
PERMIAN BASIN ROYALTY TRUST
filed 1997-04-11
CIK 319654

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                               Form 10-K/A

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

                             AMENDMENT NO. 1

        The Registrant hereby amends Exhibit 13 to its Annual Report on Form 10-K for the year ended December 31, 1995, which is Registrant's Annual Report to security holders for fiscal year ended December 31, 1995, by adding page 10 thereto entitled "RESULTS OF THE 4TH QUARTERS OF 1995 AND 1994" as follows:

              RESULTS OF THE 4TH QUARTERS OF 1995 AND 1994

        Royalty income received by the Trust for the fourth quarter of 1995 amounted to $3,978,396 or $.085357 per Unit. For the fourth quarter of 1994, the Trust received royalty income of $4,608,555 or $.098878 per Unit. Interest income for the fourth quarter of 1995 amounted to $6,453 compared to $8,826 for the fourth quarter of 1994. The decrease in interest income can be attributed primarily to a decrease in funds available for investment. General and administrative expenses totaled $56,393 for the fourth quarter of 1995 compared to $72,126 for the fourth quarter of 1994. The decrease in general and administrative expenses is primarily due to timing differences in the receipt and payment of these expenses.

        Royalty income for the Trust for the fourth quarter is associated with actual oil and gas production during August through October from the properties from which the Trust's net overriding royalty interests were carved. Oil and gas sales attributable to the Royalties and the properties from which the Royalties were carved for the quarter and the comparable period for 1994 are as follows:


Fourth Quarter                 1995         1994             Fourth Quarter                     1995           1994
-------------------          -------      -------            ------------------               -------        -------
Royalties                                                    Properties From Which
                                                             The Royalties Were Carved
Oil Sales (Bbls)____         188,176      221,565            Total Oil Sales (Bbls)_______    448,361        411,917
Average Price/Bbl_____        $16.27       $15.84            Average Per Day (Bbls)_____        4,874          4,477
Gas Sales (Mcf)_______       704,255      819,511            Total Gas Sales (Mcf)_______   1,908,396      1,947,204
Average Price/Mcf_____         $1.56        $1.66            Average Per Day (Mcf)_____        20,743         21,165


          The posted price of oil increased for the fourth quarter of 1995 compared to the fourth quarter of 1994, resulting in an average price per barrel of $16.27 compared to $15.84 in the same period of 1994. The average price of gas remained relatively unchanged for the fourth quarter of 1995 compared to the same period in 1994. Gas sales from the properties from which the Royalties were carved remained relatively unchanged for the fourth quarter of 1995 compared to the same period in 1994. Oil sales increased primarily due to increased production from the Waddell Ranch properties due to a successful drilling program, offset by decreased production from the Texas Royalty properties primarily due to natural decline.

          The Trust has been advised that there were 11 gross (4.7 net) wells drilled and completed during the three months ended December 31, 1995, and there were 3 gross (.8 net) wells in progress.

                                 SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                       NationsBank of Texas, N.A.
                                       Trustee for the
                                       Permian Basin Royalty Trust



                                       By:  /s/ ERIC F. HYDEN
                                            -----------------------------
                                            Eric F. Hyden
                                            Vice President

DATE:  April 11, 1997

              (The Trust has no directors or executive officers.)