Form 10-Q
period 1997-03-31
PERMIAN BASIN ROYALTY TRUST
filed 1997-05-14
CIK 319654

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                               Form 10-Q

             Quarterly Report Pursuant To Section 13 or 15(d)
                 of the Securities Exchange Act of 1934


              For the Quarterly Period Ended March 31, 1997

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

Number of units of beneficial interest outstanding at May 14, 1997:
46,608,796

                    PERMIAN BASIN ROYALTY TRUST

                   PART I - FINANCIAL STATEMENTS


Item 1.  Financial Statements

The condensed financial statements included herein have been prepared by NationsBank of Texas, N.A. as Trustee for the Permian Basin Royalty Trust, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Trust's latest annual report on Form 10-K. In the opinion of the Trustee, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the assets, liabilities and trust corpus of the Permian Basin Royalty Trust at March 31, 1997, and the distributable income and changes in trust corpus for the three-month periods ended March 31, 1997 and 1996 have been included. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

Deloitte & Touche LLP, independent certified public accountants, has made a review of the condensed financial statements as of March 31, 1997 and for the three-month periods ended March 31, 1997 and 1996 included herein.

INDEPENDENT ACCOUNTANTS' REPORT

NationsBank of Texas, N.A. as Trustee
 for the Permian Basin Royalty Trust:

We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of the Permian Basin Royalty Trust as of March 31, 1997, and the related condensed statements of distributable income and changes in trust corpus for the three-month periods ended March 31, 1997 and 1996. These financial statements are the responsibility of the Trustee.

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

We have previously audited, in accordance with generally accepted auditing standards, the statement of assets, liabilities and trust corpus of the Permian Basin Royalty Trust as of December 31, 1996, and the related statements of distributable income and changes in trust corpus for the year then ended (not presented herein); and in our report dated March 25, 1997, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed statement of assets, liabilities and trust corpus as of December 31, 1996, is fairly stated in all material respects in relation to the statement of assets, liabilities and trust corpus from which it has been derived.


/s/ Deloitte & Touche LLP
--------------------------
DELOITTE & TOUCHE LLP

May 9, 1997


PERMIAN BASIN ROYALTY TRUST
CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS
---------------------------------------------------------------------------------------------------------------
                                                                                March 31,         December 31,
ASSETS                                                                            1997                1996
                                                                               (Unaudited)

Cash and short-term investments                                                $ 2,913,251        $ 2,152,992
Net overriding royalty interests in producing
    oil and gas properties (net of accumulated
    amortization of $7,302,881 and $7,214,277
    at March 31, 1997 and December 31, 1996,
    respectively)                                                                3,672,335          3,760,939
                                                                                 ---------          ---------
                                                                               $ 6,585,586        $ 5,913,931
                                                                                 =========          =========
LIABILITIES AND TRUST CORPUS

Distribution payable to Unit holders                                           $ 2,913,251        $ 2,152,992
Trust corpus - 46,608,796 Units of beneficial
    interest authorized and outstanding                                          3,672,335          3,760,939
                                                                                 ---------          ---------
                                                                               $ 6,585,586        $ 5,913,931
                                                                                 =========          =========


CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)
--------------------------------------------------------------------------------------------------------------
                                                                                      Three Months Ended
                                                                                           March 31,
                                                                                 ----------------------------
                                                                                     1997              1996

Royalty income                                                                      $8,704,407     $2,570,041
Interest income                                                                         11,321          7,732
                                                                                     ---------      ---------
                                                                                     8,715,728      2,577,773

General and administrative
    expenditures                                                                       144,005        124,408
                                                                                     ---------     ----------
Distributable income                                                                $8,571,723     $2,453,365
                                                                                     =========     ==========
Distributable income per Unit (46,608,796 Units)                                    $  .183907     $  .052637
                                                                                     =========      =========

The accompanying notes to condensed financial statements are an integral part of these statements.


PERMIAN BASIN ROYALTY TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)
---------------------------------------------------------------------------------------------------------------
                                                                                        Three Months Ended
                                                                                             March 31,
                                                                                     -------------------------
                                                                                        1996           1995

Trust corpus, beginning of period                                                   $ 3,760,939   $ 4,057,628
Amortization of net overriding royalty interests                                        (88,604)      (48,610)
Distributable income                                                                  8,571,723     2,453,365
Distributions declared                                                               (8,571,723)   (2,453,365)
                                                                                      ---------     ---------

Trust corpus, end of period                                                         $ 3,672,335   $ 4,009,018
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

PERMIAN BASIN ROYALTY TRUST
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1.       BASIS OF ACCOUNTING

The Permian Basin Royalty Trust ("Trust") was established as of November 1, 1980. The financial statements of the Trust are prepared on the following basis:

Royalty income recorded for a month is the amount computed and paid by the working interest owner, Burlington Resources Oil & Gas ("BROG"), to NationsBank of Texas, N.A. ("Trustee") as Trustee for the Trust. Royalty income consists of the amounts received by the owner of the interest burdened by the net overriding royalty interests ("Royalties") from the sale of production less accrued production costs, development and drilling costs, applicable taxes, operating charges, and other costs and deductions, multiplied by 75% in the case of the Waddell Ranch Properties and 95% in the case of the Texas Royalty Properties.

Trust expenses recorded are based on liabilities paid and cash reserves established out of cash received or borrowed funds for liabilities and contingencies.

Distributions to Unit holders are recorded when declared by the Trustee.

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

                                    ******

Item 2.  Trustee's Discussion and Analysis

                         FORWARD LOOKING INFORMATION

         Certain information included in this report contains, and other materials filed or to be filed by the Trust with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Trust) may contain or include, forward looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. Such forward looking statements may be or may concern, among other things, capital expenditures, drilling activity, development activities, production efforts and volumes, hydrocarbon prices and the results thereof, and regulatory matters. Such forward looking statements generally are accompanied by words such as "estimate," "expect," "predict," "anticipate," "goal," "should," "assume," "believe" or other words that convey the uncertainty of future events or outcomes.

Three Months Ended March 31, 1997 and 1996

For the quarter ended March 31, 1997 royalty income received by the Trust amounted to $8,704,407, compared to royalty income of $2,570,041 during the first quarter of 1996. The increase in royalty income is primarily due to an increase in oil and gas prices in the first quarter of 1997, compared to the first quarter of 1996, as well as a reduction in allocated capital expenditures in the first quarter of 1997. Interest income for the quarter ended March 31, 1997, was $11,321, compared to $7,732 during the first quarter of 1996. General and administrative expenses during the first quarter of 1997 amounted to $144,405, compared to $124,408 during the first quarter of 1996. The increase in general and administrative expenses can be attributed primarily to timing differences in the receipt and payment of these expenses.

These transactions resulted in distributable income for the quarter ended March 31, 1997, of $8,571,723 or $.183907 per Unit of beneficial interest. Distributions of $.047538, $.073865 and $.062504 per Unit were made to Unit holders of record as of January 31, February 28 and March 31, 1997, respectively. For the first quarter of 1996, distributable income was $2,453,365 or $.052637 per Unit.

The Trust has been advised that effective January 1, 1996, Southland Royalty Company ("Southland") was merged with and into Meridian Oil Inc. ("Meridian"), a Delaware corporation, with Meridian being the surviving corporation. Meridian succeeded to the ownership of all the assets, has the rights, powers and privileges, and assumed all of the liabilities and obligations of Southland. Effective July 11, 1996, Meridian changed its name to Burlington Resources Oil & Gas Company ("BROG").

As has been previously reported, the Trust was notified in the third quarter of 1996 of the settlement of a class action lawsuit pending in the 270th District Court of Harris County, Texas styled CAROLINE ALTHEIDE AND LANGDON HARRISON VS. MERIDIAN OIL INC., MERIDIAN OIL HOLDING INC., SOUTHLAND ROYALTY COMPANY, EL PASO PRODUCTION COMPANY, MERIDIAN OIL HYDROCARBONS INC., MERIDIAN OIL GATHERING INC., MERIDIAN OIL SERVICES INC., AND EDWARD PARKER ("Class Action"). A judgment has been signed by the Court approving the settlement. However, a Notice of Appeal was filed by San Juan 1990-A, L.P., K&W Gas Partners, L.P., MAP 1992-A Partners, L.P. and the Board of Trustees of Leland Stanford Junior University, Non-Profit Corporation on February 7, 1997. Class Counsel (Susman Godfrey, L.L.P. and Dick Watt) notified the Trust that at the end of the first quarter of 1997, motions to dismiss the appeal were filed but no action has yet been taken by the Court with regard to such motions.

Royalty income for the Trust for the first quarter of the calendar year is associated with actual oil and gas production for the period November 1996 through January 1997 from the properties from which the Royalties were carved. Oil and gas sales attributable to the Royalties and the properties from which the Royalties were carved are as follows:


                                                                                       First Quarter
                                                                                  ----------------------
                                                                                   1997              1996
ROYALTIES:
Oil sales (Bbls)                                                                 258,217           128,100
Gas sales (Mcf)                                                                  919,075           343,038

PROPERTIES FROM WHICH THE ROYALTIES WERE CARVED:
Oil:
Total oil sales (Bbls)                                                           439,226           451,033
Average per day (Bbls)                                                             4,774             4,903
Average price per Bbl                                                             $23.15            $17.14
Gas:
Total gas sales (Mcf)                                                          1,771,281         1,791,091
Average per day (Mcf)                                                             19,253            19,468
Average price per Mcf                                                              $3.51             $1.93


The posted price of oil increased for the first quarter of 1997, compared to the first quarter of 1996, resulting in an average price per barrel of $23.15, compared to $17.14 in the first quarter of 1996. The Trust has been advised by BROG that for the period August 1, 1993, through June 30, 1997, the oil from the Waddell Ranch is being sold under a competitive bid to independent third parties. The increase in the average price of gas from $1.93 in the first quarter of 1996 to $3.51 in the first quarter of 1997 is primarily the result of an increase in the spot prices of natural gas.

Since the oil and gas sales attributable to the Royalties are based on an allocation formula that is dependent on such factors as price and cost (including capital expenditures), those production amounts do not provide a meaningful comparison. The decrease in oil sales from the properties from which the Royalties are carved is primarily a result of natural decline in the deliverability of the wells. The gas sales from the properties from which the Royalties were carved were relatively unchanged for the first quarter of 1997, compared to the first quarter of 1996.

Capital expenditures for drilling, remedial and maintenance activities on the Waddell Ranch properties during the first quarter of 1997 totaled $1.2 million as compared to $4.3 million for the first quarter of 1996. BROG has informed the Trust that the 1997 capital expenditures budget is $11.8 million. The total amount of capital expenditures for 1996 was $10.0 million.

The Trust has been advised that there were no wells completed during the three months ended March 31, 1997, and there were 10 gross (4.75 net) wells in progress. For the three months ended March 31, 1996, there were 4 gross (2 net) wells completed and there were 8 gross (3.375 net) wells in progress. The well counts for the first quarter of 1996 have been restated based on revised information provided by BROG.

Lease operating expense and property taxes totaled $3.4 million for the first quarter of 1997 compared to $3.3 million in the first quarter of 1996. This increase is primarily attributable to an increase in workover expenses on a number of the Waddell Ranch wells and a higher overall well count in the first quarter of 1997 compared to the first quarter of 1996.

Item 3.  Qualitative and Quantitative Disclosures About Market Risk

Not applicable.

CALCULATION OF ROYALTY INCOME

The Trust's royalty income is computed as a percentage of the net profit from the operation of the properties in which the Trust owns net overriding royalty interests. These percentages of net profits are 75% and 95% in the case of the Waddell Ranch Properties and the Texas Royalty Properties, respectively. Royalty income received by the Trust for the three months ended March 31, 1997 and 1996, respectively, were computed as shown in the table below:

                                                                  Three Months Ended March 31,
                                                  -------------------------------------------------------------
                                                            1997                              1996
                                                ----------------------------      -----------------------------
                                                   Waddell          Texas             Waddell          Texas
                                                    Ranch          Royalty             Ranch          Royalty
                                                 Properties      Properties         Properties      Properties

Gross proceeds of sales from properties
  from which the net overriding
  royalties were carved:

  Oil proceeds                                    $7,854,807      $2,314,041         $5,957,109    $1,774,005
  Gas proceeds                                     5,690,666         526,141          3,067,370       389,795
                                                  ----------       ---------          ---------     ---------
       Total                                      13,545,473       2,840,182          9,024,479     2,163,800
                                                  ----------       ---------          ---------     ---------
Less:
  Severance tax:
    Oil                                              320,277          85,201            251,044        67,572
    Gas                                              425,222          31,950            228,657        23,056
  Lease operating expense and
    property tax:
    Oil and gas                                    3,396,445          21,418          2,805,366       475,104
    Capital expenditures                           1,219,695                          4,336,910
                                                   ---------         -------          ---------       -------
       Total                                       5,361,639         138,569          7,621,977       565,732
                                                   ---------         -------          ---------       -------

Net profits                                        8,183,834       2,701,612          1,402,502     1,598,068
Net overriding royalty interests                         75%             95%                75%           95%
                                                   ---------       ---------           --------     ---------

Royalty income                                    $6,137,875      $2,566,532         $1,051,876    $1,518,165
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

                 (27)    Financial Data Schedule

         (b)     Reports on Form 8-K

                 There was one report on Form 8-K filed during the quarter ended March 31, 1997. Such Form 8-K is dated March 10, 1997 and reported that Burlington Resources Oil & Gas Company ("BROG"), pursuant to an ongoing divestiture program, had sold its interests in certain properties in which the Trust has a net overriding royalty interest known as the Texas Royalty properties to Riverhill Energy Corporation, a wholly-owned subsidiary of Riverhill Capital Corporation and an affiliate of Coastal Management Corporation.

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

                                   NATIONSBANK OF TEXAS, N.A.
                                       TRUSTEE FOR THE
                                       PERMIAN BASIN ROYALTY TRUST




                                     By /s/ Eric F. Hyden
                                        --------------------------------
                                         Eric F. Hyden
                                         Vice President


Date:  May 14, 1997


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