Form 10-Q
period 1997-06-30
PERMIAN BASIN ROYALTY TRUST
filed 1997-08-14
CIK 319654

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                               Form 10-Q

             Quarterly Report Pursuant To Section 13 or 15(d)
                 of the Securities Exchange Act of 1934


              For the Quarterly Period Ended June 30, 1997

                     Commission File No. 1-8033

                     PERMIAN BASIN ROYALTY TRUST

Texas                                             I.R.S. No. 75-6280532


               NationsBank of Texas, N.A., Trust Department
                             P. O. Box 1317
                        Fort Worth, Texas 76101

                    Telephone Number 817/390-6905


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to
such filing requirements for the past 90 days.  Yes X   No
                                                   ---    ---
Number of units of beneficial interest outstanding at August 13, 1997:
46,608,796
                          Page 1 of 15

                    PERMIAN BASIN ROYALTY TRUST

                   PART I - FINANCIAL STATEMENTS


Item 1.  Financial Statements

The condensed financial statements included herein have been prepared by NationsBank of Texas, N.A. as Trustee for the Permian Basin Royalty Trust, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Trust's latest annual report on Form 10-K. In the opinion of the Trustee, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the assets, liabilities and trust corpus of the Permian Basin Royalty Trust at June 30, 1997, and the distributable income and changes in trust corpus for the three-month and six-month periods ended June 30, 1997 and 1996 have been included. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

Deloitte & Touche LLP, independent certified public accountants, has made a limited review of the condensed financial statements as of June 30, 1997 and for the three-month and six-month periods ended June 30, 1997 and 1996 included herein.

INDEPENDENT ACCOUNTANTS' REPORT

NationsBank of Texas, N.A. as Trustee
 for the Permian Basin Royalty Trust:

We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of the Permian Basin Royalty Trust as of June 30, 1997 and the related condensed statements of distributable income and changes in trust corpus for the three-month and six-month periods ended June 30, 1997 and 1996. These financial statements are the responsibility of the Trustee.

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

We have previously audited, in accordance with generally accepted auditing standards, the statement of assets, liabilities and trust corpus of the Permian Basin Royalty Trust as of December 31, 1996, and the related statements of distributable income and changes in trust corpus for the year then ended (not presented herein); and in our report dated March 25, 1997, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed statement of assets, liabilities and trust corpus as of December 31, 1996 is fairly stated, in all material respects, in relation to the statement of assets, liabilities and trust corpus from which it has been derived.

/s/ Deloitte & Touche LLP
---------------------------
DELOITTE & TOUCHE LLP

August 1, 1997


PERMIAN BASIN ROYALTY TRUST
CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS
---------------------------------------------------------------------------------------------------------------
                                                                                  June 30,          December 31,
ASSETS                                                                              1997                1996
                                                                                 (Unaudited)

Cash and short-term investments                                                  $   868,784        $ 2,152,992
Net overriding royalty interests in producing
   oil and gas properties (net of accumulated
   amortization of $7,354,401 and $7,214,277
   at June 30, 1997 and December 31, 1996,
   respectively)                                                                   3,620,815          3,760,939
                                                                                   ---------          ---------
                                                                                 $ 4,489,599        $ 5,913,931
                                                                                   =========          =========
LIABILITIES AND TRUST CORPUS

Distribution payable to Unit holders                                             $   868,784        $ 2,152,992
Trust corpus - 46,608,796 Units of beneficial
   interest authorized and outstanding                                             3,620,815          3,760,939
                                                                                   ---------          ---------
                                                                                 $ 4,489,599        $ 5,913,931
                                                                                   =========          =========


CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)
--------------------------------------------------------------------------------------------------------------

                                                      Three Months Ended                  Six Months Ended
                                                           June 30,                           June 30,
                                                 ----------------------------       ----------------------------
                                                    1997             1996              1997              1996

Royalty income                                   $ 4,185,854      $ 3,839,220        $12,890,261     $ 6,409,261
Interest income                                       14,218            3,996             25,539          11,728
                                                   ---------        ---------          ---------       ---------
                                                   4,200,072        3,843,216         12,915,800       6,420,989

General and administrative
   expenditures                                      177,535          143,348            321,540         267,756
                                                   ---------        ---------          ---------       ---------
Distributable income                             $ 4,022,537      $ 3,699,868       $ 12,594,260     $ 6,153,233
                                                   =========        =========          =========       =========
Distributable income per Unit
   (46,608,796 Units)                            $   .086304      $   .079382        $   .270211     $   .132019
                                                   =========        =========          =========       =========

The accompanying notes to condensed financial statements are an integral part of these statements.


PERMIAN BASIN ROYALTY TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)
---------------------------------------------------------------------------------------------------------------

                                                        Three Months Ended                Six Months Ended
                                                            June 30,                          June 30,
                                                 ----------------------------       ----------------------------
                                                    1997             1996              1997              1996

Trust corpus, beginning of period                $ 3,672,335     $ 4,009,018       $ 3,760,939      $ 4,057,628
Amortization of net overriding
   royalty interests                                 (51,520)        (59,003)         (140,124)        (107,613)
Distributable income                               4,022,537       3,699,868        12,594,260        6,153,233
Distributions declared                            (4,022,537)     (3,699,868)      (12,594,260)      (6,153,233)
                                                  ----------      ----------       -----------       ----------
Trust corpus, end of period                      $ 3,620,815     $ 3,950,015       $ 3,620,815      $ 3,950,015
                                                  ==========      ==========        ==========       ==========

The accompanying notes to condensed financial statements are an integral part of this statement.

PERMIAN BASIN ROYALTY TRUST
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1.   BASIS OF ACCOUNTING

     The Permian Basin Royalty Trust ("Trust") was established as of November 1, 1980. The net overriding royalties conveyed to the Trust include: (1) a 75% net overriding royalty carved out of Southland Royalty Company's fee mineral interests in the Waddell ranch in Crane County, Texas (the "Waddell Ranch properties"); and
     (2) a 95% net overriding royalty carved out of Southland Royalty Company's major producing royalty interests in Texas (the "Texas Royalty properties"). The net overriding royalty for the Texas Royalty properties is subject to the provisions of the lease agreements under which such royalties were created. The financial statements of the Trust are prepared on the following basis:

     - Royalty income recorded for a month is the amount computed and paid to NationsBank of Texas, N.A. ("Trustee") as Trustee for the Trust by the interest owners: Burlington Resources Oil & Gas Company ("BROG") for the Waddell Ranch properties and Riverhill Energy Corporation ("Riverhill"), a wholly owned subsidiary of Riverhill Capital Corporation and an affiliate of Coastal Management Corporation ("CMC") for the Texas Royalty properties. CMC currently conducts all field, technical and accounting operations on behalf of BROG with regard to the Waddell Ranch properties. CMC also conducts the accounting operations for the Texas Royalty properties on behalf of Riverhill. Royalty income consists of the amounts received by the owners of the interest burdened by the net overriding royalty interests ("Royalties") from the sale of production less accrued production costs, development and drilling costs, applicable taxes, operating charges, and other costs and deductions multiplied by 75% in the case of the Waddell Ranch properties and 95% in the case of the Texas Royalty properties.

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

                               ******

Item 2.  Trustee's Discussion and Analysis

Forward Looking Information

Certain information included in this report contains, and other materials filed or to be filed by the Trust with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Trust) may contain or include, forward looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. Such forward looking statements may be or may concern, among other things, capital expenditures, drilling activity, development activities, production efforts and volumes, hydrocarbon prices and the results thereof, and regulatory matters. Such forward looking statements generally are accompanied by words such as "estimate," "expect," "predict," "anticipate," "goal," "should," "assume," "believe," or other words that convey the uncertainty of future events or outcomes.

Three Months Ended June 30, 1997 and 1996

For the quarter ended June 30, 1997, royalty income received by the Trust amounted to $4,185,854 compared to royalty income of $3,839,220 during the second quarter of 1996. Interest income for the quarter ended June 30, 1997, was $14,218, compared to $3,996 during the second quarter of 1996. The increase in interest income is attributable primarily to an increase in funds available for investment. General and administrative expenses during the second quarter of 1997 amounted to $177,535, compared to $143,348 during the second quarter of 1996. The increase in general and administrative expenses can be attributed primarily to timing differences in the receipt and payment of these expenses.

These transactions resulted in distributable income for the quarter ended June 30, 1997, of $4,022,537 or $.086304 per Unit of beneficial interest. Distributions of $.035306, $.032358 and $.018640 per Unit were made to Unit holders of record as of April 30, May 30 and June 30, 1997, respectively. For the second quarter of 1996, distributable income was $3,699,868 or $.079382 per Unit of beneficial interest.

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

In the fourth quarter of 1996, BROG notified the Trust that, pursuant to an ongoing divestiture program, BROG intended to sell its interests in the Texas Royalty properties that are subject to the Net Overriding Royalty Conveyance to the Trust dated effective November 1, 1980 ("Conveyance"). A Purchase and Sale Agreement was executed between BROG and Riverhill Energy Corporation ("Riverhill") of Midland, Texas, a wholly owned subsidiary of Riverhill Capital Corporation and an affiliate of Coastal Management Corporation ("CMC"). The Trustee has been advised by BROG that the transaction closed on February 14, 1997. The Trustee has further been informed by BROG that, as required by the Conveyance, Riverhill has succeeded to all of the requirements upon and the responsibilities of BROG under the Conveyance with regard to the Texas Royalty properties. BROG and Riverhill have further advised the Trustee that all accounting operations pertaining to the Texas Royalty properties will be performed by CMC under the direction of Riverhill.

As has been previously reported, the Trust was notified in the third quarter of 1996 of the settlement of a class action lawsuit pending in the 270th District court of Harris County, Texas (the "Court") styled Caroline Atheide and Langdon Harrison v. Meridian Oil Inc., Meridian Oil Holding Inc., Meridian Oil Trading Inc., Meridian Oil Production Inc., Southland Royalty Company, El Paso Production Company, Meridian Oil Hydrocarbons Inc., Meridian Oil Gathering Inc., Meridian Oil Services Inc., and Edward Parker ("Class

Action"). A judgment has been signed by the Court approving the settlement. However, a Notice of Appeal was filed by San Juan 1990-A, L.P.; K&W Gas Partners, L.P.; MAP 1992-A Partners, L.P.; and The Board of Trustees of Leland Stanford Junior University, Non-Profit Corporation (Stanford University) on February 7, 1997. Class Counsel (Susman Godfrey, L.L.P. and Dick Watt) notified the Trust that at the end of the first quarter of 1997, motions to dismiss the appeal were filed. The Trustee has been further advised by Class Counsel that on July 24, 1997, the Court of Appeals issued its judgment dismissing such appeal on procedural grounds. However, such proceeding may be subject to further appellate action. One of the conditions set forth in the settlement agreement for the distribution of settlement proceeds related to the Class Action is that there will be no distribution of settlement proceeds unless and until such judgment is no longer subject to appeal and, if there is an appeal, not unless and until such judgment is affirmed or such appeal is dismissed and the time for any further proceeding in the appellate court of last resort has expired. As a result of such appeal, no distribution of settlement proceeds has been made to the Trust and the Trustee does not know if or when the Trust will receive proceeds of such settlement.

Royalty income for the Trust for the second quarter of the calendar year is associated with actual oil and gas production for the period February through April 1997 from the properties from which the Trust's net overriding royalty interests ("Royalties") were carved. Oil and gas sales attributable to the Royalties and the properties from which the Royalties were carved are as follows:

                                                                                         Second Quarter
                                                                                     ----------------------
                                                                                     1997               1996
ROYALTIES:
Oil sales (Bbls)                                                                   164,044            153,105
Gas sales (Mcf)                                                                    435,264            511,774

PROPERTIES FROM WHICH THE ROYALTIES WERE CARVED:
Oil:
  Total oil sales (Bbls)                                                           452,078            438,225
  Average per day (Bbls)                                                             5,080              4,870
  Average price per Bbl                                                             $19.38             $19.57
Gas:
  Total gas sales (Mcf)                                                          1,731,800          1,815,559
  Average per day (Mcf)                                                             19,458             20,173
  Average price per Mcf                                                             $ 2.39             $ 2.15


The posted price of oil decreased for the second quarter of 1997, compared to the second quarter of 1996, resulting in an average price per barrel of $19.38, compared to $19.57 in the second quarter of 1996. The Trust has been advised by BROG that for the period
August 1, 1993, through June 30, 1998, the oil from the Waddell Ranch properties is being sold under a competitive bid to a third party. The increase in the average price of gas from $2.15 in the second quarter of 1996 to $2.39 in the second quarter of 1997 is primarily the result of an increase in the spot prices of natural gas.

Since the oil and gas sales attributable to the Royalties are based on an allocation formula that is dependent on such factors as price and cost (including capital expenditures), the production amounts in the Royalties section of the above table do not provide a meaningful comparison. The Trustee was advised that the increase in oil sales from the properties from which the Royalties were carved is primarily a result of an increase in production from the Waddell Ranch properties due to a successful drilling program. The gas sales from the properties from which the Royalties were carved were relatively unchanged for the second quarter of 1997, compared to the second quarter of 1996.

Capital expenditures for drilling, remedial and maintenance activities on the Waddell Ranch properties during the second quarter of 1997 totaled $3.9 million as compared to $4 million for the second quarter of

1996. BROG has informed the Trust that the 1997 capital expenditures budget is $11.8 million for the Waddell Ranch properties, of which $5.1 million has been expended through the second quarter of 1997. The total amount of capital expenditures for 1996 was $10.0 million.

The Trust has been advised by BROG that there were 2 gross (.5 net) wells completed during the three months ended June 30, 1997, and there were 17 gross (6.875 net) wells in progress on the Waddell Ranch properties. For the three months ended June 30, 1996, there were 16 gross (4.875 net) wells completed and there were 2 gross (.75 net) wells in progress. The well counts for the second quarter of 1996 have been restated based on revised information provided by BROG.

Lease operating expense and property taxes totaled $3.3 million for the second quarter of 1997, compared to $3.1 million in the second quarter of 1996. This increase is primarily attributable to an increase in lease operating expense on the Waddell Ranch properties due to an increased number of wells operated.

Six Months Ended June 30, 1997 and 1996

For the six months ended June 30, 1997, royalty income received by the Trust amounted to $12,890,261 compared to royalty income of $6,409,261 for the six months ended June 30, 1996. Interest income for the six months ended June 30, 1997 was $25,539 compared to $11,728 during the six months ended June 30, 1996. The increase in interest income is attributable primarily to an increase in funds available for investment. General and administrative expenses for the six months ended June 30, 1997 were $321,540. During the six months ended
June 30, 1996, general and administrative expenses were $267,756. The increase in general and administrative expenses is primarily due to timing differences in the receipt and payment of these expenses.

These transactions resulted in distributable income for the six months ended June 30, 1997 of $12,594,260 or $.270211 per Unit. For the six months ended June 30, 1996, distributable income was $6,153,233 or $.132019 per Unit.

Royalty income for the Trust for the period ended June 30, 1997 is associated with actual oil and gas production for the period November 1996 through April 1997 from the properties from which the Royalties were carved. Oil and gas production attributable to the Royalties and the properties from which the Royalties were carved are as follows:


                                                                                          First Six Months
                                                                                       ----------------------
                                                                                          1997           1996
ROYALTIES:
Oil sales (Bbls)                                                                       422,261         281,205
Gas sales (Mcf)                                                                      1,354,339         854,812

PROPERTIES FROM WHICH THE ROYALTIES WERE CARVED:
Oil:
   Total oil sales (Bbls)                                                              891,313         889,258
   Average per day (Bbls)                                                                4,951           4,886
   Average price per Bbl                                                                $21.24          $18.34
Gas:
   Total gas sales (Mcf)                                                             3,503,081       3,606,650
   Average per day (Mcf)                                                                19,462          19,817
   Average price per Mcf                                                                $ 2.96          $ 2.04


The average price of oil increased during the six months ended
June 30, 1997, compared to the same period in 1996, $21.24 per barrel as compared to $18.34 per barrel. The increase in the average price of oil is primarily due to increases in the posted price for oil. The increase in the average price of gas from $2.04 per

Mcf for the six months ended June 30, 1996 to $2.96 per Mcf for the six months ended June 30, 1997 is primarily the result of an increase in the spot prices of natural gas.

Since the oil and gas sales attributable to the Royalties are based on an allocation formula that is dependent on such factors as price and cost (including capital expenditures), the production amounts in the Royalties section of the above table do not provide a meaningful comparison. The oil and gas sales from the properties from which the Royalties are carved were relatively unchanged for the applicable period of 1997 compared to 1996.

The Trust has been advised by BROG that 3 gross (.5 net) productive oil wells on the Waddell Ranch properties were drilled and completed during the six months ended June 30, 1997, and that 20 gross (6.875 net) productive oil wells on the Waddell Ranch properties were drilled and completed during the six months ended June 30, 1996. The well counts for the six months ended June 30, 1996 have been restated based on revised information provided by BROG. Capital expenditures for the Waddell Ranch properties for the six months ended June 30, 1997 totaled $5.1 million compared to $8.4 million for the same period in 1996. BROG has previously advised the Trust that the 1997 capital expenditures budget for the Waddell Ranch properties is $11.8 million. The Trust has been advised that the decrease in capital expenditures can be attributed primarily to timing differences in payment of these expenses.

Lease operating expense and property taxes on the Waddell Ranch properties increased from $5.5 million in 1996 to $6.7 million in 1997. The increase in lease operating expense is primarily attributable to an increased number of wells operated.

CALCULATION OF ROYALTY INCOME

The Trust's royalty income is computed as a percentage of the net profit from the operation of the properties in which the Trust owns net overriding royalty interests. These percentages of net profits are 75% and 95% in the case of the Waddell Ranch properties and the Texas Royalty properties, respectively. Royalty income received by the Trust for the three months ended June 30, 1997 and 1996 respectively, were computed as shown in the table below:


                                                                     Three Months Ended June 30,
                                                  ---------------------------------------------------------------
                                                              1997                              1996
                                                  ----------------------------      -----------------------------
                                                    Waddell          Texas              Waddell          Texas
                                                     Ranch          Royalty              Ranch          Royalty
                                                  Properties      Properties          Properties      Properties


Gross proceeds of sales from
  properties from which the net
  overriding royalties were carved:

  Oil proceeds                                     $6,435,433       $2,325,184        $ 6,799,341     $1,778,813
  Gas proceeds                                      3,505,691          633,825          3,446,552        456,843
                                                   ----------        ---------          ---------      ---------
       Total                                        9,941,124        2,959,009         10,245,893      2,235,656
                                                   ----------        ---------          ---------      ---------
Less:
  Severance tax:
    Oil                                               263,982           88,638            274,739         71,389
    Gas                                               216,617           34,096            252,806         28,682
  Lease operating expense and
    property tax:
    Oil and gas                                     3,348,789          192,030          2,657,089        482,511
  Capital expenditures                              3,879,974                           4,036,192
                                                    ---------          -------          ---------        -------
       Total                                        7,709,362          314,763          7,220,826        582,582
                                                    ---------          -------          ---------        -------

Net profits                                         2,231,762        2,644,246          3,025,067      1,653,074

Net overriding royalty interests                          75%              95%                75%            95%
                                                    ---------        ---------           --------      ---------

Royalty income                                     $1,673,821       $2,512,033         $2,268,800     $1,570,420
                                                   ==========       ==========         ==========     ==========


Item 3.  Qualitative and Quantitative Disclosures About Market Risk

Not applicable.

                     PART II - OTHER INFORMATION

Item 1.      Legal Proceedings

             As has been previously reported in the Trust's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, the Trust was notified in the third quarter of 1996 of the settlement of a class action lawsuit pending in the 270th District court of Harris County, Texas (the "Court"), Cause No. 92-026182, styled Caroline Atheide and Langdon Harrison v. Meridian Oil Inc., Meridian Oil Holding Inc., Meridian Oil Trading Inc., Meridian Oil Production Inc., Southland Royalty Company, El Paso Production Company, Meridian Oil Hydrocarbons Inc., Meridian Oil Gathering Inc., Meridian Oil Services Inc. and Edward Parker ("Class Action"). A judgment has been signed by the Court approving the settlement. However, a Notice of Appeal was filed by San Juan 1990-A, L.P.; K&W Gas Partners, L.P.; MAP 1992-A Partners, L.P.; and the Board of Trustees of Leland Stanford Junior University, Non-Profit Corporation (Stanford University) on February 7, 1997.

             Class Counsel (Susman Godfrey, L.L.P. and Dick Watt) notified the Trust that at the end of the first quarter of 1997, motions to dismiss the appeal were filed. The Trustee has been further advised by Class Counsel that on July 24, 1997, the Court of Appeals issued its judgment dismissing such appeal on procedural grounds. However, such proceeding may be subject to further appellate action. One of the conditions set forth in the settlement agreement for the distribution of settlement proceeds related to the Class Action is that there will be no distribution of settlement proceeds unless and until such judgment is no longer subject to appeal and, if there is an appeal, not unless and until such judgment is affirmed or such appeal is dismissed and the time for any further proceeding in the appellate court of last resort has expired. As a result of such appeal, no distribution of settlement proceeds has been made to the Trust and the Trustee does not know if or when the Trust will receive proceeds of such settlement.

Items 2 through 5.

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

                 (27)        Financial Data Schedule

              (b) Reports on Form 8-K

                 There were no reports on Form 8-K filed during the quarter ended June 30, 1997.

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


Date:  August 13, 1997


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