Form 10-Q
period 1997-09-30
PERMIAN BASIN ROYALTY TRUST
filed 1997-10-27
CIK 319654

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            Form 10-Q

        Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


        For the Quarterly Period Ended September 30, 1997


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

Number of units of beneficial interest outstanding at October 24,
1997:  46,608,796

                            Page 1 of 15


                   PERMIAN BASIN ROYALTY TRUST

                  PART I - FINANCIAL STATEMENTS

Item 1.   Financial Statements.

The condensed financial statements included herein have been prepared by NationsBank of Texas, N.A. as Trustee for the Permian Basin Royalty Trust, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Trust's latest annual report on Form 10-K. In the opinion of the Trustee, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the assets, liabilities and trust corpus of the Permian Basin Royalty Trust at September 30, 1997, and the distributable income and changes in trust corpus for the three-month and nine-month periods ended September 30, 1997 and 1996 have been included. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

Deloitte & Touche LLP, independent certified public accountants, has made a limited review of the condensed financial statements as of September 30, 1997 and for the three-month and nine-month periods ended September 30, 1997 and 1996 included herein.

INDEPENDENT ACCOUNTANTS' REPORT

NationsBank of Texas, N.A. as Trustee
   for the Permian Basin Royalty Trust:

We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of the Permian Basin Royalty Trust as of September 30, 1997 and the related condensed statements of distributable income and changes in trust corpus for the three-month and nine-month periods ended September 30, 1997 and 1996. These financial statements are the responsibility of the Trustee.

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

We have previously audited, in accordance with generally accepted auditing standards, the statement of assets, liabilities and trust corpus of the Permian Basin Royalty Trust as of December 31, 1996, and the related statements of distributable income and changes in trust corpus for the year then ended (not presented herein); and in our report dated March 25, 1997, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed statement of assets, liabilities and trust corpus as of December 31, 1996 is fairly stated in all material respects in relation to the statement of assets, liabilities and trust corpus from which it has been derived.

/s/ Deloitte & Touche LLP
DELOITTE & TOUCHE LLP

October 17, 1997


PERMIAN BASIN ROYALTY TRUST
CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS
------------------------------------------------------------------------------
                                               September 30,   December 31,
ASSETS                                             1997            1996
                                                (Unaudited)

Cash and short-term investments                 $ 1,235,580     $ 2,152,992
Net overriding royalty interests in producing
 oil and gas properties (net of accumulated
 amortization of $7,412,147 and $7,214,277
 at September 30, 1997 and December 31, 1996,
 respectively)                                    3,563,069       3,760,939
                                                   ---------      ---------

                                                $ 4,798,649     $ 5,913,931
                                                  =========       =========
LIABILITIES AND TRUST CORPUS

Distribution payable to Unit holders            $ 1,235,580     $ 2,152,992
Trust corpus - 46,608,796 Units of beneficial
 interest authorized, issued
 and outstanding                                  3,563,069       3,760,939
                                                  ---------       ---------

                                                $ 4,798,649     $ 5,913,931
                                                  =========       =========


CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)
------------------------------------------------------------------------------------

                                   Three Months Ended        Nine Months Ended
                                      September 30,            September 30,
                               -------------------------  -------------------------
                                    1997       1996          1997        1996

Royalty income                  $4,392,956   $7,061,959    $17,283,217   $13,471,220
Interest income                      8,385        8,057         33,924        19,785
                                 ---------    ---------     ----------    ----------
                                 4,401,341    7,070,016     17,317,141    13,491,005

General and administrative
  expenditures                      58,067      106,898        379,607       374,654
                                  ---------   ---------     -----------   ----------
Distributable income             $4,343,274  $6,963,118    $16,937,534   $13,116,351
                                 ==========  ==========    ===========   ===========
Distributable income per Unit
   (46,608,796 Units)            $  .093186  $  .149395    $   .363397   $   .281414
                                  =========   =========     ==========    ==========

The accompanying notes to condensed financial statements are an integral part of these statements.


PERMIAN BASIN ROYALTY TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)
-----------------------------------------------------------------------------------------

                                        Three Months Ended        Nine Months Ended
                                          September 30,             September 30,
                                   ------------------------- ---------------------------
                                      1997        1996          1997          1996

Trust corpus, beginning of period  $ 3,620,815  $ 3,950,015   $ 3,760,939   $ 4,057,628
Amortization of net overriding
   royalty interests                   (57,746)    (102,522)     (197,870)     (210,135)
Distributable income                 4,343,274    6,963,118    16,937,534    13,116,351
Distributions declared              (4,343,274)  (6,963,118)  (16,937,534)  (13,116,351)
                                    ----------   ----------   -----------    ----------
Trust corpus, end of period        $ 3,563,069  $ 3,847,493   $ 3,563,069   $ 3,847,493
                                    ==========   ==========    ==========    ==========

The accompanying notes to condensed financial statements are an integral part of this statement.

                                 -5-


PERMIAN BASIN ROYALTY TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


1.  BASIS OF ACCOUNTING

The Permian Basin Royalty Trust ("Trust") was established as of November 1, 1980. The net overriding royalties conveyed to the Trust include: (1) a 75% net overriding royalty carved out of Southland Royalty Company's fee mineral interests in the Waddell ranch in Crane County, Texas (the "Waddell Ranch properties"); and (2) a 95% net overriding royalty carved out of Southland Royalty Company's major producing royalty interests in Texas (the "Texas Royalty properties"). The net overriding royalty for the Texas Royalty properties is subject to the provisions of the lease agreements under which such royalties were created. The financial statements of the Trust are prepared on the following basis:

- Royalty income recorded for a month is the amount computed and paid to NationsBank of Texas, N.A. ("Trustee") as Trustee for the Trust by the interest owners: Burlington Resources Oil & Gas Company ("BROG") for the Waddell Ranch properties and Riverhill Energy Corporation ("Riverhill") of Midland, Texas, a wholly owned subsidiary of Riverhill Capital Corporation and an affiliate of Coastal Management Corporation ("CMC") for the Texas Royalty properties. CMC currently conducts all field, technical and accounting operations on behalf of BROG with regard to the Waddell Ranch properties. CMC also conducts the accounting operations for the Texas Royalty properties on behalf of Riverhill. Royalty income consists of the amounts received by the owners of the interest burdened by the net overriding royalty interests ("Royalties") from the sale of production less accrued production costs, development and drilling costs, applicable taxes, operating charges, and other costs and deductions multiplied by 75% in the case of the Waddell Ranch properties and 95% in the case of the Texas Royalty properties.

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

Three Months Ended September 30, 1997 and 1996

In the quarter ended September 30, 1997, royalty income received by the Trust amounted to $4,392,956 compared to $7,061,959 for the quarter ended September 30, 1996. The approximate $2.7 million decrease in royalty income is primarily due to higher capital expenditures for the quarter ended September 30, 1997, compared to the same period in 1996. Interest income for the quarter ended
September 30, 1997 was $8,385, compared with $8,057 for the quarter ended September 30, 1996. General and administrative expenses during the third quarter of 1997 amounted to $58,067 compared to $106,898 during the third quarter of 1996. The decrease in general and administrative expenses is primarily due to timing differences in the receipt and payment of these expenses.

These transactions resulted in distributable income for the quarter ended September 30, 1997 of $4,343,274, or $.093186 per Unit of beneficial interest. Distributions of $.043937, $.022739 and $.026510 per Unit were made to Unit holders of record on July 31, August 29 and September 30, 1997, respectively. For the quarter ended September 30, 1996, distributable income was $6,963,118, or $.149395 per Unit of beneficial interest.

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

In the fourth quarter of 1996, BROG notified the Trust that, pursuant to an ongoing divestiture program, BROG intended to sell its interests in the Texas Royalty properties that are subject to the Net Overriding Royalty Conveyance to the Trust dated effective November 1, 1980 ("Conveyance"). A Purchase and Sale Agreement was executed between BROG and Riverhill, a wholly owned subsidiary of Riverhill Capital Corporation and an affiliate of CMC. The Trustee has been advised by BROG that the transaction closed on February 14, 1997. The Trustee has further been informed by BROG that, as required by theConveyance, Riverhill has succeeded to all of the requirements upon and the responsibilities of BROG under the Conveyance with regard to the Texas Royalty properties. BROG and Riverhill have further advised the Trustee that all accounting operations pertaining to the Texas Royalty properties will be performed by CMC under the direction of Riverhill.

As has been previously reported, the Trust was notified in the third quarter of 1996 of the settlement of a class action lawsuit pending in the 270th District court of Harris County, Texas (the "Court") styled Caroline Altheide and Langdon Harrison v. Meridian Oil Inc., Meridian Oil Holding Inc., Meridian Oil Trading Inc., Meridian Oil Production Inc., Southland Royalty Company, El Paso Production Company, Meridian Oil Hydrocarbons Inc., Meridian Oil Gathering Inc., Meridian Oil Services Inc., and Edward Parker ("Class

Action"). A judgment has been signed by the Court approving settlement. However, a Notice of Appeal was filed by San Juan 1990-A, L.P.; K & W Gas Partners, L.P.; MAP 1992-A Partners, L.P.; and The Board of Trustees of Leland Stanford Junior University, Non-Profit Corporation (Stanford University) on February 7, 1997. Class Counsel (Susman Godfrey, L.L.P. and Dick Watt) notified the Trust that at the end of the first quarter of 1997, motions to dismiss the appeal were filed. The Trustee has been further advised by Class Counsel that on July 24, 1997, the Court of Appeals issued its judgment dismissing such appeal on procedural grounds and that in early September 1997 the Court of Appeals denied a motion for rehearing filed in such proceeding. However, such proceeding may be subject to further appellate action. One of the conditions set forth in the settlement agreement for the distribution of settlement proceeds related to the Class Action is that there will be no distribution of settlement proceeds unless and until such judgment is no longer subject to appeal and, if there is an appeal, not unless and until such judgment is affirmed or such appeal is dismissed and the time for any further proceeding in the appellate court of last resort has expired. As a result of appeal, no distribution of settlement proceeds has been made to the Trust and the Trustee does not know if or when the Trust will receive proceeds of such settlement.

Royalty income for the Trust for the quarter ended September 30, 1997 is associated with actual oil and gas production for the period May through July 1997 from the properties from which the Trust's net overriding royalty interests ("Royalties") were carved. Oil and gas production attributable to the Royalties and the properties from which the Royalties were carved are as follows:

                                                         Three Months Ended
                                                            September 30,
                                                      ------------------------
                                                           1997         1996
ROYALTIES:
Oil sales (Bbls)                                         183,871      266,027
Gas sales (Mcf)                                          622,927      959,162

PROPERTIES FROM WHICH THE ROYALTIES WERE CARVED:
Oil:
   Total oil sales (Bbls)                                473,977      469,422
   Average per day (Bbls)                                  5,152        5,102
   Average price/Bbl                                      $17.75       $19.59

Gas:
   Total gas sales (Mcf)                               1,954,889    1,877,362
   Average per day (Mcf)                                  21,249       20,406
   Average price/Mcf                                       $2.20        $2.29

The posted price of oil decreased for the third quarter of 1997 compared to the third quarter of 1996, resulting in an average price per barrel of $17.75 in the third quarter of 1997 compared to $19.59 in the third quarter of 1996. The Trust has been advised by BROG that for the period August 1, 1993, through June 30, 1998, the oil from the Waddell Ranch properties is being sold under a competitive bid to a third party. Gas prices also decreased in the third quarter of 1997, resulting in an average price per Mcf of gas of $2.20 in the third quarter of 1997 compared to $2.29 in the third quarter of 1996.

Since the oil and gas sales attributable to the Royalties are based on an allocation formula that is dependent on such factors as price and cost (including capital expenditures), the production amounts in the Royalties section of the above table do not provide a meaningful comparison. The Trustee was advised that the increase in oil sales from the properties from which the Royalties were carved is primarily a result of an increase in production from the Waddell Ranch properties due to a successful drilling program. The gas sales from the properties from which the Royalties were carved were relatively unchanged for the third quarter of 1997, compared to the third quarter of 1996.

Capital expenditures for drilling, remedial and maintenance activities on the Waddell Ranch properties during the third quarter of 1997 totaled $3.9 million, as compared to $347,000 in the third quarter of 1996. The Trust has been advised that the increase in expenditures is primarily due to an increase in capital operations in the third quarter of 1997 as compared to the same period in 1996, as well as an accounting adjustment made by BROG in September 1996 to properly state capital expenditures for the nine months ended September 30, 1996. BROG has informed the Trust that the 1997 capital expenditures budget is approximately $11.8 million of which approximately $9 million has been expended through the third quarter of 1997. The total amount of the capital expenditures budget for 1996 was $10.0 million.

The Trust has been advised that there were 16 gross (7 net) wells completed during the three months ended September 30, 1997 and there were 11 gross (4.75 net) wells in progress. For the three months ended September 30, 1996, there were no wells completed and 2 gross (.75 net) wells in progress at September 30, 1996. The well counts for the three months ended September 30, 1996, have been restated based on revised information provided by BROG.

Lease operating expense and property taxes totaled $2.9 million for the third quarter of 1997, compared to $3.6 million in the third quarter of 1996. This decrease is primarily attributable to a decrease in property taxes on the Texas Royalty properties.
Additional property taxes on the Texas Royalty properties were paid in the third quarter of 1996 that were related to prior periods.

Nine Months Ended September 30, 1997 and 1996

For the nine months ended September 30, 1997, royalty income received by the Trust amounted to $17,283,217 compared with royalty income of $13,471,220 during the first nine months of 1996. The approximate $3.8 million increase in royalty income is primarily due to increases in oil and gas prices received. Interest income for the nine months ended September 30, 1997 was $33,924, compared with $19,785 during the first nine months of 1996. The increase in interest income results primarily from an increase in the amount of funds available for investment. General and administrative expenses during the first nine months of 1997 amounted to $379,607. During the first nine months of 1996, general and administrative expenses amounted to $374,654. The increase in general and administrative expenses is primarily due to timing differences in the receipt and payment of these expenses.

These transactions resulted in distributable income for the nine months ended September 30, 1997 of $16,937,534, or $.363397 per Unit of beneficial interest. For the first nine months of 1996, the distributable income was $13,116,351, or $.281414 per Unit.

Royalty income for the Trust for the nine-month period ended September 30, 1997, is associated with actual oil and gas production for the period November 1996 through July 1997 from the properties from which the Royalties were carved. Oil and gas sales attributable to the Royalties and the properties from which the Royalties were carved are as follows:

                                                           Nine Months Ended
                                                             September 30,
                                                     --------------------------
                                                          1997          1996
ROYALTIES:
Oil sales (Bbls)                                         606,132       547,232
Gas sales (Mcf)                                        1,977,266     1,813,974


PROPERTIES FROM WHICH THE ROYALTIES WERE CARVED:
Oil:
   Total oil sales (Bbls)                              1,365,290     1,358,680
   Average per day (Bbls)                                  5,001         4,959
   Average price/Bbl                                      $20.03        $18.77
Gas:
   Total gas sales (Mcf)                               5,457,970     5,484,012
   Average per day (Mcf)                                  19,993        20,015
   Average price/Mcf                                       $2.69         $2.12


The posted price of oil increased during the nine months ended September 30, 1997, compared to the same period in 1996, resulting in an average price per barrel of $20.03 in the nine months ended September 30, 1997 compared to $18.77 in the nine months ended September 30, 1996. The increase in the average price of gas from $2.12 in the nine months ended September 30, 1996 to $2.69 in the same period in 1997 is primarily the result of a increase in the spot prices of natural gas.

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

The lease operating expense and property taxes on the Waddell Ranch properties for the nine months ended September 30, 1997 were $9.5 million compared to $8.6 million for the same period in 1996. The increase is primarily due to increased operations on the Waddell Ranch properties in the first nine months of 1997.

Capital expenditures in the first nine months of 1997 totaled $9.0 million compared to $8.5 million in the same period of 1996. The Trustee has been advised that the increase in these costs is associated with the timing of expenditures and the increase in the capital budget for 1997 as compared to 1996.

The Trust has been advised that 18 gross (7.5 net) productive oil wells on the Waddell Ranch properties were drilled and completed during the nine months ended September 30, 1997 and 20 gross (6.875 net) productive oil wells were drilled and completed during the nine months ended September 30, 1996. In addition, there were 11 gross (4.75 net) wells in progress at September 30, 1997, and there were 2 gross (.75 net) wells in progress at September 30, 1996. The well counts for the nine months ended September 30, 1996, have been restated based on revised information provided by BROG.

CALCULATION OF ROYALTY INCOME

The Trust's royalty income is computed as a percentage of the net profit from the operation of the properties in which the Trust owns net overriding royalty interests. These percentages of net profits are 75% and 95% in the case of the Waddell Ranch properties and the Texas Royalty properties, respectively. Royalty income received by the Trust for the quarters ended September 30, 1997 and 1996, respectively, was computed as shown in the table below:


                                            Three Months Ended September 30,
                                 -------------------------------------------------------
                                              1997                      1996
                                 ---------------------------  --------------------------
                                       Waddell      Texas        Waddell      Texas
                                        Ranch      Royalty        Ranch      Royalty
                                      Properties  Properties    Properties  Properties


Gross proceeds of sales from
 properties from which the net
 overriding royalties were carved:

  Oil proceeds                     $ 6,428,085   $1,982,684   $ 6,681,083  $2,516,631
  Gas proceeds                       3,677,078      630,868     3,734,157     558,795
                                    ----------    ---------     ---------   ---------
       Total                        10,105,163    2,613,552    10,415,240   3,075,426
                                    ----------    ---------     ---------   ---------
Less:
  Severance tax:
    Oil                                260,743       78,645       273,597      92,671
    Gas                                275,208       35,883       277,454      32,724
  Lease operating expense and
    property tax:
    Oil and gas                      2,735,186      192,030     3,131,071     482,512
  Capital expenditures               3,898,944                    347,115
  Other costs                                                      63,954      24,970
                                     ---------      -------     ---------     -------
       Total                         7,170,081      306,558     4,093,191     632,877
                                     ---------      -------     ---------     -------

Net profits                          2,935,082    2,306,994     6,322,049   2,442,549

Net overriding royalty interests           75%          95%           75%         95%
                                     ---------    ---------      --------   ---------

Royalty income                     $ 2,201,312   $2,191,644   $ 4,741,537  $2,320,422
                                   ===========   ==========    ==========  ==========


Item 3.   Qualitative and Quantitative Disclosures About Market Risk

Not Applicable.

                      PART II - OTHER INFORMATION

Item 1. Legal Proceedings

         As has been previously reported in the Trust's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, the Trust was notified in the third quarter of 1996 of the settlement of a class action lawsuit pending in the 270th District Court of Harris County, Texas, (the "Court") Cause No. 92-026182, styled Caroline Altheide and Langdon Harrison v. Meridian Oil Inc., Meridian Oil Holding Inc., Meridian Oil Trading Inc., Meridian Oil Production Inc., Southland Royalty Company, El Paso Production Company, Meridian Oil Hydrocarbons Inc., Meridian Oil Gathering Inc., Meridian Oil Services Inc. and Edward Parker ("Class Action"). A judgment has been signed by the Court approving the settlement. However, a Notice of Appeal was filed by San Juan 1990-A, L.P.; K & W Gas Partners, L.P.; MAP 1992-A Partners, L.P.; and the Board of Trustees of Leland Stanford Junior University, Non-Profit Corporation (Stanford University) on February 7, 1997.

         Class Counsel (Susman Godfrey, L.L.P. and Dick Watt) notified the Trust that at the end of the first quarter of 1997, motions to dismiss the appeal were filed. The Trustee has been further advised by Class Counsel that on July 24, 1997, the Court of Appeals issued its judgment dismissing such appeal on procedural grounds and that in early September 1997 the Court of Appeals denied a motion for rehearing filed in such proceeding. However, such proceeding may be subject to further appellate action. One of the conditions set forth in the settlement agreement for the distribution of settlement proceeds related to the Class Action is that there will be no distribution of settlement proceeds unless and until such judgment is affirmed or such appeal is dismissed and the time for any further proceeding in the appellate court of last resort has expired. As a result of such appeal, no distribution of settlement proceeds has been made to the Trust and the Trustee does not know if or when the Trust will receive proceeds of such settlement.

Items 2 through 5.

Not applicable.

Item 6.(a) Exhibits and Reports on Form 8-K

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

   (27)    Financial Data Schedule

(b)  Reports on Form 8-K

     There were no reports on Form 8-K filed during the quarter ended September 30, 1997.

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

                                      NATIONSBANK OF TEXAS, N.A.
                                       TRUSTEE FOR THE
                                       PERMIAN BASIN ROYALTY TRUST


                                      By: /s/ ERIC F. HYDEN
                                         ------------------------------------
                                         Eric F. Hyden
                                         Vice President


Date:  October 24, 1997

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