Form 10-K405
period 1997-12-31
PERMIAN BASIN ROYALTY TRUST
filed 1998-03-30
CIK 319654

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ---------------------
                                   FORM 10-K
(Mark One)
[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1997
                                       OR
[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
             For the transition period from           to

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     At March 18, 1998, there were 46,608,796 Units of Beneficial Interest of the Trust outstanding with an aggregate market value on that date of $215,565,682.

                      DOCUMENTS INCORPORATED BY REFERENCE

     "Units of Beneficial Interest" at page 1; "Trustee's Discussion and Analysis for the Three-Year Period Ended December 31, 1997" at pages 6 through 9; "Results of the 4th Quarters of 1997 and 1996" at page 10; and "Statements of Assets, Liabilities and Trust Corpus," "Statements of Distributable Income," "Statements of Changes in Trust Corpus," "Notes to Financial Statements" and "Independent Auditors' Report" at page 11 et seq., in registrant's Annual Report to security holders for fiscal year ended December 31, 1997 are incorporated herein by reference for Item 5 (Market for Units of the Trust and Related Security Holder Matters), Item 7 (Management's Discussion and Analysis of Financial Condition and Results of Operation) and Item 8 (Financial Statements and Supplementary Data) of Part II of this Report.
================================================================================

FORWARD LOOKING INFORMATION

     Certain information included in this report contains, and other materials filed or to be filed by the Trust with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Trust) may contain or include, forward looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. Such forward looking statements may be or may concern, among other things, capital expenditures, drilling activity, development activities, production efforts and volumes, hydrocarbon prices and the results thereof, and regulatory matters. Such forward looking statements generally are accompanied by words such as "estimate," "expect," "anticipate," "goal," "should," "assume," "believe," or other words that convey the uncertainty of future events or outcomes.

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

     BROG has advised the Trustee that it believes that comparable revenues could be obtained in the event of a change in purchasers of production.

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

PRODUCING ACREAGE, WELLS AND DRILLING

     Waddell Ranch Properties. The Waddell Ranch properties consist of 78,175 gross (34,205 net) producing acres. A majority of the proved reserves are attributable to six fields: Dune, Sand Hills (Judkins), Sand Hills (McKnight), Sand Hills (Tubb), University-Waddell (Devonian) and Waddell. At December 31, 1997, the Waddell Ranch properties contained 834 gross (344 net) productive oil wells, 160 gross (67 net) productive gas wells and 347 gross (137 net) injection wells.

     BROG is operator of record of the Waddell Ranch properties. All field, technical and accounting operations have been contracted by an agreement between the working interest owners and Coastal Management Corporation ("CMC") but remain under the direction of BROG.

     The Waddell Ranch properties are mature producing properties, and all of the major oil fields are currently being waterflooded. Proved reserves and estimated future net revenues attributable to the properties are included in the reserve reports summarized below. BROG does not own the full working interest in any of the tracts constituting the Waddell Ranch properties and, therefore, implementation of any development programs will require approvals of other working interest holders as well as BROG. In addition, implementation of any development programs will be dependent upon oil and gas prices currently being received and anticipated to be received in the future. During 1997 there were 23 gross (9.25 net) wells drilled on the Waddell Ranch properties. At December 31, 1997 there were 19 gross (7.875 net) wells in progress on the Waddell Ranch properties. During 1996 there were 22 gross (8.375 net) oil wells drilled on the Waddell Ranch properties. At December 31, 1996 there were no wells in progress on the Waddell Ranch properties. During 1995 there were 32 gross (14.075 net) oil wells drilled on the Waddell Ranch properties. At December 31, 1995 there were 3 gross (.8 net) wells in progress on the Waddell Ranch properties. During 1994 there were 22 gross (9.875 net) wells drilled on the Waddell Ranch properties. At December 31, 1994 there were no wells in progress on the Waddell Ranch properties.

     BROG has advised the Trustee that the total amount of capital expenditures for 1997 with regard to the Waddell Ranch properties totalled $11,789,849. Capital expenditures include the cost of the 1997 drilling program and remedial and maintenance activities. BROG has advised the Trustee that the capital expenditures budget for 1998 totals approximately $17,639,000, of which approximately $9,736,000 is attributable to the 1998 drilling program, $4,561,000 to workovers and recompletions, $2,320,000 to facility upgrades and replacements and $1,022,000 to a seismic project. Accordingly, there is an estimated 50% increase in capital expenditures for 1998 as compared with the 1997 capital expenditures.

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

     Approximately $1.3 million in ad valorem taxes related to 1991 through 1994 for the Texas Royalty properties that Southland Royalty did not previously charge to gross proceeds attributable to the Trust was charged to the Trust over 12 months beginning March 1995. Such amount was charged by deducting $87,000 per month from gross proceeds attributable to the Texas Royalty properties in calculating royalty income from such properties. To the extent charges were made to gross proceeds, the amount of funds available for distribution to Unit holders was reduced. As of November 1996, the Trustee was advised that this original charge of $1.3 million and all subsequent adjustments to that charge had been paid.

     In the fourth quarter of 1996, BROG notified the Trustee that, pursuant to an ongoing divestiture program, BROG intended to sell its interests in the Texas Royalty properties that are subject to the Net Overriding Royalty Conveyance to the Trust dated effective November 1, 1980 ("Conveyance"). A Purchase and Sale Agreement was executed between BROG and Riverhill Energy Corporation ("Riverhill Energy"), a wholly owned subsidiary of Riverhill Capital Corporation ("Riverhill Capital") and an affiliate of CMC. CMC currently conducts all field, technical and accounting operations on behalf of BROG with regard to the Waddell Ranch properties. Riverhill Capital is a privately owned Texas corporation with offices in Bryan and Midland, Texas. The Trustee was advised by BROG that the transaction closed on February 14, 1997. The Trustee has been further informed by BROG that, as required by the Conveyance, Riverhill Energy has succeeded to all of the requirements upon and the responsibilities of BROG under the Conveyance with regard to the Texas Royalty properties. BROG and Riverhill Energy have further advised the Trustee that all accounting operations pertaining to the Texas Royalty properties are being performed by CMC under the direction of Riverhill Energy. BROG had indicated to the Trustee that BROG will work together with CMC and Riverhill Energy in an effort to assure that various administrative functions and reporting requirements assumed by Riverhill Energy are met. The Trustee has been advised that independent auditors representing Riverhill Energy and CMC will be Arthur Andersen LLP.

     The Trustee has been advised that the shareholders of Riverhill Capital have executed a term sheet with Schlumberger Technology Corporation ("STC"), whereby, subject to the satisfaction of certain conditions, all of the shares of Riverhill Capital will be purchased by and sold to STC. As stated above, Riverhill Energy and CMC are wholly owned subsidiaries of Riverhill Capital. The Trustee has been further advised that, as part of this contemplated transaction, ownership of Riverhill Energy's interests in the Texas Royalty properties referenced above will remain in Riverhill Energy which will be owned by the current shareholders of Riverhill Capital.

     In the event the sale to and purchase by STC is consummated, it is anticipated that CMC will continue to perform its field, technical and accounting operations on behalf of BROG with regard to the Waddell Ranch properties and all accounting operations pertaining to the Texas Royalty properties which will remain under the direction of Riverhill Energy. The Trustee has been advised by Riverhill Energy that it will assure that the various administrative functions and reporting requirements are met.

OIL AND GAS PRODUCTION

     The Trust recognizes production during the month in which the related distribution is received. Production of oil and gas attributable to the Royalties and the properties from which the Royalties were carved and the related average sales prices attributable to the properties from which the Royalties were carved for the three years ended December 31, 1997, excluding portions attributable to the adjustments discussed below, were as follows:

                                           WADDELL                           TEXAS
                                            RANCH                           ROYALTY
                                         PROPERTIES                       PROPERTIES                          TOTAL
                              ---------------------------------   ---------------------------   ---------------------------------
                                1997        1996        1995       1997      1996      1995       1997        1996        1995
                              ---------   ---------   ---------   -------   -------   -------   ---------   ---------   ---------
ROYALTIES:
  Production
    Oil (barrels)...........    426,127     418,991     262,221   391,665   352,833   330,922     817,792     771,824     593,143
    Gas (Mcf)...............  1,875,965   1,915,649   1,289,005   840,790   724,732   616,294   2,716,755   2,640,381   1,905,299
PROPERTIES FROM WHICH THE
  ROYALTIES WERE CARVED:
  Production
    Oil (barrels)...........  1,387,056   1,338,340   1,229,822   438,963   450,397   440,649   1,826,019   1,788,737   1,670,471
    Gas (Mcf)...............  6,409,242   6,376,201   6,744,271   945,920   932,205   827,343   7,355,162   7,308,406   7,571,614
  Average Price
    Oil/barrel..............     $19.54      $19.97      $16.84    $19.20    $18.32    $15.71      $19.46      $19.55      $16.55
    Gas/Mcf.................     $ 2.67      $ 2.20      $ 1.59    $ 2.45    $ 2.04    $ 1.55      $ 2.64      $ 2.18      $ 1.58

PRICING INFORMATION

     Reference is made to "Regulation" for information as to federal regulation of prices of natural gas. The following paragraphs provide information regarding sales of oil and gas from the Waddell Ranch properties. As a royalty owner, Southland Royalty is not furnished detailed information regarding sales of oil and gas from the Texas Royalty properties.

     Oil. The Trustee has been advised by BROG that for the period August 1, 1993 through June 30, 1998, the oil from the Waddell Ranch properties is being sold under a competitive bid to independent third parties.

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

     The independent petroleum engineers' reports as to the proved oil and gas reserves attributable to the Royalties conveyed to the Trust were obtained from Cawley, Gillespie & Associates, Inc. The following table presents a reconciliation of proved reserve quantities from December 31, 1994 through December 31, 1997 (in thousands):

                                                               WADDELL RANCH    TEXAS ROYALTY
                                                                PROPERTIES        PROPERTIES          TOTAL
                                                              ---------------   --------------   ---------------
                                                               OIL      GAS      OIL      GAS     OIL      GAS
                                                              (Bbls)   (Mcf)    (Bbls)   (Mcf)   (Bbls)   (Mcf)
                                                              ------   ------   ------   -----   ------   ------
December 31, 1994...........................................   6,037   25,080   4,703    4,825   10,740   29,905
Extensions, discoveries and other additions.................      49       28     -0-      -0-       49       28
Revisions of previous estimates.............................     128    1,024     205      664      333    1,688
Production..................................................    (262)  (1,289)   (331)    (616)    (593)  (1,905)
                                                              ------   ------   -----    -----   ------   ------
December 31, 1995...........................................   5,952   24,843   4,577    4,873   10,529   29,716
Extensions, discoveries and other additions.................      24       24     -0-      -0-       24       24
Revisions of previous estimates.............................   1,746   11,560     448      642    2,194   12,202
Production..................................................    (419)  (1,916)   (353)   (725)     (772)  (2,641)
                                                              ------   ------   -----    -----   ------   ------
December 31, 1996...........................................   7,303   34,511   4,672    4,790   11,975   39,301
Extensions, discoveries and other additions.................      48       52     -0-      -0-       48       52
Revisions of previous estimates.............................  (1,902)  (8,512)    161      680   (1,741)  (7,832)
Production..................................................    (426)  (1,876)   (392)    (841)    (818)  (2,717)
December 31, 1997...........................................   5,023   24,175   4,441    4,629    9,464   28,804
                                                              ======   ======   =====    =====   ======   ======

     Estimated quantities of proved developed reserves of crude oil and natural gas as of December 31, 1997, 1996 and 1995 were as follows (in thousands):

                                                              CRUDE OIL    NATURAL GAS
                                                               (Bbls)         (Mcf)
                                                              ---------    -----------
1997........................................................    8,116        23,054
1996........................................................   10,154        32,008
1995........................................................    9,061        23,467

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

     The 1997, 1996 and 1995 change in the standardized measure of discounted future net cash flows related to future royalty income from proved reserves discounted at 10% is as follows (in thousands):

                                     WADDELL RANCH PROPERTIES       TEXAS ROYALTY PROPERTIES                 TOTAL
                                   -----------------------------   ---------------------------   ------------------------------
                                     1997       1996      1995      1997      1996      1995       1997       1996       1995
                                   --------   --------   -------   -------   -------   -------   --------   --------   --------
January 1........................  $150,170   $ 74,070   $64,730   $52,457   $36,324   $33,660   $202,627   $110,394   $ 98,390
Extensions, discoveries and other
  additions......................       619        447       457       -0-       -0-       -0-        619        447        457
Accretion of discount............    15,017      7,407     6,473     5,246     3,632     3,366     20,263     11,039      9,839
Revisions of prior year
  estimates, changes in price and
  other..........................   (89,235)    80,524     8,548    (7,540)   20,153     5,175    (96,775)   100,677     13,723
Royalty income...................   (13,392)   (12,278)   (6,138)   (9,207)   (7,652)   (5,877)   (22,599)   (19,930)   (12,015)
                                   --------   --------   -------   -------   -------   -------   --------   --------   --------
December 31......................  $ 63,179   $150,170   $74,070   $40,956   $52,457   $36,324   $104,135   $202,627   $110,394
                                   ========   ========   =======   =======   =======   =======   ========   ========   ========

     Oil and gas prices of $15.79 and $16.75 per barrel and $2.28 and $3.14 per Mcf were used to determine the estimated future net revenues from the Waddell Ranch properties and the Texas Royalty properties at December 31, 1997. The downward revision of the estimated oil reserves and the related decrease in the discounted future net cash flow for the Waddell Ranch properties was primarily due to the decrease in oil prices from 1996 to 1997. The downward revision in the estimated gas reserves for the Waddell Ranch properties was primarily due to the decrease in gas prices from 1996 to 1997.

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

     The following presents estimated future net revenue and the present value of estimated future net revenue, for each of the years ended December 31, 1997, 1996 and 1995 (in thousands except amounts per Unit):

                                                     1997                     1996                     1995
                                             ---------------------    ---------------------    ---------------------
                                             ESTIMATED                ESTIMATED                ESTIMATED
                                              FUTURE      PRESENT      FUTURE      PRESENT      FUTURE      PRESENT
                                                NET        VALUE         NET        VALUE         NET        VALUE
                                              REVENUE      AT 10%      REVENUE      AT 10%      REVENUE      AT 10%
                                             ---------    --------    ---------    --------    ---------    --------
Total Proved
  Waddell Ranch properties.................  $126,924     $ 63,179    $294,653     $150,170    $147,068     $ 74,070
  Texas Royalty properties.................    85,254       40,956     111,181       52,457      78,586       36,324
                                             --------     --------    --------     --------    --------     --------
        Total..............................  $212,178     $104,135    $405,834     $202,627    $225,654     $110,394
                                             ========     ========    ========     ========    ========     ========
Total Proved Per Unit......................  $   4.55     $   2.23    $   8.71     $   4.35    $   4.84     $   2.37
                                             ========     ========    ========     ========    ========     ========
Proved Developed
  Waddell Ranch properties.................  $ 94,493     $ 55,150    $226,174     $124,395    $110,611     $ 60,600
  Texas Royalty properties.................    85,254       40,956     111,181       52,457      78,586       36,324
                                             --------     --------    --------     --------    --------     --------
        Total..............................  $179,747     $ 96,106    $337,355     $176,852    $189,197     $ 96,924
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

     A judgment has been signed by the Court approving the settlement. However, a Notice of Appeal was filed by San Juan 1990-A, L.P., K&W Gas Partners, L.P., MAP 1992-A Partners, L.P. and The Board of Trustees of Leland Stanford Junior University, Non-Profit Corporation (Stanford University) ("Objectors") on February 7, 1997.

     Class Counsel has notified the Trustee that on July 24, 1997 the Court of Appeals issued its judgment dismissing such appeal on procedural grounds and that in early September 1997 the Court of Appeals denied a motion for rehearing filed in such proceeding. The Trustee has been further advised that a petition for review has been filed with the Texas Supreme Court by the Objectors and is currently pending. One of the conditions set forth in the settlement agreement for the distribution of settlement proceeds related to the Class Action is that there will be no distribution of the settlement proceeds unless and until such judgment is no longer subject to further appeal and, if there is an appeal, not unless and until such judgment is affirmed or such appeal is dismissed and the time for any further proceedings in the appellate court of last resort has expired. As a result of such appeal, no distribution of settlement proceeds has been made to the Trust and the Trustee does not know if or when the Trust will receive proceeds of such settlement.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of Unit holders, through the solicitation of proxies or otherwise, during the fourth quarter ended December 31, 1997.

                                    PART II

ITEM 5. MARKET FOR UNITS OF THE TRUST AND RELATED SECURITY HOLDER MATTERS

     The information under "Units of Beneficial Interest" at page 1 of the Trust's Annual Report to security holders for the year ended December 31, 1997, is herein incorporated by reference.

ITEM 6. SELECTED FINANCIAL DATA

                                                                    FOR THE YEAR ENDED DECEMBER 31,
                                                -----------------------------------------------------------------------
                                                   1997           1996           1995           1994           1993
                                                -----------    -----------    -----------    -----------    -----------
Royalty income................................  $22,598,873    $19,930,354    $12,014,623    $16,646,903    $19,407,568
Distributable income..........................   22,190,115     19,488,574     11,632,463     16,174,570     18,759,882
Distributable income per Unit.................     0.476092       0.418131       0.249574       0.347027       0.402496
Distributions per Unit........................     0.476092       0.418131       0.249574       0.347027       0.402496
Total assets, December 31.....................    5,220,786      5,913,931      5,252,922      6,002,283      6,284,735

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     The "Trustee's Discussion and Analysis for the Three Year Period Ended December 31, 1997" and "Results of the 4th Quarters of 1997 and 1996" at pages 6 through 10 of the Trust's Annual Report to security holders for the year ended December 31, 1997 is herein incorporated by reference.

  Year 2000 Issue

     Many existing computer programs use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by or at the Year 2000. The Year 2000 issue affects virtually all companies and organizations. If a company or organization does not successfully address its Year 2000 issues, it may face material adverse consequences.

     The Trust is reliant on the performance of BROG and third party vendors for the receipt of Royalty income, payment of expenses and disbursement of distributable income. The Trustee can provide no assurance as to whether BROG and third party vendors will successfully address the Year 2000 issue. Failing to successfully address the Year 2000 issue by BROG and third party vendors could have a material adverse impact on the Trust and its Unit holders.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Financial Statements of the Trust and the notes thereto at page 11 et seq. of the Trust's Annual Report to security holders for the year ended December 31, 1997, are herein incorporated by reference.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no changes in accountants and no disagreements with accountants on any matter of accounting principles or practices or financial statement disclosures during the twenty-four months ended December 31, 1997.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The Trust has no directors or executive officers. The Trustee is a corporate trustee which may be removed, with or without cause, at a meeting of the Unit holders, by the affirmative vote of the holders of a majority of all the Units then outstanding.

ITEM 11. EXECUTIVE COMPENSATION

     During the years ended December 31, 1997, 1996 and 1995, the Trustee received total remuneration as follows:

                 NAME OF INDIVIDUAL                    CAPACITIES
                    OR NUMBER OF                        IN WHICH         CASH
                  PERSONS IN GROUP                       SERVED      COMPENSATION    YEAR
                 ------------------                    ----------    ------------    ----
NationsBank of Texas, N.A............................   Trustee       $60,575(1)     1995
                                                                      $65,338(1)     1996
                                                                      $44,735(1)     1997

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     (a) Security Ownership of Certain Beneficial Owners. The following table sets forth as of December 31, 1997, information with respect to each person known to own beneficially more than 5% of the outstanding Units of the Trust:

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

     (b) Security Ownership of Management. The Trustee owns beneficially no securities of the Trust. In various fiduciary capacities, NationsBank of Texas, N.A. owned as of March 2, 1998, an aggregate of 316,893 Units with no right to vote 106,000 of these Units, shared right to vote 27,946 of these Units and sole right to vote 182,947 of these Units. Such Bank disclaims any beneficial interests in these Units. The number of Units reflected in this paragraph includes Units held by all branches of NationsBank of Texas, N.A.

     (c) Change In Control. The Trustee knows of no arrangements which may subsequently result in a change in control of the Trust.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Trust has no directors or executive officers. See Item 11 for the remuneration received by the Trustee during the years ended December 31, 1997, 1996 and 1995 and Item 12(b) for information concerning Units owned by NationsBank of Texas, N.A. in various fiduciary capacities.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     The following documents are filed as a part of this Report:

FINANCIAL STATEMENTS

     Included in Part II of this Report by reference to the Annual Report of the Trust for the year ended December 31, 1997:

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

EXHIBITS

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         (4)(a)          -- Permian Basin Royalty Trust Indenture dated November 3,
                            1980, between Southland Royalty Company and The First
                            National Bank of Fort Worth (now NationsBank of Texas,
                            N.A.), as Trustee, heretofore filed as Exhibit (4)(a) to
                            the Trust's Annual Report on Form 10-K to the Securities
                            and Exchange Commission for the fiscal year ended
                            December 31, 1980, is incorporated herein by reference.*
            (b)          -- Net Overriding Royalty Conveyance (Permian Basin Royalty
                            Trust) from Southland Royalty Company to The First
                            National Bank of Fort Worth (now NationsBank of Texas,
                            N.A.), as Trustee, dated November 3, 1980 (without
                            Schedules), heretofore filed as Exhibit (4)(b) to the
                            Trust's Annual Report on Form 10-K to the Securities and
                            Exchange Commission for the fiscal year ended
                            December 31, 1980, is incorporated herein by reference.*
            (c)          -- Net Overriding Royalty Conveyance (Permian Basin Royalty
                            Trust -- Waddell Ranch) from Southland Royalty Company to
                            The First National Bank of Fort Worth (now NationsBank of
                            Texas, N.A.), as Trustee, dated November 3, 1980 (without
                            Schedules), heretofore filed as Exhibit (4)(c) to the
                            Trust's Annual Report on Form 10-K to the Securities and
                            Exchange Commission for the fiscal year ended December
                            31, 1980, is incorporated herein by reference.*
        (13)             -- Registrant's Annual Report to security holders for fiscal year ended December 31, 1997.**
        (23)             -- Consent of Cawley, Gillespie & Associates, Inc.,
                            reservoir engineer.**
        (27)             -- Financial Data Schedule.**

---------------

 * A copy of this Exhibit is available to any Unit holder, at the actual cost of reproduction, upon written request to the Trustee, NationsBank of Texas, N.A., P.O. Box 1317, Fort Worth, Texas 76101.

** Filed herewith.

REPORTS ON FORM 8-K

     During the last quarter of the Trust's fiscal year ended December 31, 1997, there were no reports on Form 8-K filed by the Trust.

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

                                            NATIONSBANK OF TEXAS, N.A.
                                              TRUSTEE OF THE PERMIAN BASIN
                                              ROYALTY TRUST

                                            By      /s/ ERIC F. HYDEN
                                             -----------------------------------
                                                       (Eric F. Hyden)
                                                       Vice President

Date: March 30, 1998

              (The Trust has no directors or executive officers.)

                               INDEX TO EXHIBITS

                                                                                         SEQUENTIALLY
        EXHIBIT                                                                            NUMBERED
         NUMBER                                      EXHIBIT                                 PAGE
        -------                                      -------                             ------------
           (4)(a)          -- Permian Basin Royalty Trust Indenture dated November 3,
                              1980, between Southland Royalty Company and The First
                              National Bank of Fort Worth (now NationsBank of Texas,
                              N.A.), as Trustee, heretofore filed as Exhibit (4)(a) to
                              the Trust's Annual Report on Form 10-K to the Securities
                              and Exchange Commission for the fiscal year ended
                              December 31, 1980, is incorporated herein by reference.*
              (b)          -- Net Overriding Royalty Conveyance (Permian Basin Royalty
                              Trust) from Southland Royalty Company to The First
                              National Bank of Fort Worth (now NationsBank of Texas,
                              N.A.), as Trustee, dated November 3, 1980 (without
                              Schedules), heretofore filed as Exhibit (4)(b) to the
                              Trust's Annual Report on Form 10-K to the Securities and
                              Exchange Commission for the fiscal year ended December
                              31, 1980, is incorporated herein by reference.*
              (c)          -- Net Overriding Royalty Conveyance (Permian Basin Royalty
                              Trust -- Waddell Ranch) from Southland Royalty Company to
                              The First National Bank of Fort Worth (now NationsBank of
                              Texas, N.A.), as Trustee, dated November 3, 1980 (without
                              Schedules), heretofore filed as Exhibit (4)(c) to the
                              Trust's Annual Report on Form 10-K to the Securities and
                              Exchange Commission for the fiscal year ended December
                              31, 1980, is incorporated herein by reference.*
          (13)             -- Registrant's Annual Report to security holders for fiscal year ended December 31, 1997.**
          (23)             -- Consent of Cawley, Gillespie & Associates, Inc.,
                              reservoir engineer.**
          (27)             -- Financial Data Schedule.**

---------------

 * A copy of this Exhibit is available to any Unit holder, at the actual cost of reproduction, upon written request to the Trustee, NationsBank of Texas, N.A., P.O. Box 1317, Fort Worth, Texas 76101.

** Filed herewith.