Form 10-Q
period 1998-03-31
PERMIAN BASIN ROYALTY TRUST
filed 1998-05-15
CIK 319654

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            Form 10-Q

        Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


        For the Quarterly Period Ended March 31, 1998


                  Commission File No. 1-8033


                  PERMIAN BASIN ROYALTY TRUST


  Texas                                  I.R.S. No. 75-6280532


          NationsBank, N.A., Trust Department
                        P. O. Box 1317
                   Fort Worth, Texas 76101

                Telephone Number 817/390-6905



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                   ---    ---
Number of units of beneficial interest outstanding at May 14, 1998:
46,608,796
----------

                   PERMIAN BASIN ROYALTY TRUST

                  PART I - FINANCIAL STATEMENTS

Item 1.   Financial Statements.

The condensed financial statements included herein have been prepared by NationsBank, N.A. as Trustee for the Permian Basin Royalty Trust, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Trust's latest annual report on Form 10-K. In the opinion of the Trustee, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the assets, liabilities and trust corpus of the Permian Basin Royalty Trust at March 31, 1998, and the distributable income and changes in trust corpus for the three-month periods ended March 31, 1998 and 1997 have been included. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

Deloitte & Touche LLP, independent certified public accountants, has made a review of the condensed financial statements as of March 31, 1998, and for the three-month periods ended March 31, 1998 and 1997 included herein.
                                 -2-

INDEPENDENT ACCOUNTANTS' REPORT

NationsBank, N.A. as Trustee
   for the Permian Basin Royalty Trust:

We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of the Permian Basin Royalty Trust as of March 31, 1998, and the related condensed statements of distributable income and changes in trust corpus for the three-month periods ended March 31, 1998 and 1997. These financial statements are the responsibility of the Trustee.

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

We have previously audited, in accordance with generally accepted auditing standards, the statement of assets, liabilities and trust corpus of the Permian Basin Royalty Trust as of December 31, 1997, and the related statements of distributable income and changes in trust corpus for the year then ended (not presented herein); and in our report dated March 20, 1998, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed statement of assets, liabilities and trust corpus as of December 31, 1997, is fairly stated in all material respects in relation to the statement of assets, liabilities and trust corpus from which it has been derived.
DELOITTE & TOUCHE LLP

/s/ Deloitte & Touche LLP
DELOITTE & TOUCHE LLP

May 8, 1998

                                 -3-


PERMIAN BASIN ROYALTY TRUST

CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS
-------------------------------------------------------------------------------------------------------
                                                                   March 31,      December 31,
ASSETS                                                               1998             1997
                                                                  (Unaudited)

Cash and short-term investments                                 $  1,778,358      $ 1,724,192
Net overriding royalty interests in producing
   oil and gas properties (net of accumulated
   amortization of $7,530,986 and $7,478,622
   at March 31, 1998 and December 31, 1997,
   respectively)                                                   3,444,230        3,496,594
                                                                   ---------        ---------
                                                                $  5,222,588      $ 5,220,786
                                                                   =========        =========
LIABILITIES AND TRUST CORPUS

Distribution payable to Unit holders                            $  1,778,358      $ 1,724,192
Trust corpus - 46,608,796 Units of beneficial
   interest authorized and outstanding                             3,444,230        3,496,594
                                                                   ---------        ---------
                                                                 $ 5,222,588      $ 5,220,786
                                                                   =========        =========


CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)
--------------------------------------------------------------------------------------------------------

                                                                        Three Months Ended
                                                                             March 31,
                                                                   ----------------------------
                                                                        1998           1997

Royalty income                                                       $ 5,252,967  $ 8,704,407
Interest income                                                           10,868       11,321
                                                                       ---------    ---------
                                                                       5,263,835    8,715,728

General and administrative
   expenditures                                                          124,429      144,005
                                                                       ---------    ---------
Distributable income                                                 $ 5,139,406  $ 8,571,723
                                                                      ==========   ==========
Distributable income per Units (46,608,796 Units)                    $   .110267  $   .183907
                                                                       =========    =========

The accompanying notes to condensed financial statements are an integral part of these statements.


PERMIAN BASIN ROYALTY TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)
-----------------------------------------------------------------------------------------------------------
                                                                        Three Months Ended
                                                                            March 31,
                                                                   ----------------------------
                                                                        1998           1997

Trust corpus, beginning of period                                  $ 3,496,594   $ 3,760,939
Amortization of net overriding
   royalty interests                                                   (52,364)      (88,604)
Distributable income                                                 5,139,406     8,571,723
Distributions declared                                              (5,139,406)   (8,571,723)
                                                                   -----------    ----------
Trust corpus, end of period                                        $ 3,444,230   $ 3,672,335
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


PERMIAN BASIN ROYALTY TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
---------------------------------------------------------------------

1.     BASIS OF ACCOUNTING

The Permian Basin Royalty Trust ("Trust") was established as of
November 1, 1980. The net overriding royalties conveyed to the Trust include: (1) a 75% net overriding royalty carved out of Southland Royalty Company's fee mineral interests in the Waddell Ranch in Crane County, Texas (the "Waddell Ranch properties"); and (2) a 95% net overriding royalty carved out of Southland Royalty Company's major producing royalty interests in Texas (the "Texas Royalty properties"). The net overriding royalty for the Texas Royalty properties is subject to the provisions of the lease agreements under which such royalties were created. The financial statements of the Trust are prepared on the following basis:

- Royalty income recorded for a month is the amount computed and paid to NationsBank, N.A. ("Trustee") as Trustee for the Trust by the interest owners: Burlington Resources Oil & Gas Company ("BROG") for the Waddell Ranch properties and Riverhill Energy Corporation ("Riverhill Energy") of Midland, Texas, formerly a wholly owned subsidiary of Riverhill Capital Corporation ("Riverhill Capital") and formerly an affiliate of Coastal Management Corporation ("CMC") for the Texas Royalty properties. CMC currently conducts all field, technical and accounting operations on behalf of BROG with regard to the Waddell Ranch properties. CMC also conducts the accounting operations for the Texas Royalty properties. Royalty income consists of the amounts received by the owners of the interest burdened by the net overriding royalty interests ("Royalties") from the sale of production less accrued production costs, development and drilling costs, applicable taxes, operating charges, and other costs and deductions multiplied by 75% in the case of the Waddell Ranch properties and 95% in the case of the Texas Royalty properties.

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

The Trust is reliant on the performance of BROG and third party vendors for the receipt of Royalty income, payment of expenses and disbursement of distributable income. The Trustee can provide no assistance as to whether BROG and third party vendors will successfully address the Year 2000 issue. Failing to successfully address the Year 2000 issue by BROG and third party vendors could have a material adverse impact on the Trust and its Unit holders.

THREE MONTHS ENDED MARCH 31, 1998 AND 1997

For the quarter ended March 31, 1998 royalty income received by the Trust amounted to $5,252,967, compared to royalty income of $8,704,407 during the first quarter of 1997. The decrease in royalty income is primarily due to a decrease in oil and gas prices in the first quarter of 1998, compared to the first quarter of 1997, as well as an increase in allocated capital expenditures in the first quarter of 1998. Included in the distributable income for March 1998 was approximately $1.1 million which represented the Trust's portion of an approximate $1.5 million severance tax refund received from the State of Texas by BROG, operator of record of the Waddell Ranch properties in Crane County, Texas. Interest income for the quarter ended March 31, 1998, was $10,868, compared to $11,321 during the first quarter of 1997. General and administrative expenses during the first quarter of 1997 amounted to $124,429, compared to $144,005 during the first quarter of 1997. The decrease in general and administrative expenses can be attributed primarily to cost reduction efforts of the Trustee and timing differences in the receipt and payment of these expenses.

These transactions resulted in distributable income for the quarter ended March 31, 1998, of $5,139,406 or $.110267 per Unit of beneficial interest. Distributions of $.046609, $.025503 and $.038155 per Unit were made to Unit holders of record as of January 30, February 27 and March 31, 1998, respectively. For the first quarter of 1997, distributable income was $8,571,723 or $.183907 per Unit.

As has been previously reported, the Trust was notified in the third quarter of 1996 of the settlement of a class action lawsuit pending in the 270th District Court of Harris County, Texas styled Caroline Altheide and Langdon Harrison vs. Meridian Oil Inc., Meridian Oil Holding Inc., Meridian Oil Trading Inc., Meridian Oil Production Inc., Southland Royalty Company, El Paso Production Company, Meridian Oil Hydrocarbons Inc., Meridian Oil Gathering Inc., Meridian Oil Services Inc., and Edward Parker ("Class Action"). A judgment has been signed by the Court approving the settlement. However, a Notice of Appeal was filed by San Juan 1990-A, L.P., K&W Gas Partners, L.P., MAP 1992-A Partners, L.P. and the Board of Trustees of Leland Stanford Junior University, Non-Profit Corporation ("Objectors") on February 7, 1997. Class Counsel (Susman Godfrey, L.L.P. and Dick Watt) notified the Trust that on July 24, 1997, the Court of Appeals issued its judgment dismissing such appeal on procedural grounds and that in early September 1997, the Court of Appeals denied a motion for rehearing filed in such proceeding. The Trustee has been further advised that a petition for review has been filed with the Texas Supreme Court by the Objectors and its currently pending. One of the conditions set forth in the settlement agreement for the distribution of the settlement proceeds related to the Class Action is that there will be no distribution of the settlement proceeds unless and until such judgment is no longer subject to further appeal and, if there is an appeal, not unless and until such judgment is affirmed or such appeal is dismissed and the time for any further proceedings in the appellate court of last resort has expired.
As a result of such appeal, no distribution of settlement proceeds has been made to the Trust and the Trustee does not know if or when the Trust will receive proceeds of such settlement.

As was previously reported, in February 1997, BROG sold its interest in the Texas Royalty properties that are subject to the Net Overriding Royalty Conveyance to the Trust dated effective November 1, 1980
("Conveyance") to Riverhill Energy.

The Trustee has been advised that Schlumberger Technology Corporation has acquired all of the shares of Riverhill Capital. CMC and Riverhill Energy were wholly owned subsidiaries of Riverhill Capital. The Trustee has further been advised that as part of the transaction, ownership of Riverhill Energy's interests in the Texas Royalty properties referenced above remain in Riverhill Energy which is now owned by the former shareholders of Riverhill Capital. Accounting operations pertaining to the Texas Royalty properties will be performed by CMC under the direction of Riverhill Energy.

Royalty income for the Trust for the first quarter of the calendar year is associated with actual oil and gas production for the period November 1997 through January 1998 from the properties from which the Royalties were carved. Oil and gas sales attributable to the Royalties and the properties from which the Royalties were carved are as follows:


                                                                           First Quarter
                                                                       ---------------------
                                                                          1998       1997
ROYALTIES:
Oil sales (Bbls)                                                        169,890     258,217
Gas sales (Mcf)                                                         763,178     919,075

PROPERTIES FROM WHICH THE ROYALTIES WERE CARVED:
Oil:
   Total oil sales (Bbls)                                               435,477     439,226
   Average per day (Bbls)                                                 4,733       4,774
   Average price/Bbl                                                     $16.07      $23.15

Gas:
   Total gas sales (Mcf)                                              1,782,588   1,771,281
   Average per day (Mcf)                                                 19,376      19,253
   Average price/Mcf                                                      $2.49       $3.51


The posted price of oil decreased for the first quarter of 1998, compared to the first quarter of 1997, resulting in an average price per barrel of $16.07, compared to $23.15 in the first quarter of 1997. The Trust has been advised by BROG that for the period August 1, 1993, through June 30, 1998, the oil from the Waddell Ranch was being sold under a competitive bid to a third party. The decrease in the average price of gas from $3.51 in the first quarter of 1997 to $2.49 in the first quarter of 1998 is primarily the result of a decrease in the spot prices of natural gas.

Since the oil and gas sales attributable to the Royalties are based on an allocation formula that is dependent on such factors as price and cost (including capital expenditures), those production amounts do not provide a meaningful comparison. The decrease in oil sales from the properties from which the Royalties are carved is primarily a result of natural decline in the deliverability of the wells. The gas sales from the properties from which the Royalties were carved were relatively unchanged for the first quarter of 1998, compared to the first quarter of 1997.

Capital expenditures for drilling, remedial and maintenance activities on the Waddell Ranch properties during the first quarter of 1998 totaled $3.0 million as compared to $1.2 million for the first quarter of 1997. BROG has informed the Trust that the 1998 capital expenditures budget is $17.6 million. The total amount of capital expenditures for 1997 was $11.8 million.

The Trust has been advised that there were 16 gross (6.62 net) wells completed during the three months ended March 31, 1998, and there were 30 gross (14.37 net) wells in progress. For the three months ended March 31, 1997, no wells were completed and there were 10 gross (4.75 net) wells in progress.

Lease operating expense and property taxes totaled $2.9 million for the first quarter of 1998, compared to $3.4 million in the first quarter of 1997. The Trustee was advised that this decrease is attributable to timing in the payment of certain expenses pertaining to the Waddell Ranch field operations.

CALCULATION OF ROYALTY INCOME

The Trust's royalty income is computed as a percentage of the net profit from the operation of the properties in which the Trust owns net overriding royalty interests. These percentages of net profits are 75% and 95% in the case of the Waddell Ranch properties and the Texas Royalty properties, respectively. Royalty income received by the Trust for the three months ended March 31, 1998 and 1997, respectively, were computed as shown in the table below:

                                                      Three Months Ended March 31,
                                      ------------------------------------------------------------
                                                   1998                         1997
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

Gross proceeds of sales from
  properties from which the net
  overriding royalties were carved:

  Oil proceeds                         $ 5,391,392     $1,607,393     $ 7,854,807  $2,314,041
  Gas proceeds                           3,918,121        519,198       5,690,666     526,141
                                        ----------      ---------       ---------   ---------
       Total                             9,309,513      2,126,591      13,545,473   2,840,182
                                        ----------      ---------       ---------   ---------
Less:
  Severance tax:
    Oil                                    219,768         57,454         320,277      85,201
    Gas                                 (1,204,110)        25,648         425,222      31,950
  Lease operating expense and
    property tax:
    Oil and gas                          2,664,211        205,064       3,396,445      21,418
  Capital expenditures                   2,954,359                      1,219,695
                                         ---------        -------       ---------     -------
       Total                             4,634,228        288,166       5,361,639     138,569
                                         ---------        -------       ---------     -------

Net profits                              4,675,285      1,838,425       8,183,834   2,701,612

Net overriding royalty interests               75%            95%             75%         95%
                                         ---------      ---------        --------   ---------

Royalty income                         $ 3,506,464     $1,746,503     $ 6,137,875  $2,566,532
                                       ===========     ==========      ==========  ==========


ITEM 3.   QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

                      PART II - OTHER INFORMATION

Items 1 through 4.

Not applicable.

Item 5.  Other

          At the close of business on May 6, 1998, the Trustee merged with and into NationsBank, N.A. The Trustee is now NationsBank, N.A., successor by merger to NationsBank of Texas, N.A. as Trustee.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

              (4)(a)    Permian Basin Royalty Trust Indenture dated
                        November 3, 1980, between Southland Royalty Company and The First National Bank of Fort Worth (now NationsBank, N.A.), as Trustee, heretofore filed as Exhibit (4)(a) to the Trust's Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980 is incorporated herein by reference.*

              (4)(b) Net Overriding Royalty Conveyance (Permian Basin Royalty Trust) from Southland Royalty Company to The First National Bank of Fort Worth (now NationsBank, N.A.), as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit (4)(b) to the Trust's Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980 is incorporated herein by reference.*

              (4)(c) Net Overriding Royalty Conveyance (Permian Basin Royalty Trust - Waddell Ranch) from Southland Royalty Company to The First National Bank of Fort Worth (now NationsBank, N.A.), as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit
                        (4)(c) to the Trust's Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980 is incorporated herein by reference.*

              (27)      Financial Data Schedule**

              * A copy of this Exhibit is available to any Unit holder, at the actual cost of reproduction, upon written request to the Trustee, NationsBank, N.A., P.O. Box 1317, Ft. Worth, Texas, 76101.
             ** Filed herewith.

       (b) Reports on Form 8-K

       During the three months ended March 31, 1998, one report on Form 8-K was filed by the Trust. Such Form 8-K was dated March 23, 1998, and reported that the Trustee had been advised that the Trust's distributable income for March 1998 included approximately $1.1 million which represented the Trust's portion of an approximate $1.5 million severance tax refund received from the State of Texas by Burlington Resources Oil and Gas Company ("BROG"), operator of record of the Waddell Ranch properties in Crane County, Texas in which Permian Basin Royalty Trust has a net overriding royalty interest. It further reported that the Trustee had been advised that, with regard to the source of such payment, BROG advised the Trustee that BROG, along with other working interest owners in the Waddell Ranch, engaged an independent serverance tax consultant to analyze severance taxes incurred on gas production for the period June 1991 to

March 1997. As a result of their analysis, a refund was requested as was subsequently received in March 1998 for approximately $1.3 million. Furthermore, the State of Texas refunded an additional approximate $200,000 to BROG for severance taxes related to gas production for the period April 1997 to November 1997, based on the results of the analysis for the period from June 1991 to March 1997. This resulted in a total refund of approximately $1.5 million to BROG, out of which the Trust received approximately $1.1 million as referenced above.

                             SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      NATIONSBANK, N.A.
                                       TRUSTEE FOR THE
                                       PERMIAN BASIN ROYALTY TRUST




                                      By: /s/ ERIC F. HYDEN
                                          ----------------------------------
                                             Eric F. Hyden
                                             Vice President


Date:  May 14, 1998


        (The Trust has no directors or executive officers.)

                            INDEX TO EXHIBITS

                                                               Sequentially
        Exhibit                                                  Numbered
        Number                    Exhibit                          Page

       (4)(a) Permian Basin Royalty Trust Indenture dated November 3, 1980, between Southland Royalty Company and The First National Bank of Fort Worth (now NationsBank, N.A.), as Trustee, heretofore filed as Exhibit (4)(a) to the Trust's Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980 is incorporated herein by reference.*

       (b) Net Overriding Royalty Conveyance (Permian Basin Royalty Trust) from Southland Royalty Company to The First National Bank of Fort Worth (now NationsBank, N.A.), as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit (4)(b) to the Trust's Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980 is incorporated herein by reference.*

       (c) Net Overriding Royalty Conveyance (Permian Basin Royalty Trust - Waddell Ranch) from Southland Royalty Company to The First National Bank of Fort Worth (now NationsBank, N.A.), as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit (4)(c) to the Trust's Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980 is incorporated herein by reference. *

       (27)       Financial Data Schedule **


* A copy of this Exhibit is available to any Unit holder, at the actual cost of reproduction, upon written request to the Trustee, NationsBank, N.A., P. O. Box 1317, Fort Worth, Texas 76101.
**  Filed herewith.