Form 10-Q
period 1998-06-30
PERMIAN BASIN ROYALTY TRUST
filed 1998-08-13
CIK 319654

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                               Form 10-Q

             Quarterly Report Pursuant To Section 13 or 15(d)
                 of the Securities Exchange Act of 1934


              For the Quarterly Period Ended June 30, 1998

                     Commission File No. 1-8033

                     PERMIAN BASIN ROYALTY TRUST

Texas                                             I.R.S. No. 75-6280532


               NationsBank, N.A., Trust Department
                             P. O. Box 1317
                        Fort Worth, Texas 76101

                    Telephone Number 817/390-6905


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to
such filing requirements for the past 90 days.  Yes X   No___

Number of Units of beneficial interest of the Trust outstanding at August 13, 1998: 46,608,796

                    PERMIAN BASIN ROYALTY TRUST

                   PART I - FINANCIAL STATEMENTS


ITEM 1.  FINANCIAL STATEMENTS

The condensed financial statements included herein have been prepared by NationsBank, N.A. as Trustee for the Permian Basin Royalty Trust, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Trust's latest annual report on Form 10-K. In the opinion of the Trustee, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the assets, liabilities and trust corpus of the Permian Basin Royalty Trust at June 30, 1998, and the distributable income and changes in trust corpus for the three-month and six-month periods ended June 30, 1998 and 1997 have been included. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

Deloitte & Touche LLP, independent certified public accountants, has made a limited review of the condensed financial statements as of June 30, 1998 and for the three-month and six-month periods ended June 30, 1998 and 1997 included herein.

INDEPENDENT ACCOUNTANTS' REPORT

NationsBank, N.A. as Trustee
 for the Permian Basin Royalty Trust:

We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of the Permian Basin Royalty Trust as of June 30, 1998 and the related condensed statements of distributable income and changes in trust corpus for the three-month and six-month periods ended June 30, 1998 and 1997. These financial statements are the responsibility of the Trustee.

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

We have previously audited, in accordance with generally accepted auditing standards, the statement of assets, liabilities and trust corpus of the Permian Basin Royalty Trust as of December 31, 1997, and the related statements of distributable income and changes in trust corpus for the year then ended (not presented herein); and in our report dated March 20, 1998, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed statement of assets, liabilities and trust corpus as of December 31, 1997 is fairly stated, in all material respects, in relation to the statement of assets, liabilities and trust corpus from which it has been derived.

       /s/
----------------------
DELOITTE & TOUCHE LLP

July 8, 1998


PERMIAN BASIN ROYALTY TRUST
CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS
------------------------------------------------------------------------------------------------------------
                                                                      June 30,       December 31,
ASSETS                                                                  1998             1997
                                                                     (Unaudited)

Cash and short-term investments                                     $   271,758     $ 1,724,192
Net overriding royalty interests in producing
   oil and gas properties (net of accumulated
   amortization of $7,563,845 and $7,478,622
   at June 30, 1998 and December 31, 1997,
   respectively)                                                      3,411,371       3,496,594
                                                                      ---------       ---------
                                                                    $ 3,683,129     $ 5,220,786
                                                                      =========       =========
LIABILITIES AND TRUST CORPUS

Distribution payable to Unit holders                                $   271,758     $ 1,724,192
Commitments and contingencies
Trust corpus - 46,608,796 Units of beneficial
   interest authorized and outstanding                                3,411,371       3,496,594
                                                                      ---------       ---------
                                                                    $ 3,683,129     $ 5,220,786
                                                                      =========       =========


CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)
------------------------------------------------------------------------------------------------------------

                                             Three Months Ended             Six Months Ended
                                                  June 30,                      June 30,
                                        ----------------------------  ----------------------------
                                             1998          1997           1998            1997

Royalty income                           $ 1,599,573   $ 4,185,854     $ 6,852,540   $12,890,261
Interest income                                7,045        14,218          17,913        25,539
                                           ---------     ---------       ---------     ---------
                                           1,606,618     4,200,072       6,870,453    12,915,800

General and administrative
   expenditures                              148,573       177,535         273,002       321,540
                                           ---------     ---------       ---------     ---------
Distributable income                     $ 1,458,045   $ 4,022,537     $ 6,597,451   $12,594,260
                                           =========     =========       =========     =========
Distributable income per Unit
   (46,608,796 Units)                    $   .031283   $   .086304     $   .141550   $   .270211
                                           =========     =========       =========     =========

The accompanying notes to condensed financial statements are an integral part of these statements.


PERMIAN BASIN ROYALTY TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)
------------------------------------------------------------------------------------------------------------

                                               Three Months Ended           Six Months Ended
                                                   June 30,                     June 30,
                                        ----------------------------  ----------------------------
                                             1998          1997           1998            1997

Trust corpus, beginning of period        $ 3,444,230  $ 3,672,335     $ 3,496,594   $ 3,760,939
Amortization of net overriding
   royalty interests                         (32,859)     (51,520)        (85,223)     (140,124)
Distributable income                       1,458,045    4,022,537       6,597,451    12,594,260
Distributions declared                    (1,458,045)  (4,022,537)     (6,597,451)  (12,594,260)
                                          ----------   ----------     -----------    ----------
Trust corpus, end of period              $ 3,411,371  $ 3,620,815     $ 3,411,371   $ 3,620,815
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

PERMIAN BASIN ROYALTY TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
---------------------------------------------------------------------

1.   BASIS OF ACCOUNTING

     The Permian Basin Royalty Trust ("Trust") was established as of November 1, 1980. The net overriding royalties conveyed to the Trust include: (1) a 75% net overriding royalty carved out of Southland Royalty Company's fee mineral interests in the Waddell ranch in Crane County, Texas (the "Waddell Ranch properties"); and
     (2) a 95% net overriding royalty carved out of Southland Royalty Company's major producing royalty interests in Texas (the "Texas Royalty properties"). The net overriding royalty for the Texas Royalty properties is subject to the provisions of the lease agreements under which such royalties were created. The financial statements of the Trust are prepared on the following basis:

     - Royalty income recorded for a month is the amount computed and paid to NationsBank, N.A. ("Trustee") as Trustee for the Trust by the interest owners: Burlington Resources Oil & Gas Company ("BROG") for the Waddell Ranch properties and Riverhill Energy Corporation ("Riverhill Energy"), formerly a wholly owned subsidiary of Riverhill Capital Corporation ("Riverhill Capital") and formerly an affiliate of Coastal Management Corporation ("CMC"), for the Texas Royalty properties. CMC currently conducts all field, technical and accounting operations on behalf of BROG with regard to the Waddell Ranch properties. CMC also conducts the accounting operations for the Texas Royalty properties on behalf of Riverhill Energy. Royalty income consists of the amounts received by the owners of the interest burdened by the net overriding royalty interests ("Royalties") from the sale of production less accrued production costs, development and drilling costs, applicable taxes, operating charges, and other costs and deductions multiplied by 75% in the case of the Waddell Ranch properties and 95% in the case of the Texas Royalty properties.

        As was previously reported, in February 1997, BROG sold its interest in the Texas Royalty properties that are subject to the Net Overriding Royalty Conveyance to the Trust dated effective November 1, 1980 ("Conveyance") to Riverhill Energy.

        The Trustee has been advised that in the first quarter of 1998 Schlumberger Technology Corporation acquired all of the shares of Riverhill Capital. CMC and Riverhill Energy were wholly owned subsidiaries of Riverhill Capital. The Trustee has further been advised that as part of the transaction, ownership of Riverhill Energy's interests in the Texas Royalty properties referenced above remain in Riverhill Energy which is now owned by the former shareholders of Riverhill Capital. Accounting operations pertaining to the Texas Royalty properties are being performed by CMC under the direction of Riverhill Energy.


     - Trust expenses recorded are based on liabilities paid and cash reserves established out of cash received or borrowed funds for liabilities and contingencies.

     - Distributions to Unit holders are recorded when declared by the Trustee.

     - Royalty income is computed separately for each of the conveyances under which the Royalties were conveyed to the Trust. If monthly costs exceed revenues for any conveyance ("excess costs"), such excess cannot reduce royalty income from other conveyances, but is carried forward with accrued interest to be recovered from future net proceeds of that conveyance (see Note 3).

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

3.   EXCESS COSTS

     In the calculation of royalty income for the month of June 1998, costs exceeded revenues for the Waddell Ranch properties underlying the Waddell Ranch Net Overriding Royalty Conveyance by $396,012. Such excess costs plus accrued interest must be recovered from future net proceeds of the underlying Waddell Ranch properties before these properties can again contribute to Trust royalty income.

4.   CONTINGENCIES

     See Item 1 Legal Proceedings concerning the status of litigation matters.


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

The Trust is reliant on the performance of BROG and third party vendors for the receipt of Royalty income, payment of expenses and disbursement of distributable income. The Trust has made formal inquiries to BROG and significant third party vendors to determine the extent to which the Trust is vulnerable to BROG and third parties' failure to remediate their own Year 2000 issues. The Trustee can provide no assurance as to whether BROG and third party vendors will successfully address the Year 2000 issue. Failing to successfully address the Year 2000 issue by BROG and third party vendors could have a material adverse impact on the Trust and its Unit holders.


THREE MONTHS ENDED JUNE 30, 1998 AND 1997

For the quarter ended June 30, 1998, royalty income received by the Trust amounted to $1,599,573 compared to royalty income of $4,185,854 during the second quarter of 1997. The decrease in royalty income is primarily due to a decrease in oil and gas prices in the second quarter of 1998, compared to the second quarter of 1997, as well as an increase in allocated capital expenditures in the second quarter of 1998. In the calculation of royalty income for the month of June 1998, costs exceeded revenues for the Waddell Ranch properties underlying the Waddell Ranch Net Overriding Royalty Conveyance by $396,012. Such excess costs plus accrued interest must be recovered from future net proceeds of the underlying Waddell Ranch properties before these properties can again contribute to Trust royalty income. Interest income for the quarter ended June 30, 1998, was $7,045, compared to $14,218 during the second quarter of 1997. The decrease in interest income is attributable primarily to a decrease in funds available for investment. General and administrative expenses during the second quarter of 1998 amounted to $148,573, compared to $177,535 during the second quarter of 1997. The decrease in general and administrative expenses can be attributed primarily to timing differences in the receipt and payment of these expenses.

These transactions resulted in distributable income for the quarter ended June 30, 1998, of $1,458,045 or $.031283 per Unit of beneficial interest. Distributions of $.016830, $.008622 and $.005831 per Unit were made to Unit holders of record as of April 30, May 30 and June 30, 1998, respectively. For the second quarter of 1997, distributable income was $4,022,537 or $.086304 per Unit of beneficial interest.

Royalty income for the Trust for the second quarter of the calendar year is associated with actual oil and gas production for the period February through April 1998 from the properties from which the Trust's net overriding royalty interests ("Royalties") were carved. Oil and gas sales attributable to the Royalties and the properties from which the Royalties were carved are as follows:

                                                                           Second Quarter
                                                                       ----------------------
                                                                        1998            1997
ROYALTIES:
Oil sales (Bbls)                                                       88,938         164,044
Gas sales (Mcf)                                                       252,416         435,264

PROPERTIES FROM WHICH THE ROYALTIES WERE CARVED:
Oil:
  Total oil sales (Bbls)                                              468,233         452,078
  Average per day (Bbls)                                                5,261           5,080
  Average price per Bbl                                                $12.71          $19.38
Gas:
  Total gas sales (Mcf)                                             1,755,962       1,731,800
  Average per day (Mcf)                                                19,730          19,458
  Average price per Mcf                                                $ 2.15          $ 2.39


The posted price of oil decreased for the second quarter of 1998, compared to the second quarter of 1997, resulting in an average price per barrel of $12.71, compared to $19.38 in the second quarter of 1997. The Trust has been advised by BROG that for the period
August 1, 1993, through June 30, 1998, the oil from the Waddell Ranch properties was being sold under a competitive bid to a third party. The decrease in the average price of gas from $2.39 in the second quarter of 1997 to $2.15 in the second quarter of 1998 is primarily the result of a decrease in the spot prices of natural gas.

Since the oil and gas sales attributable to the Royalties are based on an allocation formula that is dependent on such factors as price and cost (including capital expenditures), the production amounts in the Royalties section of the above table do not provide a meaningful comparison. The oil and gas sales from the properties from which the Royalties are carved were relatively unchanged for the applicable period in 1998 compared to 1997.

Capital expenditures for drilling, remedial and maintenance activities on the Waddell Ranch properties during the second quarter of 1998 totaled $4.5 million as compared to $3.9 million for the second quarter of 1997. BROG has informed the Trust that the 1998 capital expenditures budget is $17.6 million for the Waddell Ranch properties, of which $7.5 million has been expended through the second quarter of 1998. The total amount of capital expenditures for 1997 was $11.8 million.

The Trust has been advised that there were 20 gross (7 net) wells completed during the three months ended June 30, 1998, and there were 21 gross (8.125 net) wells in progress on the Waddell Ranch properties. For the three months ended June 30, 1997, there were 2 gross (.5 net) wells completed and there were 17 gross (6.875 net) wells in progress.

Lease operating expense and property taxes totaled $3.8 million for the second quarter of 1998, compared to $3.3 million in the second quarter of 1997. This increase is primarily attributable to an increase in lease operating expense on the Waddell Ranch properties due to an increased number of wells operated.

SIX MONTHS ENDED JUNE 30, 1998 AND 1997

For the six months ended June 30, 1998, royalty income received by the Trust amounted to $6,852,540 compared to royalty income of $12,890,261 for the six months ended June 30, 1997. The decrease in royalty income is primarily due to a decrease in oil and gas prices in the first six months of 1998, compared to the first six months in 1997, as well as an increase in allocated capital expenditures in the first six months of 1998. In the calculation of royalty income for the month of June 1998, costs exceeded revenues for the Waddell Ranch properties underlying the Waddell Ranch Net Overriding Royalty Conveyance by $396,012. Such excess costs plus accrued interest must be recovered from future net proceeds of the underlying Waddell Ranch properties before these properties can again contribute to Trust royalty income. Included in the distributable income for March 1998 was approximately $1.1 million which represented the Trust's portion of an approximate $1.5 million severance tax refund received from the State of Texas by BROG, operator of record of the Waddell Ranch properties in Crane County, Texas. Interest income for the six months ended June 30, 1998 was $17,913 compared to $25,539 during the six months ended June 30, 1997. The decrease in interest income is attributable primarily to a decrease in funds available for investment. General and administrative expenses for the six months ended June 30, 1998 were $273,002. During the six months ended June 30, 1997, general and administrative expenses were $321,540. The decrease in general and administrative expenses is primarily due to timing differences in the receipt and payment of these expenses.

These transactions resulted in distributable income for the six months ended June 30, 1998 of $6,597,451 or $.141550 per Unit. For the six months ended June 30, 1997, distributable income was $12,594,260 or $.270211 per Unit.

Royalty income for the Trust for the period ended June 30, 1998 is associated with actual oil and gas production for the period November 1997 through April 1998 from the properties from which the Royalties were carved. Oil and gas production attributable to the Royalties and the properties from which the Royalties were carved are as follows:


                                                                           First Six Months
                                                                        ----------------------
                                                                            1998         1997
ROYALTIES:
Oil sales (Bbls)                                                         258,828       422,261
Gas sales (Mcf)                                                        1,015,594     1,354,339

PROPERTIES FROM WHICH THE ROYALTIES WERE CARVED:
Oil:
   Total oil sales (Bbls)                                                903,710       891,313
   Average per day (Bbls)                                                  4,993         4,951
   Average price per Bbl                                                  $14.33        $21.24
Gas:
   Total gas sales (Mcf)                                               3,538,550     3,503,081
   Average per day (Mcf)                                                  19,550        19,462
   Average price per Mcf                                                  $ 2.32        $ 2.96


The average price of oil decreased during the six months ended
June 30, 1998, compared to the same period in 1997, $14.33 per barrel as compared to $21.24 per barrel. The decrease in the average price of oil is primarily due to decreases in the posted price for oil. The decrease in the average price of gas from $2.96 per Mcf for the six months ended June 30, 1997 to $2.32 per Mcf for the six months ended June 30, 1998 is primarily the result of a decrease in the spot prices of natural gas.

Since the oil and gas sales attributable to the Royalties are based on an allocation formula that is dependent on such factors as price and cost (including capital expenditures), the production amounts in the Royalties section of the above table do not provide a meaningful comparison. The oil and gas sales from the properties from which the Royalties are carved were relatively unchanged for the applicable period of 1998 compared to 1997.

The Trust has been advised that 36 gross (13.62 net) productive oil wells on the Waddell Ranch properties were drilled and completed during the six months ended June 30, 1998, and that 3 gross (.5 net) productive oil wells on the Waddell Ranch properties were drilled and completed during the six months ended June 30, 1997. Capital expenditures for the Waddell Ranch properties for the six months ended June 30, 1998 totaled $7.5 million compared to $5.1 million for the same period in 1997. BROG has previously advised the Trust that the 1998 capital expenditures budget for the Waddell Ranch properties is $17.6 million.

Lease operating expense and property taxes totaled $6.6 million in 1998 compared to $7.0 million in 1997. The decrease in lease operating expense is primarily attributable to timing in the payment of certain expenses pertaining to Waddell Ranch field operations.

CALCULATION OF ROYALTY INCOME

The Trust's royalty income is computed as a percentage of the net profit from the operation of the properties in which the Trust owns net overriding royalty interests. These percentages of net profits are 75% and 95% in the case of the Waddell Ranch properties and the Texas Royalty properties, respectively. Royalty income received by the Trust for the three months ended June 30, 1998 and 1997 respectively, were computed as shown in the table below:


                                                         Three Months Ended June 30,
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


Gross proceeds of sales from
  properties from which the net
  overriding royalties were carved:

  Oil proceeds                           $4,602,226      $1,347,379      $6,435,433   $2,325,184
  Gas proceeds                            3,277,505         500,433       3,505,691      633,825
                                         ----------       ---------       ---------    ---------
       Total                              7,879,731       1,847,812       9,941,124    2,959,009
                                         ----------       ---------       ---------    ---------
Less:
  Severance tax:
    Oil                                     191,734          50,070         263,982       88,638
    Gas                                     (29,388)         25,837         216,617       34,096
  Lease operating expense and
    property tax:
    Oil and gas                           3,584,147         201,982       3,348,789      192,030
  Capital expenditures                    4,517,059                       3,879,974
                                          ---------        --------       ---------     --------
       Total                              8,263,552         277,889       7,709,362      314,763
                                          ---------        --------       ---------     --------

Net profits                                (383,821)      1,569,923       2,231,762    2,644,246

Net overriding royalty interests                 75%            95%             75%          95%
                                          ---------       ---------        --------    ---------
                                           (287,866)      1,491,427       1,673,821    2,512,033

Less: excess cost over revenues (a)         396,012
                                          ---------       ---------       ---------   ----------

Royalty income                           $  108,146      $1,491,427      $1,673,821   $2,512,033
                                         ==========      ==========      ==========   ==========

                                                   -12-

(a) In calculating Trust royalty income for the month of June 1998, costs exceeded revenues by $396,012 for the Waddell Ranch properties underlying the Waddell Ranch Net Overriding Royalty Conveyance, dated November 1, 1980. Excess costs from one conveyance cannot reduce royalty income computed under another conveyance. Therefore, cumulative excess costs plus accrued interest must be recovered from future net proceeds of the underlying Waddell Ranch properties before these properties can again contribute to Trust royalty income.

ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

                     PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

            As has been previously reported, the Trust was notified in the third quarter of 1996 of the settlement of a class action lawsuit pending in the 270th District Court of Harris County, Texas (the "Court"), Cause No. 92-026182 styled Caroline Altheide and Langdon Harrison v. Meridian Oil Inc., Meridian Oil Holding Inc., Meridian Oil Trading Inc., Meridian Oil Production Inc., Southland Royalty Company, El Paso Production Company, Meridian Oil Hydrocarbons Inc., Meridian Oil Gathering Inc., Meridian Oil Services Inc., and Edward Parker ("Class Action"), in which the Trust is a class member, remains the subject of an appeal filed by certain other class members ("Objectors"). The Trustee has been advised that the petition for review filed by the Objectors with the Texas Supreme Court was denied on June 23, 1998 and that a motion for rehearing has not been filed. One of the conditions set forth in the settlement agreement relating to the Class Action is that no settlement proceeds relating to such settlement may be distributed unless and until the judgment approving the settlement is no longer subject to further appeal and, if there is an appeal, not unless and until such judgment is affirmed or such appeal is dismissed and the time for any further proceedings in the appellate court of last resort has expired. Accordingly, there can be no distribution of settlement funds unless and until the Objectors have no further appellate procedures available. As a result of such appeal, no distribution of settlement proceeds has been made to the Trust and the Trustee does not know if or when the Trust will receive proceeds of such settlement.

Items 2 through 4.

Not applicable.

Item 5.      Other

             At the close of business on May 6, 1998, the Trustee merged with and into NationsBank, N.A. The Trustee is now
             NationsBank, N.A., successor by merger to NationsBank of Texas, N.A. as Trustee.

Item 6.      Exhibits and Reports on Form 8-K

             (a) Exhibits

               (4)(a) Permian Basin Royalty Trust Indenture dated November 3, 1980, between Southland Royalty Company (now Burlington Resources Oil & Gas Company) and The First National Bank of Fort Worth (now NationsBank, N.A.), as Trustee, heretofore filed as Exhibit
                         (4)(a) to the Trust's Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980 is incorporated herein by reference.

               (4)(b) Net Overriding Royalty Conveyance (Permian Basin Royalty Trust) from Southland Royalty Company (now Burlington Resources Oil & Gas Company) to The First National Bank of Fort Worth (now NationsBank, N.A.), as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit (4)(b) to the Trust's Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980 is incorporated herein by reference.

               (4)(c) Net Overriding Royalty Conveyance (Permian Basin Royalty Trust - Waddell Ranch) from Southland Royalty Company (now Burlington Resources Oil & Gas Company) to The First National Bank of Fort Worth (now NationsBank, N.A.), as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit (4)(c) to the Trust's Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980 is incorporated herein by reference.

               (27)      Financial Data Schedule

             (b) Reports on Form 8-K

               There were no reports on Form 8-K filed during the quarter ended June 30, 1998.

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


Date:  August 13, 1998


             (The Trust has no directors or executive officers.)

                            INDEX TO EXHIBITS

                                                               Sequentially
        Exhibit                                                  Numbered
        Number                    Exhibit                          Page

        (4)(a) Permian Basin Royalty Trust Indenture dated November 3, 1980, between Southland Royalty Company (now Burlington Resources Oil & Gas Company) and The First National Bank of Fort Worth (now NationsBank, N.A.), as Trustee, heretofore filed as Exhibit (4)(a) to the Trust's Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980 is incorporated herein by reference.*

        (b) Net Overriding Royalty Conveyance (Permian Basin Royalty Trust) from Southland Royalty Company (now Burlington Resources Oil & Gas Company) to The First National Bank of Fort Worth (now NationsBank, N.A.), as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit (4)(b) to the Trust's Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980 is incorporated herein by reference.*

        (c) Net Overriding Royalty Conveyance (Permian Basin Royalty Trust - Waddell Ranch) from Southland Royalty Company (now Burlington Resources Oil & Gas Company) to The First National Bank of Fort Worth (now NationsBank, N.A.), as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit (4)(c) to the Trust's Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980 is incorporated herein by reference. *

        (27)      Financial Data Schedule **


* A copy of this Exhibit is available to any Unit holder, at the actual cost of reproduction, upon written request to the Trustee, NationsBank, N.A., P.O. Box 1317, Fort Worth, Texas 76101.
**      Filed herewith.