Form 10-Q
period 1998-09-30
PERMIAN BASIN ROYALTY TRUST
filed 1998-11-16
CIK 319654

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                               Form 10-Q

             Quarterly Report Pursuant To Section 13 or 15(d)
                 of the Securities Exchange Act of 1934


              For the Quarterly Period Ended September 30, 1998

                     Commission File No. 1-8033

                     PERMIAN BASIN ROYALTY TRUST

Texas                                            I.R.S. No. 75-6280532


               NationsBank, N.A., Trust Department
                             P. O. Box 1317
                        Fort Worth, Texas 76101

                    Telephone Number 817/390-6905


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

Number of Units of beneficial interest outstanding at November 12, 1998: 46,608,796

                    PERMIAN BASIN ROYALTY TRUST

                   PART I - FINANCIAL STATEMENTS


ITEM 1.  FINANCIAL STATEMENTS

The condensed financial statements included herein have been prepared by NationsBank, N.A. as Trustee for the Permian Basin Royalty Trust, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Trust's latest annual report on Form 10-K. In the opinion of the Trustee, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the assets, liabilities and trust corpus of the Permian Basin Royalty Trust at September 30, 1998, and the distributable income and changes in trust corpus for the three-month and nine-month periods ended September 30, 1998 and 1997 have been included. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

Deloitte & Touche LLP, independent certified public accountants, has made a limited review of the condensed financial statements as of September 30, 1998 and for the three-month and nine-month periods ended September 30, 1998 and 1997 included herein.

INDEPENDENT ACCOUNTANTS' REPORT

NationsBank, N.A. as Trustee
 for the Permian Basin Royalty Trust:

We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of the Permian Basin Royalty Trust as of September 30, 1998 and the related condensed statements of distributable income and changes in trust corpus for the three-month and nine-month periods ended September 30, 1998 and 1997. These financial statements are the responsibility of the Trustee.

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

       /s/
----------------------
DELOITTE & TOUCHE LLP

October 23, 1998


PERMIAN BASIN ROYALTY TRUST
CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS
---------------------------------------------------------------------------------------------------------------
                                                                    September 30,    December 31,
ASSETS                                                                  1998             1997
                                                                     (Unaudited)

Cash and short-term investments                                     $ 1,488,594     $ 1,724,192
Net overriding royalty interests in producing
   oil and gas properties (net of accumulated
   amortization of $7,599,889 and $7,478,622
   at September 30, 1998 and December 31, 1997,
   respectively)                                                      3,375,327       3,496,594
                                                                      ---------       ---------
                                                                    $ 4,863,921     $ 5,220,786
                                                                      =========       =========
LIABILITIES AND TRUST CORPUS

Distribution payable to Unit holders                                $ 1,488,594     $ 1,724,192
Commitments and contingencies
Trust corpus - 46,608,796 Units of beneficial
   interest authorized and outstanding                                3,375,327       3,496,594
                                                                      ---------       ---------
                                                                    $ 4,863,921     $ 5,220,786
                                                                      =========       =========


CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)
--------------------------------------------------------------------------------------------------------------

                                             Three Months Ended             Nine Months Ended
                                                September 30,                 September 30,
                                        ----------------------------  ----------------------------
                                             1998          1997           1998            1997

Royalty income                           $ 2,406,272   $ 4,392,956     $ 9,258,812   $17,283,217
Interest income                                1,997         8,385          19,910        33,924
                                           ---------     ---------       ---------     ---------
                                           2,408,269     4,401,341       9,278,722    17,317,141

General and administrative
   expenditures                               50,890        58,067         323,892       379,607
                                           ---------     ---------       ---------     ---------
Distributable income                     $ 2,357,379   $ 4,343,274     $ 8,954,830   $16,937,534
                                           =========     =========       =========     =========
Distributable income per Unit
   (46,608,796 Units)                    $   .050578   $   .093186     $   .192128   $   .363397
                                           =========     =========       =========     =========

The accompanying notes to condensed financial statements are an integral part of these statements.


PERMIAN BASIN ROYALTY TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)
---------------------------------------------------------------------------------------------------------------

                                               Three Months Ended           Nine Months Ended
                                                September 30,                 September 30,
                                        ----------------------------  ----------------------------
                                             1998          1997           1998            1997

Trust corpus, beginning of period           3,411,371  $ 3,620,815       3,496,594   $ 3,760,939
Amortization of net overriding
   royalty interests                          (36,044)     (57,746)       (121,267)     (197,870)
Distributable income                        2,357,379    4,343,274       8,954,830    16,937,534
Distributions declared                     (2,357,379)  (4,343,274)     (8,954,830)  (16,937,534)
                                           ----------   ----------     -----------    ----------
Trust corpus, end of period                 3,375,327  $ 3,563,069       3,375,327   $ 3,563,069
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

        The Trustee has been advised that in the first quarter of 1998 Schlumberger Technology Corporation ("Schlumberger") acquired all of the shares of stock of Riverhill Capital. Prior to such acquisition by Schlumberger, CMC and Riverhill Energy were wholly owned subsidiaries of Riverhill Capital. The Trustee has further been advised that in connection with Schlumberger's acquisition of Riverhill Capital, the shareholders of Riverhill Capital acquired ownership of all of the shares of stock of Riverhill Energy. Thus, the ownership in the Texas Royalty properties referenced above remained in Riverhill Energy, the stock ownership of which was acquired by the former shareholders of Riverhill Capital. Accounting operations pertaining to the Texas Royalty properties are being performed by CMC under the direction of Riverhill Energy. CMC also currently conducts all field, technical and accounting operations on behalf of BROG with regard to the Waddell Ranch properties.

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

3.   EXCESS COSTS

     In the calculation of royalty income for the months of June through September 1998, costs exceeded revenues for the Waddell Ranch properties underlying the Waddell Ranch Net Overriding Royalty Conveyance by $908,510. Such excess costs plus accrued interest must be recovered from future net proceeds of the underlying Waddell Ranch properties before these properties can again contribute to Trust royalty income. See also Note 5 with respect to the Texas Royalty properties.

4.   CONTINGENCIES

     See Item 1 Legal Proceedings concerning the status of litigation matters.

5.   SUBSEQUENT EVENTS.

     During the month of September 1998, the Trust received and recorded as royalty income $1,041,340 representing amounts that the Trust had been advised had been previously held in suspense by BROG relating to the Texas Royalty properties. The Trustee has been advised that these amounts relate to revenues received by BROG prior to conveyance of its interest in the Texas Royalty properties to Riverhill Energy in February 1998. This amount was included in the October 15, 1998 distribution to Unit Holders of record on September 30, 1998. Subsequently, Riverhill Energy advised the Trustee that an overpayment to the Trust was made in September 1998 with regard to such suspended funds in the amount of $521,183. Pursuant to the provisions of the Texas Royalty Net Overriding Conveyance dated effective November 1, 1980, Riverhill Energy has offset the overpayment against royalty income attributable to the Texas Royalty properties for the month of October 1998 leaving a net amount due as a result of such overpayment of $172,648. Such amount must be recovered from future net proceeds attributable to the underlying Texas Royalty properties before these properties can again contribute to the Trust royalty income.

     The Trustee has been further advised that interest on such suspended funds will be paid by BROG and/or Riverhill Energy. The exact amount of such interest payment and when such will be made cannot be determined at this time.

     In calculating Trust royalty income for the month of October 1998, costs exceeded revenues by $755,068 for the Waddell Ranch properties underlying the Waddell Ranch Net Overriding Royalty Conveyance, dated effective November 1, 1980. Excess costs from one conveyance cannot reduce royalty income computed under another conveyance. Therefore, cumulative excess costs of $1,663,578 as of October 1998 plus accrued interest must be recovered from future net proceeds attributable to the underlying Waddell Ranch properties before these properties can again contribute to Trust royalty income.

     As has been previously reported, the Trustee was notified in the third quarter of 1996 of the settlement of a class action lawsuit pending in the 270th District Court of Harris County, Texas (the "Court"), Cause No. 92-026182 styled Caroline Altheide and Langdon Harrison v. Meridian Oil Inc., Meridian Oil Holding Inc., Meridian Oil Trading Inc., Meridian Oil Production Inc., Southland Royalty Company, El Paso Production Company, Meridian Oil Hydrocarbons Inc., Meridian Oil Gathering Inc., Meridian Oil Services Inc., and Edward Parker ("Class Action"), in which the Trust is a class member. The judgment approving the settlement of the Class Action has been the subject of an appeal. One of the conditions set forth in the settlement agreement for the distribution of the settlement proceeds relating to the Class Action is that there would be no distribution of settlement proceeds unless and until such judgment was no longer subject to further appeal and, if there was an appeal, not unless and until such judgment was affirmed or such appeal was dismissed and the time for any future proceedings in the appellate court of last resort had expired. The Trustee has been advised that such appeal has been dismissed and it is the understanding of the Trustee that the conditions and restrictions that prevented payment of the settlement proceeds no longer exist. The Trust has now received its portion of the settlement proceeds totaling $766,051. Such settlement proceeds that have been received by the Trust will be distributed with the regular monthly Trust distribution on November 16, 1998 to the Trust's Unit holders of record on October 31, 1998.

                               ******

ITEM 2.  TRUSTEE'S DISCUSSION AND ANALYSIS

FORWARD LOOKING INFORMATION

Certain information included in this report contains, and other materials filed or to be filed by the Trust with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Trust) may contain or include, forward looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. Such forward looking statements may be or may concern, among other things, capital expenditures, drilling activity, development activities, production efforts and volumes, hydrocarbon prices and results thereof, and regulatory matters. Although the Trustee believes that the expectations reflected in such forward-looking statements are reasonable, such expectations are subject to numerous risks and uncertainties and the Trustee can give no assurance that they will prove correct. There are many factors, none of which is within the Trustee's control, that may cause such expectations not to be realized, including, among other things, factors such as actual oil and gas prices and the recoverability of reserves,capital expenditures, general economic conditions, actions and policies of petroleum-producing nations and other changes in the domestic and international energy markets. Such forward looking statements generally are accompanied by words such as "estimate,"
"expect," "predict," "anticipate," "goal," "should," "assume,"
"believe," or other words that convey the uncertainty of future events or outcomes.

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

As the Trust does not directly maintain any systems, the Trust will not incur any direct costs related to the Year 2000 issue. However, the Trust is reliant on the performance of third party vendors ("vendors") for the calculation and receipt of Royalty income, payment of expenses, and disbursement of distributable income. The Trust has made formal inquiries to these vendors requesting information on their state of readiness for the Year 2000. Through responses received and reviewed by the Trust with respect to its vendors, all significant vendors are currently addressing the Year 2000 issue and plan to be compliant prior to the Year 2000. However, the Trustee can provide no assurance as to whether the vendors will successfully address the Year 2000 issue. Failure to successfully address the Year 2000 issue by these vendors could have a material adverse impact on the Trust and its Unit holders. At this time, the Trust believes the most adverse impact as a result of the vendors' failure to successfully address the Year 2000 issue is that the Trust would not receive and in turn would not be able to distribute royalty income to the Unit holders.

THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

For the quarter ended September 30, 1998, royalty income received by the Trust amounted to $ 2,406,272 compared to royalty income of $4,392,956 during the third quarter of 1997. The decrease in royalty income is primarily due to a decrease in oil and gas prices in the third quarter of 1998, compared to the third quarter of 1997, as well as an increase in allocated capital expenditures in the third quarter of 1998. In the calculation of royalty income for the months of July through September 1998, costs exceeded revenues for the Waddell Ranch properties underlying the Waddell Ranch Net Overriding Royalty Conveyance by $512,498. Such excess costs plus accrued interest must be recovered from future net proceeds relating to the underlying Waddell Ranch properties before these properties can again contribute to Trust royalty income. The decrease in royalty income is offset by the Trust's receipt in September 1998 of $1,041,340 representing its portion of amounts that had been previously held in suspense by BROG relating to the Texas Royalty properties. The Trustee has been advised that these amounts relate to revenues received by BROG prior to conveyance of its interest in the Texas Royalty properties to Riverhill Energy in February 1998. Subsequent to the third quarter of 1998, Riverhill Energy advised the Trustee that an overpayment to the Trust was made in September 1998 with regard to such suspended funds in the amount of $521,183. See Note 5 for further details on this overpayment. Interest income for the quarter ended September 30, 1998, was $1,997 compared to $8,385 during the third quarter of 1997. The decrease in interest income is attributable primarily to a decrease in funds available for investment. General and administrative expenses during the third quarter of 1998 amounted to $50,890 compared to $58,067 during the third quarter of 1997. The decrease in general and administrative expenses can be attributed primarily to timing differences in the receipt and payment of these expenses.

These transactions resulted in distributable income for the quarter ended September 30, 1998, of $2,357,379 or $.050578 per Unit of beneficial interest. Distributions of .009560, .009080, and .031938 per Unit were made to Unit holders of record as of July 31, August 31, and September 30, 1998, respectively. For the third quarter of 1997, distributable income was $4,343,274 or $.093186 per Unit of beneficial interest.

Royalty income for the Trust for the third quarter of the calendar year is associated with actual oil and gas production for the period May through July 1998 from the properties from which the Trust's net overriding royalty interests ("Royalties") were carved. Oil and gas sales attributable to the Royalties and the properties from which the Royalties were carved are as follows:

                                                                            Third Quarter
                                                                       ----------------------
                                                                        1998            1997
ROYALTIES:
Oil sales (Bbls)                                                       97,557         183,871
Gas sales (Mcf)                                                       198,019         622,927

PROPERTIES FROM WHICH THE ROYALTIES WERE CARVED:
Oil:
  Total oil sales (Bbls)                                              501,903         473,977
  Average per day (Bbls)                                                5,455           5,152
  Average price per Bbl                                                $11.26          $17.75
Gas:
  Total gas sales (Mcf)                                             1,886,462       1,954,889
  Average per day (Mcf)                                                20,505          21,249
  Average price per Mcf                                                 $2.03          $ 2.20


The posted price of oil decreased for the third quarter of 1998, compared to the third quarter of 1997, resulting in an average price per barrel of $11.26 compared to $17.75 in the third quarter of 1997. The Trustee has been advised by BROG that for the period August 1, 1993, through June 30, 1999, the oil from the Waddell Ranch properties was being sold under a competitive bid to a third party. The decrease in the average price of gas from $2.20 in the third quarter of 1997 to $2.03 in the third quarter of 1998 is primarily the result of a decrease in the spot prices of natural gas.

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

Capital expenditures for drilling, remedial and maintenance activities on the Waddell Ranch properties during the third quarter of 1998 totaled $4.5 million as compared to $3.9 million for the third quarter of 1997. BROG has informed the Trustee that the 1998 capital expenditures budget is $17.6 million for the Waddell Ranch properties, of which $12 million has been expended through the third quarter of 1998. The Trustee has been advised that it is anticipated that the full amount of the capital expenditure budget for the Waddell Ranch properties will be expended by the end of 1998. The total amount of capital expenditures for 1997 was $11.8 million.

The Trustee has been advised that there were 9 gross (3.875 net) wells completed on the Waddell Ranch properties during the three months ended September 30, 1998, and there were 11 gross (5.125 net) wells in progress. For the three months ended September 30, 1997, there were 16 gross (7 net) wells completed and there were 11 gross (4.75 net) wells in progress.

Lease operating expense and property taxes totaled $3.9 million for the third quarter of 1998, compared to $2.9 million in the third quarter of 1997. This increase is primarily attributable to an increase in lease operating expense on the Waddell Ranch properties and can be attributed to timing differences in the receipt and payment of these expenses.

NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

For the nine months ended September 30, 1998, royalty income received by the Trust amounted to $9,258,812 compared to royalty income of $17,283,217 for the nine months ended September 30, 1997. The decrease in royalty income is primarily due to a decrease in oil and gas prices in the first nine months of 1998, compared to the first nine months in 1997, as well as an increase in allocated capital expenditures in the first nine months of 1998. In the calculation of royalty income for the months of June through September 1998, costs exceeded revenues for the Waddell Ranch properties underlying the Waddell Ranch Net Overriding Royalty Conveyance by $908,510. Such excess costs plus accrued interest must be recovered from future net proceeds of the underlying Waddell Ranch properties before these properties can again contribute to Trust royalty income. Included in the distributable income for March 1998 was approximately $1.1 million which represented the Trust's portion of an approximate $1.5 million severance tax refund received from the State of Texas by BROG, operator of record of the Waddell Ranch properties in Crane County, Texas. The decrease in royalty income is offset by the Trust's receipt in September 1998 of $1,041,340 representing its portion of amounts that had been previously held in suspense by BROG relating to the Texas Royalty properties. The Trustee has been advised that these amounts relate to revenues received by BROG prior to conveyance of its interest in the Texas Royalty properties to Riverhill Energy in February 1998. Subsequent to the third quarter of 1998, Riverhill Energy advised the Trustee that an overpayment to the Trust was made in September 1998 with regard to such suspended funds in the amount of $521,183. See Note 5 for further details on this overpayment. Interest income for the nine months ended September 30, 1998 was $19,910 compared to $33,924 during the nine months ended September 30, 1997. The decrease in interest income is attributable primarily to a decrease in funds available for investment. General and administrative expenses for the nine months ended September 30, 1998 were $323,892. During the nine months ended September 30, 1997, general and administrative expenses were $379,607. The decrease in general and administrative expenses is primarily due to timing differences in the receipt and payment of these expenses.

Distributable income for the nine months ended September 30, 1998 was $8,954,830 or $.192128 per Unit. For the nine months ended
September 30, 1997, distributable income was $16,937,534 or $.363397 per Unit.

Royalty income for the Trust for the period ended September 30, 1998 is associated with actual oil and gas production for the period November 1997 through July 1998 from the properties from which the Royalties were carved. Oil and gas sales attributable to the Royalties and the properties from which the Royalties were carved are as follows:


                                                                           First Nine Months
                                                                        ----------------------
                                                                            1998         1997
ROYALTIES:
Oil sales (Bbls)                                                         352,147       606,132
Gas sales (Mcf)                                                        1,213,613     1,977,266

PROPERTIES FROM WHICH THE ROYALTIES WERE CARVED:
Oil:
   Total oil sales (Bbls)                                              1,405,613     1,365,290
   Average per day (Bbls)                                                  5,149         5,001
   Average price per Bbl                                                  $13.23        $20.03
Gas:
   Total gas sales (Mcf)                                               5,425,012     5,457,970
   Average per day (Mcf)                                                  19,872        19,993
   Average price per Mcf                                                  $ 2.22        $ 2.69


The average price of oil decreased during the nine months ended September 30, 1998, compared to the same period in 1997, resulting in an average price of $13.23 per barrel as compared to $20.03 per barrel. The decrease in the average price of oil is primarily due to decreases in the posted price for oil. The decrease in the average price of gas from $2.69 per Mcf for the nine months ended
September 30, 1997 to $2.22 per Mcf for the nine months ended September 30, 1998 is primarily the result of a decrease in the spot prices of natural gas.

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

The Trustee has been advised that 45 gross (17.495 net) productive oil wells on the Waddell Ranch properties were drilled and completed during the nine months ended September 30, 1998, and that 18 gross (7.5 net) productive oil wells on the Waddell Ranch properties were drilled and completed during the nine months ended September 30, 1997. Capital expenditures for the Waddell Ranch properties for the nine months ended September 30, 1998 totaled $12 million compared to $9.0 million for the same period in 1997. BROG has previously advised the Trustee that the 1998 capital expenditures budget for the Waddell Ranch properties is $17.6 million.

Lease operating expense and property taxes for the nine months ended September 30, 1998, totaled $10.5 million compared to $9.9 million for the same period in 1997. This increase is primarily attributable to the increase in accruals for the payment of property taxes by BROG.

CALCULATION OF ROYALTY INCOME

The Trust's royalty income is computed as a percentage of the net profit from the operation of the properties in which the Trust owns net overriding royalty interests. These percentages of net profits are 75% and 95% in the case of the Waddell Ranch properties and the Texas Royalty properties, respectively. Royalty income received by the Trust for the three months ended September 30, 1998 and 1997 respectively, was computed as shown in the table below:


                                                      Three Months Ended September 30,
                                        -------------------------------------------------------------
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


Gross proceeds of sales from
  properties from which the net
  overriding royalties were carved:

  Oil proceeds                           $4,404,427     $1,248,627      $ 6,428,085   $1,982,684
  Gas proceeds                            3,383,255        455,023        3,677,078      630,868
  Other revenues (a)                                     1,096,157
                                         ----------      ---------        ---------    ---------
       Total                              7,787,682      2,799,807       10,105,163    2,613,552
                                         ----------      ---------        ---------    ---------
Less:
  Severance tax:
    Oil                                     133,024         45,800          260,743       78,645
    Gas                                     139,310         25,965          275,208       35,883
  Lease operating expense and
    property tax:
    Oil and gas                           3,679,622        195,124        2,735,186      192,030
  Capital expenditures                    4,519,057                       3,898,944
                                          ---------      ---------        ---------      -------
       Total                              8,471,013        266,889        7,170,081      306,558
                                          ---------      ---------        ---------      -------

Net profits                                (683,331)     2,532,918        2,935,082    2,306,994

Net overriding royalty interests                 75%            95%             75%          95%
                                          ---------       ---------        --------    ---------
                                           (512,498)      2,406,272       2,201,312    2,191,644

Less: excess cost over revenues (b)         512,498
                                          ---------       ---------       ---------   ----------

Royalty income                             $  -0-       $ 2,406,272     $ 2,201,312   $2,191,644
                                         ==========      ==========      ==========   ==========

(a) The Trustee has been advised that in September 1998, Riverhill Energy received $1,096,157 representing amounts that had been previously held in suspense by BROG relating to the Texas Royalty properties. The Trustee has been further advised that these amounts relate to revenues received by BROG prior to conveyance of its interest in the Texas Royalty properties to Riverhill Energy in February 1998.

(b) In calculating Trust royalty income for the months of July through September 1998, costs exceeded revenues by $512,498 for the Waddell Ranch properties underlying the Waddell Ranch Net Overriding Royalty Conveyance, dated November 1, 1980. Excess costs from one conveyance cannot reduce royalty income computed under another conveyance. Therefore, cumulative excess costs plus accrued

                                -13-

      interest must be recovered from future net proceeds of the underlying Waddell Ranch properties before these properties can again contribute to Trust royalty income.

ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.


                                 -14-


                     PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

            As has been previously reported, the Trust was notified in the third quarter of 1996 of the settlement of a class action lawsuit pending in the 270th District Court of Harris County, Texas (the "Court"), Cause No. 92-026182 styled Caroline Altheide and Langdon Harrison v. Meridian Oil Inc., Meridian Oil Holding Inc., Meridian Oil Trading Inc., Meridian Oil Production Inc., Southland Royalty Company, El Paso Production Company, Meridian Oil Hydrocarbons Inc., Meridian Oil Gathering Inc., Meridian Oil Services Inc., and Edward Parker ("Class Action"), in which the Trust is a class member. The judgment approving the settlement of the Class Action has been the subject of an appeal. One of the conditions set forth in the settlement agreement relating to the Class Action relating to the distribution of the settlement proceeds is that there would be no distribution of settlement proceeds unless and until such judgment was no longer subject to further appeal and, if there was an appeal, not unless and until such judgment was affirmed or such appeal was dismissed and the time for any further proceedings in the appellate court of last resort had expired. The Trustee has been advised that such appeal has been dismissed and it is the understanding of the Trustee that the conditions and restrictions that prevented payment of the settlement proceeds no longer exist. The Trust has now received its portion of the settlement proceeds totalling $766,050.89. Such settlement proceeds that have been received by the Trust will be distributed with the regular monthly Trust distribution on November 16, 1998 to the Trust's Unit holders of record on October 31, 1998.

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

               (27)      Financial Data Schedule

                                    -15-

             (b) Reports on Form 8-K

               During the quarter ended September 30, 1998, no reports on Form 8-K were filed by the Trust.


                                    -16-

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

                                   NATIONSBANK, N.A.
                                      TRUSTEE FOR THE
                                      PERMIAN BASIN ROYALTY TRUST




                                   By /s/ Eric F. Hyden
                                      --------------------------------
                                       Eric F. Hyden
                                       Vice President


Date:  November 13, 1998


             (The Trust has no directors or executive officers.)

                                   -17-

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