Form 10-K405
period 1998-12-31
PERMIAN BASIN ROYALTY TRUST
filed 1999-03-30
CIK 319654

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ---------------------
                                   FORM 10-K
(Mark One)
[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1998

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

              NATIONSBANK, N.A.
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
              (Registrant's Telephone Number, Including Area Code)

          Securities registered pursuant to Section 12(b) of the Act:

             TITLE OF EACH CLASS                 NAME OF EACH EXCHANGE ON WHICH REGISTERED
             -------------------                 -----------------------------------------
         UNITS OF BENEFICIAL INTEREST                     NEW YORK STOCK EXCHANGE

          Securities registered pursuant to Section 12(g) of the Act:
                                      NONE
                                (Title of Class)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                               ---    ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     At March 5, 1999, there were 46,608,796 Units of Beneficial Interest of the Trust outstanding with an aggregate market value on that date of $186,435,184.

                      DOCUMENTS INCORPORATED BY REFERENCE

     "Units of Beneficial Interest" at page 1; "Trustee's Discussion and Analysis for the Three-Year Period Ended December 31, 1998" at pages 5 through 6; "Results of the 4th Quarters of 1998 and 1997" at page 7; and "Statements of Assets, Liabilities and Trust Corpus," "Statements of Distributable Income," "Statements of Changes in Trust Corpus," "Notes to Financial Statements" and "Independent Auditors' Report" at page 8 et seq., in registrant's Annual Report to security holders for fiscal year ended December 31, 1998 are incorporated herein by reference for Item 5 (Market for Units of the Trust and Related Security Holder Matters), Item 7 (Management's Discussion and Analysis of Financial Condition and Results of Operation) and Item 8 (Financial Statements and Supplementary Data) of Part II of this Report.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

FORWARD LOOKING INFORMATION

     Certain information included in this report contains, and other materials filed or to be filed by the Trust with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Trust) may contain or include, forward looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. Such forward looking statements may be or may concern, among other things, capital expenditures, drilling activity, development activities, production efforts and volumes, hydrocarbon prices and the results thereof, and regulatory matters. Although the Trustee believes that the expectations reflected in such forward-looking statements are reasonable, such expectations are subject to numerous risks and uncertainties and the Trustee can give no assurance that they will prove correct. There are many factors, none of which is within the Trustee's control, that may cause such expectations not to be realized, including, among other things, factors such as actual oil and gas prices and the recoverability of reserves, capital expenditures, general economic conditions, actions and policies of petroleum-producing nations and other changes in the domestic and international energy markets. Such forward looking statements generally are accompanied by words such as "estimate," "expect," "anticipate," "goal," "should," "assume," "believe," or other words that convey the uncertainty of future events or outcomes.

                                     PART I

ITEM 1. BUSINESS

     The Permian Basin Royalty Trust (the "Trust") is an express trust created under the laws of the state of Texas by the "Permian Basin Royalty Trust Indenture" (the "Trust Indenture") entered into on November 3, 1980, between Southland Royalty Company ("Southland Royalty") and The First National Bank of Fort Worth, as Trustee. NationsBank, N.A. (formerly known as NationsBank of Texas, N.A. and NCNB Texas National Bank), a banking association organized under the laws of the United States, as the successor of The First National Bank of Fort Worth, is now the Trustee of the Trust. The principal office of the Trust (sometimes referred to herein as the "Registrant") is located at 500 West Seventh Street, Fort Worth, Texas (telephone number 817/390-6905).

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

PRODUCING ACREAGE, WELLS AND DRILLING

     Waddell Ranch Properties. The Waddell Ranch properties consist of 78,175 gross (34,205 net) producing acres. A majority of the proved reserves are attributable to six fields: Dune, Sand Hills (Judkins), Sand Hills (McKnight), Sand Hills (Tubb), University-Waddell (Devonian) and Waddell. At December 31, 1998, the Waddell Ranch properties contained 853 gross (354 net) productive oil wells, 166 gross (70 net) productive gas wells and 368 gross (146 net) injection wells.

     BROG is operator of record of the Waddell Ranch properties. All field, technical and accounting operations have been contracted by an agreement between the working interest owners and Coastal Management Corporation ("CMC") but remain under the direction of BROG.

     The Waddell Ranch properties are mature producing properties, and all of the major oil fields are currently being waterflooded. Proved reserves and estimated future net revenues attributable to the properties are included in the reserve reports summarized below. BROG does not own the full working interest in any of the tracts constituting the Waddell Ranch properties and, therefore, implementation of any development programs will require approvals of other working interest holders as well as BROG. In addition, implementation of any development programs will be dependent upon oil and gas prices currently being received and anticipated to be received in the future. During 1998 there were 52 gross (22.75 net) wells drilled on the Waddell Ranch properties. At December 31, 1998 there were 3 gross (1.375 net) wells in progress on the Waddell Ranch properties. During 1997 there were 23 gross (9.25 net) wells drilled on the Waddell Ranch properties. At December 31, 1997 there were 19 gross (7.875 net) wells in progress on the Waddell Ranch properties. During 1996 there were 22 gross (8.375 net) oil wells drilled on the Waddell Ranch properties. At December 31, 1996 there were no wells in progress on the Waddell Ranch properties.

     BROG has advised the Trustee that the total amount of capital expenditures for 1998 with regard to the Waddell Ranch properties totalled $15,874,193. Capital expenditures include the cost of the 1998 drilling program and remedial and maintenance activities. This amount spent is approximately $1,764,808 less than the budgeted amount projected by BROG for 1998. BROG has advised the Trustee that the capital expenditures budget for 1999 totals approximately $6,066,000, of which approximately $1,352,000 is attributable to the 1999 drilling program, $4,056,000 to workovers and recompletions and $658,000 to facility upgrades and replacements. Accordingly, there is an estimated 62% decrease in capital expenditures for 1999 as compared with the 1998 capital expenditures.

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

     In February 1997, BROG sold its interests in the Texas Royalty properties that are subject to the Net Overriding Royalty Conveyance to the Trust dated effective November 1, 1980 ("Texas Royalty Conveyance") to Riverhill Energy Corporation ("Riverhill Energy"), which was then a wholly-owned subsidiary of Riverhill Capital Corporation ("Riverhill Capital") and an affiliate of CMC. At the time of such sale, Riverhill Capital was a privately owned Texas corporation with offices in Bryan and Midland, Texas. The Trustee was informed by BROG that, as required by the Texas Royalty Conveyance, Riverhill Energy succeeded to all of the requirements upon and the responsibilities of BROG under the Texas Royalty Conveyance with regard to the Texas Royalty properties. BROG and Riverhill Energy further advised the Trustee that all accounting operations pertaining to the Texas Royalty properties were being performed by CMC under the direction of Riverhill Energy. BROG indicated to the Trustee that BROG will work together with CMC and Riverhill Energy in an effort to assure that various administrative functions and reporting requirements assumed by Riverhill Energy are met. The Trustee has been advised that independent auditors representing Riverhill Energy and CMC are Arthur Andersen LLP.

     The Trustee has been advised that in the first quarter of 1998 Schlumberger Technology Corporation ("Schlumberger"), acquired all of the shares of stock of Riverhill Capital. Prior to such acquisition by Schlumberger, CMC and Riverhill Energy were wholly-owned subsidiaries of Riverhill Capital. The Trustee has further been advised that in connection with Schlumberger's acquisition of Riverhill Capital, the shareholders of Riverhill Capital acquired ownership of all of the shares of stock of Riverhill Energy. Thus, the ownership in the Texas Royalty properties referenced above remained in Riverhill Energy, the stock ownership of which was acquired by the former shareholders of Riverhill Capital. Accounting operations pertaining to the Texas Royalty properties are being performed by CMC under the direction of Riverhill Energy. CMC also currently conducts all field, technical and accounting operations on behalf of BROG with regard to the Waddell Ranch properties.

OIL AND GAS PRODUCTION

     The Trust recognizes production during the month in which the related distribution is received. Production of oil and gas attributable to the Royalties and the properties from which the Royalties were carved and the related average sales prices attributable to the properties from which the Royalties were carved for the three years ended December 31, 1998, excluding portions attributable to the adjustments discussed below, were as follows:

                                           WADDELL                           TEXAS
                                            RANCH                           ROYALTY
                                         PROPERTIES                       PROPERTIES                          TOTAL
                              ---------------------------------   ---------------------------   ---------------------------------
                                1998        1997        1996       1998      1997      1996       1998        1997        1996
                              ---------   ---------   ---------   -------   -------   -------   ---------   ---------   ---------
ROYALTIES:
  Production
    Oil (barrels)...........     87,187     426,127     418,991   369,823   391,665   352,833     457,010     817,792     771,824
    Gas (Mcf)...............    666,864   1,875,965   1,915,649   766,085   840,790   724,732   1,432,949   2,716,755   2,640,381
PROPERTIES FROM WHICH THE
  ROYALTIES WERE CARVED:
  Production
    Oil (barrels)...........  1,475,258   1,387,056   1,338,340   434,444   438,963   450,397   1,909,702   1,826,019   1,788,737
    Gas (Mcf)...............  6,458,411   6,409,242   6,376,201   915,025   945,920   932,205   7,373,436   7,355,162   7,308,406
  Average Price
    Oil/barrel..............     $12.76      $19.54      $19.97    $12.44    $19.20    $18.32      $12.69      $19.46      $19.55
    Gas/Mcf.................     $ 2.13      $ 2.67      $ 2.20    $ 2.06    $ 2.45    $ 2.04      $ 2.12      $ 2.64      $ 2.18

     Since the oil and gas sales attributable to the Royalties are based on an allocation formula that is dependent on such factors as price and cost (including capital expenditures), the production amounts do not provide a meaningful comparison.

     In calculating Trust royalty income for the months of June through December 1998, costs exceeded revenues in the Waddell Ranch properties by $1,218,732. Pursuant to the Waddell Ranch Net Overriding Royalty Conveyance dated effective November 1, 1980 ("Waddell Ranch Conveyance"), excess costs plus accrued interest must be recovered from future net proceeds relating to the underlying Waddell Ranch properties before the properties can again contribute to Trust royalty income. As a result of this, no royalty income was received for those months. Production attributable to the Trust is calculated based on net royalty income. As there was no royalty income, no production was reported for the Waddell Ranch properties at the Trust level for those months. Production at the Trust level for the Waddell Ranch properties was not recorded again until February 1999 when the cumulative excess amounts had been recovered.

     In September 1998, the Trust received $1,041,340 from BROG which represented the Trust's portion of amounts that had been previously held in suspense by BROG relating to the Texas Royalty properties. The Trustee was advised that these amounts relate to revenues received by BROG prior to the conveyance of its interest in the Texas Royalty properties to Riverhill Energy in February 1997. In October 1998, Riverhill Energy advised the Trustee that an overpayment of $521,183 with regard to the suspended funds had been made to the Trust. Pursuant to the Texas Royalty Conveyance, Riverhill Energy offset the overpayment against royalty income attributable to the Texas Royalty properties for the months of October and November 1998. The suspense amounts are not reflected in Trust production or used in calculating average prices in 1998 or prior years.

     As reported in Item 3 below, the Trustee was notified in the third quarter of 1996 of the settlement of a class action lawsuit pending in the 270th District Court of Harris County, Texas (the "Court") styled Caroline Altheide and Langdon Harrison vs. Meridian Oil Inc., Meridian Oil Holding Inc., Meridian Oil Trading Inc., Meridian Oil Production Inc., Southland Royalty Company, El Paso Production Company, Meridian Oil Hydrocarbons Inc., Meridian Oil Gathering Inc., Meridian Oil Services Inc. and Edward Parker ("Class Action"), in which the Trust was a class member. The judgment approving the settlement of the Class Action was the subject of an appeal. The Trustee was advised that such appeal was dismissed and in October 1998, the Trust's portion of such settlement proceeds, in the amount of $766,051 was received by the Trustee. The proceeds were subsequently distributed with the regular monthly Trust distribution on

November 16, 1998, to the Trust's Unit holders of record on October 31, 1998. The settlement proceeds are not reflected in Trust production in 1998 or prior years.

PRICING INFORMATION

     Reference is made to "Regulation" for information as to federal regulation of prices of natural gas. The following paragraphs provide information regarding sales of oil and gas from the Waddell Ranch properties. As a royalty owner, Southland Royalty is not furnished detailed information regarding sales of oil and gas from the Texas Royalty properties.

     Oil. The Trustee has been advised by BROG that for the period August 1, 1993 through June 30, 1999, the oil from the Waddell Ranch properties is being sold under a competitive bid to independent third parties.

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

          "Estimated future net revenues" are computed by applying current prices of oil and gas (with consideration of price changes only to the extent provided by contractual arrangements and allowed by federal regulation) to estimated future production of proved oil and gas reserves as of the date of the latest balance sheet presented, less estimated future expenditures (based on current costs) to be incurred in developing and producing the proved reserves, and assuming continuation of existing economic conditions. "Estimated future net revenues" are sometimes referred to herein as "estimated future net cash flows."

          "Present value of estimated future net revenues" is computed using the estimated future net revenues and a discount factor of 10%.

     The independent petroleum engineers' reports as to the proved oil and gas reserves attributable to the Royalties conveyed to the Trust were obtained from Cawley, Gillespie & Associates, Inc. The following table presents a reconciliation of proved reserve quantities from December 31, 1995 through December 31, 1998 (in thousands):

                                                                WADDELL RANCH        TEXAS ROYALTY
                                                                  PROPERTIES          PROPERTIES              TOTAL
                                                              ------------------   -----------------   -------------------
                                                                OIL       GAS        OIL       GAS       OIL        GAS
                                                              (BBLS)     (MCF)     (BBLS)     (MCF)     (BBLS)     (MCF)
                                                              -------   --------   -------   -------   --------   --------
December 31, 1995...........................................   5,952     24,843     4,577     4,873     10,529     29,716
Extensions, discoveries and other additions.................      24         24       -0-       -0-         24         24
Revisions of previous estimates.............................   1,746     11,560       448       642      2,194     12,202
Production..................................................    (419)    (1,916)     (353)     (725)      (772)    (2,641)
                                                              ------     ------     -----     -----     ------     ------
December 31, 1996...........................................   7,303     34,511     4,672     4,790     11,975     39,301
Extensions, discoveries and other additions.................      48         52       -0-       -0-         48         52
Revisions of previous estimates.............................  (1,902)    (8,512)      161       680     (1,741)    (7,832)
Production..................................................    (426)    (1,876)     (392)     (841)      (818)    (2,717)
                                                              ------     ------     -----     -----     ------     ------
December 31, 1997...........................................   5,023     24,175     4,441     4,629      9,464     28,804
Extensions, discoveries and other additions.................      10          4       -0-       -0-         10          4
Revisions of previous estimates.............................  (2,231)    (6,123)     (285)      100     (2,516)    (6,023)
Production..................................................     (87)      (667)     (370)     (766)      (457)    (1,433)
                                                              ------     ------     -----     -----     ------     ------
December 31, 1998...........................................   2,715     17,389     3,786     3,963      6,501     21,352
                                                              ======     ======     =====     =====     ======     ======

     Estimated quantities of proved developed reserves of crude oil and natural gas as of December 31, 1998, 1997 and 1996 were as follows (in thousands):

                                                              CRUDE OIL    NATURAL GAS
                                                               (BBLS)         (MCF)
                                                              ---------    -----------
1998........................................................    5,476        17,444
1997........................................................    8,116        23,054
1996........................................................   10,154        32,008

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

     The 1998, 1997 and 1996 change in the standardized measure of discounted future net cash flows related to future royalty income from proved reserves discounted at 10% is as follows (in thousands):

                                     WADDELL RANCH PROPERTIES       TEXAS ROYALTY PROPERTIES                 TOTAL
                                   -----------------------------   ---------------------------   ------------------------------
                                    1998       1997       1996      1998      1997      1996       1998       1997       1996
                                   -------   --------   --------   -------   -------   -------   --------   --------   --------
January 1........................  $63,179   $150,170   $ 74,070   $40,956   $52,457   $36,324   $104,135   $202,627   $110,394
Extensions, discoveries and other
  additions......................       81        619        447       -0-       -0-       -0-         81        619        447
Accretion of discount............    6,318     15,017      7,407     4,096     5,246     3,632     10,414     20,263     11,039
Revisions of prior year
  estimates, changes in price and
  other..........................  (39,982)   (89,235)    80,524   (16,796)   (7,540)   20,153    (56,778)   (96,775)   100,677
Royalty income...................   (4,553)   (13,392)   (12,278)   (6,225)   (9,207)   (7,652)   (10,778)   (22,599)   (19,930)
                                   -------   --------   --------   -------   -------   -------   --------   --------   --------
December 31......................  $25,043   $ 63,179   $150,170   $22,031   $40,956   $52,457   $ 47,074   $104,135   $202,627
                                   =======   ========   ========   =======   =======   =======   ========   ========   ========

     Oil and gas prices of $8.56 and $9.96 per barrel and $1.74 and $1.88 per Mcf were used to determine the estimated future net revenues from the Waddell Ranch properties and the Texas Royalty properties, respectively, at December 31, 1998. The extension, discoveries and other additions for the Waddell Ranch properties are proved developed producing reserves related to the RM (Clearfork) field. The downward revisions of both reserves and discounted future net cash flows for the Waddell Ranch properties and the Texas Royalty properties are due to decreases in oil and gas prices from 1997 to 1998.

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

     The following presents estimated future net revenue and the present value of estimated future net revenue, for each of the years ended December 31, 1998, 1997 and 1996 (in thousands except amounts per Unit):

                                                      1998                     1997                     1996
                                              ---------------------    ---------------------    ---------------------
                                              ESTIMATED                ESTIMATED                ESTIMATED
                                               FUTURE      PRESENT      FUTURE      PRESENT      FUTURE      PRESENT
                                                 NET        VALUE         NET        VALUE         NET        VALUE
                                               REVENUE      AT 10%      REVENUE      AT 10%      REVENUE      AT 10%
                                              ---------    --------    ---------    --------    ---------    --------
Total Proved
  Waddell Ranch properties..................   $50,322     $ 25,043    $126,924     $ 63,179    $294,653     $150,170
  Texas Royalty properties..................    43,290       22,031      85,254       40,956     111,181       52,457
                                               -------     --------    --------     --------    --------     --------
        Total...............................   $93,612     $ 47,074    $212,178     $104,135    $405,834     $202,627
                                               =======     ========    ========     ========    ========     ========
Total Proved Per Unit.......................   $  2.01     $   1.01    $   4.55     $   2.23    $   8.71     $   4.35
                                               =======     ========    ========     ========    ========     ========
Proved Developed
  Waddell Ranch properties..................   $35,607     $ 22,032    $ 94,493     $ 55,150    $226,174     $124,395
  Texas Royalty properties..................    43,290       22,031      85,254       40,956     111,181       52,457
                                               -------     --------    --------     --------    --------     --------
        Total...............................   $78,896     $ 44,063    $179,747     $ 96,106    $337,355     $176,852
                                               =======     ========    ========     ========    ========     ========

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

REGULATION

     Many aspects of the production, pricing and marketing of crude oil and natural gas are regulated by federal and state agencies. Legislation affecting the oil and gas industry is under constant review for amendment or expansion, frequently increasing the regulatory burden on affected members of the industry.

     Exploration and production operations are subject to various types of regulation at the federal, state and local levels. Such regulation includes requiring permits for the drilling of wells, maintaining bonding requirements in order to drill or operate wells, and regulating the location of wells, the method of drilling and casing wells, the surface use and restoration of properties upon which wells are drilled and the plugging and abandonment of wells. Natural gas and oil operations are also subject to various conservation laws and regulations that regulate the size of drilling and spacing units or proration units and the density of wells which may be drilled and unitization or pooling of oil and gas properties. In addition, state conservation laws establish maximum allowable production from natural gas and oil wells, generally prohibit the venting or flaring of natural gas and impose certain requirements regarding the ratability of production. The effect of these regulations is to limit the amounts of natural gas and oil that can be produced and to limit the number of wells or the locations which can be drilled.

  Federal Natural Gas Regulation

     The Federal Energy Regulatory Commission (the "FERC") is primarily responsible for federal regulation of natural gas. The interstate transportation and sale for resale of natural gas is subject to federal governmental regulation, including regulation of transportation and storage tariffs and various other matters, by FERC. The Natural Gas Wellhead Decontrol Act of 1989 ("Decontrol Act") terminated federal price controls on wellhead sales of domestic natural gas on January 1, 1993. Consequently, sales of natural gas may be made at market prices, subject to applicable contract provisions. The FERC's jurisdiction over natural gas transportation and storage was unaffected by the Decontrol Act.

     Sales of natural gas are affected by the availability, terms and cost of transportation. The price and terms for access to pipeline transportation remain subject to extensive federal and state regulation. Several major regulatory changes have been implemented by Congress and the FERC from 1985 to the present that affect the economics of natural gas production, transportation, and sales. In addition, the FERC continues to promulgate revisions to various aspects of the rules and regulations affecting those segments of the natural gas industry, most notably interstate natural gas transmission companies, that remain subject to the FERC's jurisdiction. These initiatives may also affect the intrastate transportation of gas under certain circumstances. The stated purpose of many of these regulatory changes is to promote competition among the various sectors of the natural gas industry and these initiatives generally reflect more light-handed regulation of the natural gas industry. The ultimate impact of the rules and regulations issued by the FERC since 1985 cannot be predicted. In addition, many aspects of these regulatory developments have not become final but are still pending judicial and FERC final decisions.

     Additional proposals and proceedings that might affect the natural gas industry are considered from time to time by Congress, the FERC, state regulatory bodies and the courts. The Trust cannot predict when or if any such proposals might become effective, or their effect, if any, on the Trust. The natural gas industry historically has been very heavily regulated; therefore, there is no assurance that the less stringent regulatory approach recently pursued by the FERC and Congress will continue.

     Sales of crude oil, condensate and gas liquids are not currently regulated and are made at market prices. Effective as of January 1, 1995, the FERC implemented regulations establishing an indexing system for transportation rates for oil that could increase the cost of transporting oil to the purchaser. The Trust is not able to predict what effect, if any, these regulations will have on it, but other factors being equal, the regulations may tend to increase transportation costs or reduce wellhead prices for crude oil.

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

ITEM 3. LEGAL PROCEEDINGS

     In the third quarter of 1996, the Trustee was notified of the settlement of a class action lawsuit pending in the 270th District Court of Harris County, Texas (the "Court") Cause No. 92-026182 styled Caroline Altheide and Langdon Harrison vs. Meridian Oil Inc., Meridian Oil Holding Inc., Meridian Oil Trading Inc., Meridian Oil Production Inc., Southland Royalty Company, El Paso Production Company, Meridian Oil Hydrocarbons Inc., Meridian Oil Gathering Inc., Meridian Oil Services Inc. and Edward Parker filed in June 1992 ("Class Action"). The defendants in this lawsuit are collectively referred to herein as "Meridian."

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

     The settlement reached by the parties in the Class Action provided for the payment of up to $42 million together with interest thereon beginning on July 17, 1996 until the date the settlement checks were initially mailed to the Class Members participating in the settlement. Such settlement amount was subject to reduction for certain adjustments such as (i) fees, costs and expenses awarded by the Court to the Class Counsel (Susman Godfrey L.L.P. and Dick Watt), (ii) extra compensation awarded by the Court to the named Plaintiffs (Caroline D. Altheide and Langdon D. Harrison), and (iii) the expense incurred in giving notice and administering the proposed settlement ("Net Settlement Fund"). Concurrently with Meridian's payment of the Net Settlement Fund to Class Members who did not timely and validly elect to be excluded from the Class ("Settlement Class Members"), Meridian was obligated under the settlement to advise its then current recipients of royalty payments that Meridian intended (i) to commence calculating royalty payments based upon the net prices received by Meridian from non-affiliated third parties for natural gas and the liquids extracted therefrom, and (ii) in calculating royalty payments on gas produced from coal seam gas wells using the Val Verde Gathering System, to commence using a deduction for gathering and treating the gas produced from such wells that does not exceed 75% of the fee charged by Meridian Oil Gathering Inc. for similar services to the five largest (by volume) non-affiliated third-party shippers. Meridian is not obligated to calculate royalty payments in such method in the future but, if it changes such method of calculation, it is obligated to provide notice of such change in method of calculation to the then-current recipients of royalty payments.

     Of the Net Settlement Fund, (i) 48% thereof was to be distributed among Class Members whose interests bear on "conventional" gas-producing properties (specifically, gas not gathered on the Val Verde Gathering System) that are located in Meridian's Farmington operating division (which is roughly coextensive with the San Juan Basin of New Mexico and Colorado), (ii) 42% thereof was to be distributed among the Class Members whose interests bear on the coal seam gas producing properties located in Meridian's Farmington operating division (specifically, gas gathered on the Val Verde Gathering System), and (iii) 10% thereof was to be distributed among those Class Members whose interests bear on gas-producing properties located in areas other than Meridian's Farmington operating division. The Trust fell into the last of these three classifications.

     Upon final judicial approval of the settlement, the settlement provided that a judgment be entered in the Class Action dismissing the Class Action with prejudice to its refiling. As a result of the settlement, Settlement Class Members release and discharge the Released Parties, and each of them, from and with respect to the Class Claims and such Class Members will not be able to pursue the Class Claims against the Released Parties. "Released Parties" as used herein means, severally and collectively, the Defendants and Meridian Oil Inc. and all Affiliates of Burlington Resources Inc. since December 1, 1986, collectively, and all past and present agents, employees, officers, directors, shareholders, representatives, attorneys, predecessors, successors, assigns and affiliates of each of the Defendants and of Meridian Oil Inc. and all Affiliates of Burlington Resources Inc. since December 1, 1986, collectively. "Released Parties" also includes all other persons or entities who are liable or become liable for the conduct of any person or entity that is identified in the preceding sentence. "Affiliates" as used herein means Burlington Resources Inc.'s direct and indirect subsidiaries.

     It was determined by the Trustee that the Trust was part of the Class that was certified by the Court in the Class Action and that it was in the best interest of the Trust to elect to remain as part of the Class and share in the Net Settlement Fund. The Trustee believes that the Class Claims, if true, had little, if any, detrimental effect on the Trust and the Trust is being adequately compensated as a result of this settlement.

     A judgment was signed by the Court approving the settlement. However, a Notice of Appeal was filed by San Juan 1990-A, L.P., K&W Gas Partners, L.P., MAP 1992-A Partners, L.P. and The Board of Trustees of Leland Stanford Junior University, Non-Profit Corporation (Stanford University) ("Objectors") on February 7, 1997.

     One of the conditions set forth in the settlement agreement relating to the Class Action relating to the distribution of the settlement proceeds was that there would be no distribution of settlement proceeds unless and until such judgment was no longer subject to further appeal and, if there was an appeal, not unless and until such judgment was affirmed or such appeal was dismissed and the time for any further proceedings in the appellate court of last resort had expired. The Trustee was advised that such appeal has been dismissed and it is the understanding of the Trustee that the conditions and restrictions that prevented payment of the settlement proceeds no longer existed. In the fourth quarter of 1998, the Trust received its portion of the settlement proceeds totalling $766,050.89. Such settlement proceeds that were received by the Trust were distributed with the regular monthly Trust distribution on November 16, 1998 to Trust's Unit holders of record on October 31, 1998.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of Unit holders, through the solicitation of proxies or otherwise, during the fourth quarter ended December 31, 1998.

                                    PART II

ITEM 5. MARKET FOR UNITS OF THE TRUST AND RELATED SECURITY HOLDER MATTERS

     The information under "Units of Beneficial Interest" at page 1 of the Trust's Annual Report to security holders for the year ended December 31, 1998, is herein incorporated by reference.

ITEM 6. SELECTED FINANCIAL DATA

                                                                    FOR THE YEAR ENDED DECEMBER 31,
                                                -----------------------------------------------------------------------
                                                   1998           1997           1996           1995           1994
                                                -----------    -----------    -----------    -----------    -----------
Royalty income................................  $10,777,901    $22,598,873    $19,930,354    $12,014,623    $16,646,903
Distributable income..........................   10,414,382     22,190,115     19,488,574     11,632,463     16,174,570
Distributable income per Unit.................     0.223443       0.476092       0.418131       0.249574       0.347027
Distributions per Unit........................     0.223443       0.476092       0.418131       0.249574       0.347027
Total assets, December 31.....................    3,861,776      5,220,786      5,913,931      5,252,922      6,002,283

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     The "Trustee's Discussion and Analysis for the Three Year Period Ended December 31, 1998" and "Results of the 4th Quarters of 1998 and 1997" at pages 5 through 7 of the Trust's Annual Report to security holders for the year ended December 31, 1998 is herein incorporated by reference.

  Year 2000 Issue

     Many existing computer programs use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by the Year 2000. The Year 2000 issue affects virtually all companies and organizations. If a company or organization does not successfully address its Year 2000 issues, it may face material adverse consequences.

     As the Trust does not directly maintain any systems, the Trust will not incur any direct costs related to the Year 2000 issue.

     The Trustee has identified those vendors it believes could have an impact on its day-to-day operations if their operations were interrupted as a result of Year 2000 problems. The Trust has made formal inquiries to these vendors requesting information on their state of readiness for the Year 2000. Through responses received and other literature reviewed by the Trustee with respect to its vendors, the Trustee believes that all significant vendors are currently addressing the Year 2000 issue and plan to be compliant prior to the Year 2000.

     The Trustee has no reason to believe that its vendors will not be Year 2000 compliant. In the event the Trustee learns that a vendor's system will not be Year 2000 compliant, the Trustee will assess the potential risk and develop contingency plans at that time.

     The Trust is a passive entity with no business operations and the information technology systems ("IT") employed by the Trustee in connection with its duties on behalf of the Trust are less extensive than the systems employed by many business entities. The Trust has no formal IT budget and the Trustee does not anticipate making any expenditures relating to the Trustee's IT systems used in connection with the Trust during 1999.

     Because the royalty interests held by the Trust are fixed, the Trustee is dependent upon the third parties that hold operating interests with respect thereto for the receipt of royalty income. Thus, if any such third party failed to deliver royalty income, the Trustee would have no alternative source for such income. The Trustee believes that the worst case scenario would be the failure by one or more of the third parties who pay royalties to the Trust or who make distributions to Unit holders for the Trust to identify and remediate Year 2000 problems on a timely basis, which could cause the Trustee to be unable to make required distributions to Unit holders. With respect to a failure by a third party to deliver royalty income or make distributions to Unit holders on a timely basis, the Trustee believes that it would have no control over the efforts of such third party to correct the problems, and significant delays in the receipt of royalty income and distributions to Unit holders could result.

     There can be no guarantee that the Trustee will be able to identify all potential Year 2000 problems or fully remediate all Year 2000 problems identified on a timely basis. There can be no assurance that the systems of the Trustee or third party vendors on which the Trust relies will be timely remediated. The failure by the Trustee or any such third party to fully remediate its Year 2000 problems on a timely basis could have a material adverse affect on the Trustee's ability to receive revenue, account for and make timely distribution of the Trust's distributable income.

     Certain of the statements made above regarding the Trustee's Year 2000 program are forward-looking statements, and there can be no assurance that the Trustee will be able to achieve Year 2000 compliance in the manner and by the dates indicated above.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Financial Statements of the Trust and the notes thereto at page 8 et seq. of the Trust's Annual Report to security holders for the year ended December 31, 1998, are herein incorporated by reference.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no changes in accountants and no disagreements with accountants on any matter of accounting principles or practices or financial statement disclosures during the twenty-four months ended December 31, 1998.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The Trust has no directors or executive officers. The Trustee is a corporate trustee which may be removed, with or without cause, at a meeting of the Unit holders, by the affirmative vote of the holders of a majority of all the Units then outstanding.

ITEM 11. EXECUTIVE COMPENSATION

     During the years ended December 31, 1998, 1997 and 1996, the Trustee received total remuneration as follows:

                 NAME OF INDIVIDUAL                    CAPACITIES
                    OR NUMBER OF                        IN WHICH         CASH
                  PERSONS IN GROUP                       SERVED      COMPENSATION    YEAR
                 ------------------                    ----------    ------------    ----
NationsBank, N.A.....................................   Trustee       $65,338(1)     1996
                                                                      $44,735(1)     1997
                                                                      $54,761(1)     1998

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     (a) Security Ownership of Certain Beneficial Owners. The following table sets forth as of December 31, 1998, information with respect to each person known to own beneficially more than 5% of the outstanding Units of the Trust:

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

     (b) Security Ownership of Management. The Trustee owns beneficially no securities of the Trust. In various fiduciary capacities, NationsBank, N.A. owned as of March 2, 1999, an aggregate of 352,089 Units with no right to vote 145,196 of these Units, shared right to vote 4,000 of these Units and sole right to vote 202,893 of these Units. Such Bank disclaims any beneficial interests in these Units. The number of Units reflected in this paragraph includes Units held by all branches of NationsBank, N.A.

     (c) Change In Control. The Trustee knows of no arrangements which may subsequently result in a change in control of the Trust.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Trust has no directors or executive officers. See Item 11 for the remuneration received by the Trustee during the years ended December 31, 1998, 1997 and 1996 and Item 12(b) for information concerning Units owned by NationsBank, N.A. in various fiduciary capacities.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     The following documents are filed as a part of this Report:

FINANCIAL STATEMENTS

     Included in Part II of this Report by reference to the Annual Report of the Trust for the year ended December 31, 1998:

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

        (13)             -- Registrant's Annual Report to security holders for fiscal year ended December 31, 1998.**

        (23)             -- Consent of Cawley, Gillespie & Associates, Inc.,
                            reservoir engineer.**

        (27)             -- Financial Data Schedule.**

---------------

 * A copy of this Exhibit is available to any Unit holder, at the actual cost of reproduction, upon written request to the Trustee, NationsBank, N.A., P.O. Box 1317, Fort Worth, Texas 76101.

** Filed herewith.

REPORTS ON FORM 8-K

     During the last quarter of the Trust's fiscal year ended December 31, 1998, there was one report on Form 8-K filed by the Trust. In such Form 8-K, the Trustee reported receipt of the settlement proceeds from the Class Action lawsuit discussed in Item 3 hereof totalling $766,050.89 and that such proceeds would be distributed as part of the regular monthly distribution on November 16, 1998 to Unit holders of record on October 31, 1998.

                                   SIGNATURE

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                            NATIONSBANK, N.A.
                                              TRUSTEE OF THE PERMIAN BASIN
                                              ROYALTY TRUST

                                            By      /s/ ERIC F. HYDEN
                                             -----------------------------------
                                                       (Eric F. Hyden)
                                                       Vice President

Date: March 30, 1999

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

          (13)             -- Registrant's Annual Report to security holders for fiscal year ended December 31, 1998.**

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