Form 10-Q
period 1999-03-31
PERMIAN BASIN ROYALTY TRUST
filed 1999-05-13
CIK 319654

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            Form 10-Q

        Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


        For the Quarterly Period Ended March 31, 1999


                  Commission File No. 1-8033


                  PERMIAN BASIN ROYALTY TRUST


  Texas                                  I.R.S. No. 75-6280532


          NationsBank, N.A., d/b/a Bank of America, N.A.,
                       Trust Department
                        P.O. Box 1317
                   Fort Worth, Texas 76101

                Telephone Number 817/390-6905



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No


Number of units of beneficial interest outstanding at May 13, 1999:
46,608,796

                   PERMIAN BASIN ROYALTY TRUST

                  PART I - FINANCIAL STATEMENTS

Item 1.   Financial Statements.

The condensed financial statements included herein have been prepared by NationsBank, N.A. d/b/a Bank of America, N.A. as Trustee for the Permian Basin Royalty Trust, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Trust's latest annual report on Form 10-K. In the opinion of the Trustee, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the assets, liabilities and trust corpus of the Permian Basin Royalty Trust at March 31, 1999, and the distributable income and changes in trust corpus for the three-month periods ended March 31, 1999 and 1998 have been included. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

Deloitte & Touche LLP, independent certified public accountants, has made a review of the condensed financial statements as of March 31, 1999, and for the three-month periods ended March 31, 1999 and 1998 included herein.

INDEPENDENT ACCOUNTANTS' REPORT

NationsBank, N.A. d/b/a Bank of America, N.A. as Trustee for the Permian Basin Royalty Trust:

We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of the Permian Basin Royalty Trust as of March 31, 1999, and the related condensed statements of distributable income and changes in trust corpus for the three-month periods ended March 31, 1999 and 1998. These financial statements are the responsibility of the Trustee.

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

We have previously audited, in accordance with generally accepted auditing standards, the statement of assets, liabilities and trust corpus of the Permian Basin Royalty Trust as of December 31, 1998, and the related statements of distributable income and changes in trust corpus for the year then ended (not presented herein); and in our report dated March 8, 1999, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed statement of assets, liabilities and trust corpus as of December 31, 1998, is fairly stated in all material respects in relation to the statement of assets, liabilities and trust corpus from which it has been derived.


/s/ Deloitte & Touche LLP

DELOITTE & TOUCHE LLP

April 26, 1999


PERMIAN BASIN ROYALTY TRUST

CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS
------------------------------------------------------------------------------
                                                    March 31,     December 31,
ASSETS                                                1999           1998
                                                   (Unaudited)

Cash and short-term investments                   $  1,048,564    $  525,193
Net overriding royalty interests in producing
  oil and gas properties (net of accumulated
  amortization of $7,693,615 and $7,638,633
  at March 31, 1999 and December 31, 1998,
  respectively)                                      3,281,601      3,336,583
                                                     ---------      ---------
                                                   $ 4,330,165    $ 3,861,776
                                                     =========      =========
LIABILITIES AND TRUST CORPUS

Distribution payable to Unit holders               $ 1,048,564    $   525,193
Trust corpus - 46,608,796 Units of beneficial
  interest authorized and outstanding                3,281,601      3,336,583
                                                     ---------      ---------
                                                   $ 4,330,165    $ 3,861,776
                                                     =========      =========


CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)
------------------------------------------------------------------------------

                                                      Three Months Ended
                                                           March 31,
                                                 -----------------------------
                                                       1999           1998

Royalty income                                    $ 1,775,960      $ 5,252,967
Interest income                                         2,013           10,868
                                                    ---------        ---------
                                                    1,777,973        5,263,835

General and administrative expenditures               143,663          124,429
                                                    ---------        ---------
Distributable income                              $ 1,634,310      $ 5,139,406
                                                   ==========       ==========
Distributable income per Unit (46,608,796 Units)  $   .035064      $   .110267
                                                    =========        =========

The accompanying notes to condensed financial statements are an integral part of these statements.


PERMIAN BASIN ROYALTY TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)
-------------------------------------------------------------------------------

                                                     Three Months Ended
                                                          March 31,
                                                 ------------------------------
                                                       1999             1998

Trust corpus, beginning of period                  $ 3,336,583      $ 3,496,594
Amortization of net overriding royalty interests       (54,982)         (52,364)
Distributable income                                 1,634,310        5,139,406
Distributions declared                              (1,634,310)      (5,139,406)
                                                    ----------       ----------

Trust corpus, end of period                        $ 3,281,601      $ 3,444,230
                                                    ==========       ==========

The accompanying notes to condensed financial statements are an integral part of this statement.

                                 -5-


PERMIAN BASIN ROYALTY TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
----------------------------------------------------------------------

1.   BASIS OF ACCOUNTING

The Permian Basin Royalty Trust ("Trust") was established as of November 1, 1980. The net overriding royalties conveyed to the Trust include: (1) a 75% net overriding royalty carved out of Southland Royalty Company's fee mineral interests in the Waddell Ranch in Crane County, Texas (the "Waddell Ranch properties"); and (2) a 95% net overriding royalty carved out of Southland Royalty Company's major producing royalty interests in Texas (the "Texas Royalty properties"). The net overriding royalty for the Texas Royalty properties is subject to the provisions of the lease agreements under which such royalties were created. The financial statements of the Trust are prepared on the following basis:

  - Royalty income recorded for a month is the amount computed and paid to NationsBank, N.A. d/b/a Bank of America, N.A.
     ("Trustee") as Trustee for the Trust by the interest owners:
     Burlington Resources Oil & Gas Company ("BROG") for the Waddell Ranch properties and Riverhill Energy Corporation ("Riverhill Energy"), formerly a wholly owned subsidiary of Riverhill Capital Corporation ("Riverhill Capital") and formerly an affiliate of Coastal Management Corporation ("CMC") for the Texas Royalty properties. CMC currently conducts all field, technical and accounting operations on behalf of BROG with regard to the Waddell Ranch properties. CMC also conducts the accounting operations for the Texas Royalty properties on behalf of Riverhill Energy. Royalty income consists of the amounts received by the owners of the interest burdened by the net overriding royalty interests ("Royalties") from the sale of production less accrued production costs, development and drilling costs, applicable taxes, operating charges, and other costs and deductions multiplied by 75% in the case of the Waddell Ranch properties and 95% in the case of the Texas Royalty properties.

     As was previously reported, in February 1997, BROG sold its interest in the Texas Royalty properties to Riverhill Energy.
     The Trustee has been advised that in the first quarter of 1998 Schlumberger Technology Corporation ("Schlumberger") acquired all of the shares of stock of Riverhill Capital. Prior to such acquisition by Schlumberger, CMC and Riverhill Energy were wholly owned subsidiaries of Riverhill Capital. The Trustee has further been advised that in connection with Schlumberger's acquisition of Riverhill Capital, the shareholders of Riverhill Capital acquired ownership of all of the shares of stock of Riverhill Energy. Thus, the ownership in the Texas Royalty properties referenced above remained in Riverhill Energy, the stock ownership of which was acquired by the former shareholders of Riverhill Capital.

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

3.   EXCESS COSTS

In the calculation of royalty income for the months of June through December 1998, costs exceeded revenues for the Waddell Ranch properties by $1,218,732. Such excess costs were recovered from the net proceeds of the underlying Waddell Ranch properties during the first quarter of 1999 and these properties are again contributing to the Trust royalty income.

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

The Trustee has identified those vendors it believes could have an impact on its day-to-day operations if their operations were interrupted as a result of Year 2000 problems. The Trustee has made formal inquiries to these vendors requesting information on their state of readiness for the Year 2000. Through responses received and other literature reviewed by the Trustee with respect to its vendors, the Trustee believes that all significant vendors are currently addressing the Year 2000 issue and plan to be compliant prior to the Year 2000.

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

Certain of the statements made above regarding the Trustee's Year 2000 program are forward looking statements, and there can be no assurance that the Trustee will be able to achieve Year 2000 compliance in the manner and by the dates indicated above.


THREE MONTHS ENDED MARCH 31, 1999 AND 1998

For the quarter ended March 31, 1999 royalty income received by the Trust amounted to $1,775,960, compared to royalty income of $5,252,967 during the first quarter of 1998. The decrease in royalty income is primarily due to a decrease in oil and gas prices in the first quarter of 1999, compared to the first quarter of 1998. The decrease in royalty income was also caused by the recovery of excess costs in the amount of $1,218,732 during the first quarter of 1999 (See Note 3 for more information on these excess costs). Included in the distributable income for March 1998 was approximately $1.1 million which represented the Trust's portion of an approximate $1.5 million severance tax refund received from the State of Texas by BROG, operator of record of the Waddell Ranch properties in Crane County, Texas. Interest income for the quarter ended March 31, 1999, was $2,013, compared to $10,868 during the first quarter of 1998. The decrease in interest income is attributable primarily to a decrease in funds available for investment. General and administrative expenses during the first quarter of 1999 amounted to $143,663, compared to $124,429 during the first quarter of 1998. The increase in general and administrative expenses can be attributed primarily to timing differences in the receipt and payment of these expenses.

These transactions resulted in distributable income for the quarter ended March 31, 1999, of $1,634,310 or $.035064 per Unit of beneficial interest. Distributions of $.006383, $.006184 and $.022497 per Unit were made to Unit holders of record as of January 29, February 26 and March 31, 1999, respectively. For the first quarter of 1998, distributable income was $5,139,406 or $.110267 per Unit.

Royalty income for the Trust for the first quarter of the calendar year is associated with actual oil and gas production for the period November 1998 through January 1999 from the properties from which the Royalties were carved. Oil and gas sales attributable to the Royalties and the properties from which the Royalties were carved are as follows:


                                                         First Quarter
                                                   ------------------------
                                                       1999           1998
ROYALTIES:
Oil sales (Bbls)                                      123,698        169,890
Gas sales (Mcf)                                       435,162        763,178

PROPERTIES FROM WHICH THE ROYALTIES WERE CARVED:
Oil:
   Total oil sales (Bbls)                             454,626        435,477
   Average per day (Bbls)                               4,942          4,733
   Average price per Bbl                                $9.73         $16.07

Gas:
   Total gas sales (Mcf)                            1,827,302      1,782,588
   Average per day (Mcf)                               19,862         19,376
   Average price perMcf                                 $1.81          $2.49



The posted price of oil decreased for the first quarter of 1999, compared to the first quarter of 1998, resulting in an average price per barrel of $9.73 compared to $16.07 in the first quarter of 1998. The Trust has been advised by BROG that for the period August 1, 1993, through June 30, 1999, the oil from the Waddell Ranch is being sold under a competitive bid to a third party. The decrease in the average price of gas from $2.49 in the first quarter of 1998 to $1.81 in the first quarter of 1999 is primarily the result of a decrease in the spot prices of natural gas.

Since the oil and gas sales attributable to the Royalties are based on an allocation formula that is dependent on such factors as price and costs (including capital expenditures), the production amounts in the Royalties Section of the above table do not provide a meaningful comparison. The oil sales from the properties from which the Royalties are carved were relatively unchanged for the first quarter of 1999 compared to the first quarter of 1998. The gas sales from the properties from which the Royalties were carved increased slightly in the first quarter of 1999 compared to the first quarter of 1998.

Capital expenditures for drilling, remedial and maintenance activities on the Waddell Ranch properties during the first quarter of 1999 totaled approximately $460,000 as compared to approximately $3.0 million for the first quarter of 1998. BROG has informed the Trust that the 1999 capital expenditures budget is $6.1 million. The total amount of capital expenditures for 1998 was approximately $15.9 million.

The Trust has been advised that there were 6 gross (2.63 net) wells completed during the three months ended March 31, 1999 and no wells were in progress at March 31, 1999. For the three months ended March 31, 1998, 16 gross (6.62 net) wells were completed and there were 30 gross (14.37 net) wells in progress.

Lease operating expense and property taxes totaled $3.1 million in the first quarter of 1999 and $2.9 million in the first quarter of 1998.

CALCULATION OF ROYALTY INCOME

The Trust's royalty income is computed as a percentage of the net profit from the operation of the properties in which the Trust owns net overriding royalty interests. These percentages of net profits are 75% and 95% in the case of the Waddell Ranch properties and the Texas Royalty properties, respectively. Royalty income received by the Trust for the three months ended March 31, 1999 and 1998, respectively, were computed as shown in the table below:

                                                  Three Months Ended March 31,
                                 ----------------------------------------------------------------
                                              1999                               1998
                                 ------------------------------    ------------------------------
                                    Waddell           Texas             Waddell          Texas
                                     Ranch           Royalty             Ranch          Royalty
                                   Properties       Properties         Properties      Properties


Gross proceeds of sales from
  properties from which the net
  overriding royalties were carved:

  Oil proceeds                     $ 3,501,709      $  922,501         $ 5,391,392     $ 1,607,393
  Gas proceeds                       2,968,380         342,195           3,918,121         519,198
                                    ----------       ---------           ---------       ---------
       Total                         6,470,089       1,264,696           9,309,513       2,126,591
                                    ----------       ---------           ---------       ---------
Less:
  Severance tax:
    Oil                                143,676          34,099             219,768          57,454
    Gas                                221,447          20,485          (1,204,110)         25,648
  Lease operating expense and
    property tax:
    Oil and gas                      2,916,540         195,000           2,664,211         205,064
  Capital expenditures                 459,899                           2,954,359
Other                                   21,412
                                     ---------       ---------           ---------       ---------
       Total                         3,762,974         249,584           4,634,228         288,166
                                     ---------       ---------           ---------       ---------

Net profits                          2,707,115       1,015,112           4,675,285       1,838,425

Net overriding royalty interests           75%             95%                 75%             95%
                                     ---------       ---------            --------       ---------
                                     2,030,336         964,356           3,506,464       1,746,503
Less: recovery of excess cost
   over revenues (a)                 1,218,732
                                     ---------       ---------           ---------       ---------

Royalty income                      $  811,604      $  964,356         $ 3,506,464     $ 1,746,503
                                    ==========      ==========          ==========      ==========

(a) In the calculation of royalty income for the months of June through December 1998, costs exceeded revenues for the Waddell Ranch properties underlying the Waddell Ranch Conveyance by $1,218,732. Such excess costs were recovered from the net proceeds of the underlying Waddell Ranch properties during the first quarter of 1999 and these properties are again contributing to the Trust royalty income.


ITEM 3.   QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

                      PART II - OTHER INFORMATION

Items 1 through 5.

Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

            (4)(a)  Permian Basin Royalty Trust Indenture dated
                    November 3, 1980, between Southland Royalty Company (now Burlington Resources Oil & Gas Company) and The First National Bank of Fort Worth (now NationsBank, N.A. d/b/a Bank of America, N.A.), as Trustee, heretofore filed as Exhibit (4)(a) to the Trust's Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980 is incorporated herein by reference.*

            (4)(b) Net Overriding Royalty Conveyance (Permian Basin Royalty Trust) from Southland Royalty Company (now Burlington Resources Oil & Gas Company) to The First National Bank of Fort Worth (now NationsBank, N.A. d/b/a Bank of America, N.A.), as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit (4)(b) to the Trust's Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980 is incorporated herein by reference.*

            (4)(c) Net Overriding Royalty Conveyance (Permian Basin Royalty Trust - Waddell Ranch) from Southland Royalty Company (now Burlington Resources Oil & Gas Company) to The First National Bank of Fort Worth (now NationsBank, N.A. d/b/a Bank of America, N.A.), as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit (4)(c) to the Trust's Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980 is incorporated herein by reference.*

              (27)  Financial Data Schedule**

* A copy of this Exhibit is available to any Unit holder, at the actual cost of reproduction, upon written request to the Trustee, NationsBank, N.A., d/b/a Bank of America, N.A.,P.O. Box 1317, Ft.
Worth, Texas, 76101.

** Filed herewith.

       (b) Reports on Form 8-K

        During the quarter ended March 31, 1999, no reports on Form 8-K were filed by the Trust.

                             SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      NATIONSBANK, N.A.
                                      d/b/a BANK OF AMERICA, N.A.,
                                       TRUSTEE FOR THE
                                       PERMIAN BASIN ROYALTY TRUST




                                      By: /s/ ERIC F. HYDEN
                                      ------------------------------------
                                           Eric F. Hyden
                                           Vice President


Date:  May 13, 1999


        (The Trust has no directors or executive officers.)

                            INDEX TO EXHIBITS

                                                         Sequentially
 Exhibit                                                   Numbered
 Number                        Exhibit                        Page

 (4)(a)     Permian Basin Royalty Trust Indenture dated
            November 3, 1980, between Southland Royalty
            Company (now Burlington Resources Oil & Gas
            Company) and The First National Bank of Fort
            Worth (now NationsBank, N.A. d/b/a Bank of
            America, N.A.), as Trustee, heretofore filed as Exhibit (4)(a) to the Trust's Annual
            Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980 is incorporated herein by reference.*

     (b)    Net Overriding Royalty Conveyance (Permian
            Basin Royalty Trust) from Southland Royalty
            Company (now Burlington Resources Oil & Gas
            Company) to The First National Bank of Fort
            Worth (now NationsBank, N.A. d/b/a Bank of
            America, N.A.), as Trustee, dated November
            3, 1980 (without Schedules), heretofore
            filed as Exhibit (4)(b) to the Trust's
            Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980 is incorporated herein by reference.*

     (c)    Net Overriding Royalty Conveyance (Permian
            Basin Royalty Trust - Waddell Ranch) from
            Southland Royalty Company (now Burlington
            Resources Oil & Gas Company) to The First
            National Bank of Fort Worth (now
            NationsBank, N.A. d/b/a Bank of America,
            N.A.), as Trustee, dated November 3, 1980
            (without Schedules), heretofore filed as
            Exhibit (4)(c) to the Trust's Annual Report on Form 10-K to the Securities and Exchange
            Commission for the fiscal year ended
            December 31, 1980 is incorporated herein by reference. *

     (27)   Financial Data Schedule **


   * A copy of this Exhibit is available to any Unit holder, at the actual cost of reproduction, upon written request to the Trustee, NationsBank, N.A. d/b/a Bank of America, N.A., P. O. Box 1317, Fort Worth, Texas 76101.
** Filed herewith.