Form 10-Q
period 1999-06-30
PERMIAN BASIN ROYALTY TRUST
filed 1999-08-13
CIK 319654

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                             Form 10-Q



           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



            For the Quarterly Period Ended June 30, 1999


                    Commission File No. 1-8033



                   PERMIAN BASIN ROYALTY TRUST


   Texas                                       I.R.S. No. 75-6280532


              Bank of America, N.A., Trust Department
                        P. O. Box 1317
                  Fort Worth, Texas 76101

               Telephone Number 817/390-6905



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X
No __

Number of Units of beneficial interest of the Trust outstanding at
August 13, 1999:   46,608,796

                             Page 1 of 17


                     PERMIAN BASIN ROYALTY TRUST

                    PART I - FINANCIAL STATEMENTS

ITEM 1.  FINANCIAL STATEMENTS

The condensed financial statements included herein have been prepared by Bank of America, N.A. as Trustee for the Permian Basin Royalty Trust, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Trust's latest annual report on Form 10-K. In the opinion of the Trustee, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the assets, liabilities and trust corpus of the Permian Basin Royalty Trust at June 30, 1999, and the distributable income and changes in trust corpus for the three-month and six-month periods ended June 30, 1999 and 1998 have been included. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

Deloitte & Touche LLP, independent certified public accountants, has made a limited review of the condensed financial statements as of June 30, 1999 and for the three-month and six-month periods ended
June 30, 1999 and 1998 included herein.

INDEPENDENT ACCOUNTANTS' REPORT

Bank of America, N.A. as Trustee
  for the Permian Basin Royalty Trust:

We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of the Permian Basin Royalty Trust as of June 30, 1999 and the related condensed statements of distributable income and changes in trust corpus for the three-month and six-month periods ended June 30, 1999 and 1998. These financial statements are the responsibility of the Trustee.

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

We have previously audited, in accordance with generally accepted auditing standards, the statement of assets, liabilities and trust corpus of the Permian Basin Royalty Trust as of December 31, 1998, and the related statements of distributable income and changes in trust corpus for the year then ended (not presented herein); and in our report dated March 8, 1999, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed statement of assets, liabilities and trust corpus as of December 31, 1998 is fairly stated, in all material respects, in relation to the statement of assets, liabilities and trust corpus from which it has been derived.

DELOITTE & TOUCHE LLP

July 16, 1999


PERMIAN BASIN ROYALTY TRUST

CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS
-----------------------------------------------------------------------------
                                                   June 30,       December 31,
ASSETS                                               1999            1998
                                                  (Unaudited)

Cash and short-term investments                    $1,442,397     $  525,193
Net overriding royalty interests in producing
  oil and gas properties (net of accumulated
  amortization of $7,891,611 and $7,837,301
  at June 30, 1999 and December 31, 1998,
  respectively)                                     3,137,915      3,336,583
                                                    ---------      ---------
                                                   $4,580,312     $3,861,776
                                                    =========      =========
LIABILITIES AND TRUST CORPUS

Distribution payable to Unit holders               $1,442,397     $  525,193
Commitments and contingencies
Trust corpus - 46,608,796 Units of beneficial
  interest authorized and outstanding               3,137,915      3,336,583
                                                    ---------      ---------
                                                   $4,580,312     $3,861,776
                                                    =========      =========



CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)
-----------------------------------------------------------------------------

                                      Three Months Ended                 Six Months Ended
                                            June 30,                         June 30,
                                -----------------------------     ----------------------------
                                    1999              1998             1999          1998

Royalty income                   $3,957,301      $1,599,573       $5,733,261     $6,852,540
Interest income                       4,988           7,045            7,001         17,913
                                  ---------       ---------        ---------      ---------
                                  3,962,289       1,606,618        5,740,262      6,870,453

General and administrative
  expenditures                      116,677         148,573          260,340        273,002
                                  ---------       ---------        ---------      ---------
Distributable income             $3,845,612      $1,458,045       $5,479,922     $6,597,451
                                  =========       =========        =========      =========
Distributable income per Unit
  (46,608,796 Units)             $  .082509      $  .031283       $  .117573     $  .141550
                                  =========       =========        =========      =========

The accompanying notes to condensed financial statements are an integral part of these statements.


PERMIAN BASIN ROYALTY TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)
----------------------------------------------------------------------------

                                         Three Months Ended                Six Months Ended
                                              June 30,                         June 30,
                                    ----------------------------      ---------------------------
                                       1999              1998              1999           1998

Trust corpus, beginning of period   $3,281,601       $3,444,230        $3,336,583     $3,496,594
Amortization of net overriding
  royalty interests                   (143,686)         (32,859)         (198,668)       (85,223)
Distributable income                 3,845,612        1,458,045         5,479,922      6,597,451
Distributions declared              (3,845,612)      (1,458,045)       (5,479,922)    (6,597,451)
                                    ----------       ----------        -----------    ----------
Trust corpus, end of period         $3,137,915       $3,411,371        $3,137,915     $3,411,371
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

PERMIAN BASIN ROYALTY TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1.   BASIS OF ACCOUNTING

The Permian Basin Royalty Trust ("Trust") was established as of November 1, 1980. The net overriding royalties conveyed to the Trust include: (1) a 75% net overriding royalty carved out of Southland Royalty Company's fee mineral interests in the Waddell ranch in Crane County, Texas (the "Waddell Ranch properties"); and (2) a 95% net overriding royalty carved out of Southland Royalty Company's major producing royalty interests in Texas (the "Texas Royalty properties"). The net overriding royalty for the Texas Royalty properties is subject to the provisions of the lease agreements under which such royalties were created. The financial statements of the Trust are prepared on the following basis:

* Royalty income recorded for a month is the amount computed and paid to Bank of America, N.A. ("Trustee") as Trustee for the Trust by the interest owners: Burlington Resources Oil & Gas Company ("BROG") for the Waddell Ranch properties and Riverhill Energy Corporation ("Riverhill Energy"), formerly a wholly owned subsidiary of Riverhill Capital Corporation ("Riverhill Capital") and formerly an affiliate of Coastal Management Corporation ("CMC"), for the Texas Royalty properties. CMC currently conducts all field, technical and accounting operations on behalf of BROG with regard to the Waddell Ranch properties. CMC also conducts the accounting operations for the Texas Royalty properties on behalf of Riverhill Energy. Royalty income consists of the amounts received by the owners of the interest burdened by the net overriding royalty interests ("Royalties") from the sale of production less accrued production costs, development and drilling costs, applicable taxes, operating charges, and other costs and deductions multiplied by 75% in the case of the Waddell Ranch properties and 95% in the case of the Texas Royalty properties.

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

* Royalty income is computed separately for each of the conveyances under which the Royalties were conveyed to the Trust. If monthly costs exceed revenues for any conveyance ("excess costs"), such excess cannot reduce royalty income from other conveyances, but is carried forward with accrued interest to be recovered from future net proceeds of that conveyance (see Note 3).

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

3.   EXCESS COSTS

In the calculation of royalty income for the month of June 1998, costs exceeded revenues for the Waddell Ranch properties underlying the Waddell Ranch Net Overriding Royalty Conveyance by $396,012. Such excess costs were recovered from net proceeds of the underlying Waddell Ranch properties during the first quarter of 1999 and these properties are again contributing Trust royalty income.

4.   SUBSEQUENT EVENT

On July 5, 1999, NationsBank, N.A., Trustee of the Permian Basin Royalty Trust, legally changed its name to Bank of America, N.A. On July 23, 1999, Bank of America, N.A. (formerly known as NationsBank, N.A.) was merged with and into Bank of America NT&SA, with the resulting entity being called Bank of America, N.A. As a result, immediately following the close of business on July 23, 1999, the remaining legal entity was Bank of America, N.A. As a result of such merger, the Trustee of the Trust is Bank of America, N.A., successor by merger to NationsBank, N.A.

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


THREE MONTHS ENDED JUNE 30, 1999 AND 1998

For the quarter ended June 30, 1999, royalty income received by the Trust amounted to $3,957,301 compared to royalty income of $1,599,573 during the second quarter of 1998. The increase in royalty income is primarily due to lower capital expenditures. In the calculation of royalty income for the month of June 1998, costs exceeded revenues for the Waddell Ranch properties underlying the Waddell Ranch Net Overriding Royalty Conveyance by $396,012. Such excess costs were recovered from net proceeds of the underlying Waddell Ranch properties during the first quarter of 1999 and these properties are again contributing trust royalty income. Interest income for the quarter ended June 30, 1999, was $4,988, compared to $7,045 during the second quarter of 1998. The decrease in interest income is attributable primarily to a decrease in funds available for investment. General and administrative expenses during the second quarter of 1999 amounted to $116,677, compared to $148,573 during the second quarter of 1998. The decrease in general and administrative expenses can be attributed primarily to cost reduction efforts by the trustee and timing differences in the receipt and payment of these expenses.

These transactions resulted in distributable income for the quarter ended June 30, 1999, of $3,845,612 or $.082509 per Unit of beneficial interest. Distributions of $.023665, $.027897 and $.030947 per Unit were made to Unit holders of record as of April 30, May 30 and June 30, 1999, respectively. For the second quarter of 1998, distributable income was $1,458,045 or $.031283 per Unit of beneficial interest.

Royalty income for the Trust for the second quarter of the calendar year is associated with actual oil and gas production for the period February through April 1999 from the properties from which the Trust's net overriding royalty interests ("Royalties") were carved. Oil and gas sales attributable to the Royalties and the properties from which the Royalties were carved are as follows:


                                                          Second Quarter
                                                       ---------------------
                                                         1999         1998
ROYALTIES:
Oil sales (Bbls)                                       230,223        88,938
Gas sales (Mcf)                                        820,461       252,416

PROPERTIES FROM WHICH THE ROYALTIES WERE CARVED:
Oil:
  Total oil sales (Bbls)                               430,636       468,233
  Average per day (Bbls)                                 4,839         5,261
  Average price per Bbl                                 $11.88        $12.71
Gas:
  Total gas sales (Mcf)                              1,706,705     1,755,962
  Average per day (Mcf)                                 19,176        19,730
  Average price per Mcf                                  $1.70         $2.15


The posted price of oil decreased for the second quarter of 1999, compared to the second quarter of 1998, resulting in an average price per barrel of $11.88, compared to $12.71 in the second quarter of 1998. The Trust has been advised by BROG that for the period
August 1, 1993, through June 30, 1999, the oil from the Waddell Ranch properties was being sold under a competitive bid to a third party. The decrease in the average price of gas from $2.15 in the second quarter of 1998 to $1.70 in the second quarter of 1999 is primarily the result of a decrease in the spot prices of natural gas.

Since the oil and gas sales attributable to the Royalties are based on an allocation formula that is dependent on such factors as price and cost (including capital expenditures), the production amounts in the Royalties section of the above table do not provide a meaningful comparison. The oil and gas sales from the properties from which the Royalties are carved decreased slightly for the applicable period in 1999 compared to 1998.

Capital expenditures for drilling, remedial and maintenance activities on the Waddell Ranch properties during the second quarter of 1999 totaled $57,000 as compared to $4.5 million for the second quarter of 1998. Through the second quarter of 1999, capital expenditures of $517,000 have been expended. BROG has informed the Trust that the remaining 1999 capital expenditures budget has been revised to $1.89 million for the Waddell Ranch. The total amount of capital expenditures for 1998 was $15.9 million.

The Trust has been advised that there were no wells completed or in progress during the three months ended June 30, 1999 on the Waddell Ranch properties. For the three months ended June 30, 1998, there were 20 gross (7 net) wells completed and there were 21 gross (8.125 net) wells in progress.

Lease operating expense and property taxes totaled $2.6 million for the second quarter of 1999, compared to $3.8 million in the second quarter of 1998 on the Waddell Ranch properties. This decrease is primarily due to more efficient field operations on the Waddell Ranch properties.

SIX MONTHS ENDED JUNE 30, 1999 AND 1998

For the six months ended June 30, 1999, royalty income received by the Trust amounted to $5,733,261 compared to royalty income of $6,852,540 for the six months ended June 30, 1998. The decrease in royalty income is primarily due to a decrease in oil and gas prices in the first six months of 1999, compared to the first six months in 1998, as well as a decrease in allocated capital expenditures in the first six months of 1999. In the calculation of royalty income for the month of June 1998, costs exceeded revenues for the Waddell Ranch properties underlying the Waddell Ranch Net Overriding Royalty Conveyance by $396,012. Such excess costs were recovered from net proceeds of the underlying Waddell Ranch properties during the first quarter of 1999 and these properties are again contributing trust royalty income. Included in the distributable income for March 1998 was approximately $1.1 million which represented the Trust's portion of an approximate $1.5 million severance tax refund received from the State of Texas by BROG, operator of record of the Waddell Ranch properties in Crane County, Texas. Interest income for the six months ended June 30, 1999 was $7,001 compared to $17,913 during the six months ended June 30, 1998. The decrease in interest income is attributable primarily to a decrease in funds available for investment. General and administrative expenses for the six months ended June 30, 1999 were $260,340. During the six months ended June 30, 1998, general and administrative expenses were $273,002. The decrease in general and administrative expenses is primarily due to timing differences in the receipt and payment of these expenses.

These transactions resulted in distributable income for the six months ended June 30, 1999 of $5,479,922 or $.117573 per Unit. For the six months ended June 30, 1998, distributable income was $6,597,451 or $.141550 per Unit.

Royalty income for the Trust for the period ended June 30, 1999 is associated with actual oil and gas production for the period November 1998 through April 1999 from the properties from which the Royalties were carved. Oil and gas production attributable to the Royalties and the properties from which the Royalties were carved are as follows:


                                                        First Six Months
                                                     ------------------------
                                                        1999          1998
ROYALTIES:
Oil sales (Bbls)                                        353,921      258,828
Gas sales (Mcf)                                       1,255,623    1,015,594

PROPERTIES FROM WHICH THE ROYALTIES WERE CARVED:
Oil:
   Total oil sales (Bbls)                               885,262      903,710
   Average per day (Bbls)                                 4,891        4,993
   Average price per Bbl                                $ 10.78      $ 14.33
Gas:
   Total gas sales (Mcf)                              3,534,007    3,538,550
   Average per day (Mcf)                                 19,525       19,550
   Average price per Mcf                                 $ 1.76       $ 2.32

The average price of oil decreased during the six months ended
June 30, 1999, compared to the same period in 1998, $10.78 per barrel as compared to $14.33 per barrel. The decrease in the average price of oil is primarily due to decreases in the posted price for oil. The decrease in the average price of gas from $2.32 per Mcf for the six months ended June 30, 1998 to $1.76 per Mcf for the six months ended June 30, 1999 is primarily the result of a decrease in the spot prices of natural gas.

Since the oil and gas sales attributable to the Royalties are based on an allocation formula that is dependent on such factors as price and cost (including capital expenditures), the production amounts in the Royalties section of the above table do not provide a meaningful comparison. The oil and gas sales from the properties from which the Royalties are carved were relatively unchanged for the applicable period of 1999 compared to 1998.

The Trust has been advised that 6 gross (2.63 net) productive oil wells on the Waddell Ranch properties were drilled and completed during the six months ended June 30, 1999, and that 36 gross (13.62 net) productive oil wells on the Waddell Ranch properties were drilled and completed during the six months ended June 30, 1998. Capital expenditures for the Waddell Ranch properties for the six months ended June 30, 1999 totaled $517,000 compared to $7.5 million for the same period in 1998. BROG has previously advised the Trust that the remaining 1999 capital expenditures budget for the Waddell Ranch properties is $1.89 million.

Lease operating expense and property taxes totaled $5.7 million in 1999 compared to $6.6 million in 1998. The decrease in lease operating expense is primarily attributable to more efficient field operations on the Waddell Ranch properties.

CALCULATION OF ROYALTY INCOME

The Trust's royalty income is computed as a percentage of the net profit from the operation of the properties in which the Trust owns net overriding royalty interests. These percentages of net profits are 75% and 95% in the case of the Waddell Ranch properties and the Texas Royalty properties, respectively. Royalty income received by the Trust for the three months ended June 30, 1999 and 1998 respectively, were computed as shown in the table below:

                                                  Three Months Ended June 30,
                                  ---------------------------------------------------------
                                             1999                        1998
                                  ---------------------------  ----------------------------
                                     Waddell       Texas          Waddell         Texas
                                      Ranch       Royalty          Ranch         Royalty
                                    Properties   Properties      Properties     Properties

Gross proceeds of sales from
  properties from which the net
  overriding royalties were carved:

  Oil proceeds                      $3,966,511   $1,149,530    $ 4,602,226     $1,347,379
  Gas proceeds                       2,558,968      345,283      3,277,505        500,433
                                    ----------    ---------      ---------      ---------
       Total                         6,525,479    1,494,813      7,879,731      1,847,812
                                    ----------    ---------      ---------      ---------
Less:
  Severance tax:
    Oil                                161,681       37,416        191,734         50,070
    Gas                                190,947        8,708        (29,388)        25,837
  Lease operating expense and
    property tax:
    Oil and gas                      2,464,194       149,765     3,584,147        201,982
  Capital expenditures                  57,292                   4,517,059
  Other expense                                       16,000
                                     ---------       -------     ---------        -------
       Total                         2,874,114       211,889     8,263,552        277,889
                                     ---------       -------     ---------        -------

Net profits                          3,651,365     1,282,924      (383,821)     1,569,923

Net overriding royalty interests           75%           95%           75%            95%
                                     ---------     ---------      --------      ---------
                                     2,738,523     1,218,778      (287,866)     1,491,427

Less: excess cost over revenues(a)                                 396,012
                                     ---------     ---------     ---------      ---------
Royalty income                      $2,738,523    $1,218,778    $  108,146     $1,491,427
                                    ==========    ==========    ==========      =========

                               -13-

     (a) In calculating Trust royalty income for the month of June 1998, costs exceeded revenues by $396,012 for the Waddell Ranch properties underlying the Waddell Ranch Net Overriding Royalty Conveyance, dated November 1, 1980. Excess costs from one conveyance cannot reduce royalty income computed under another conveyance. Such excess costs were recovered from net proceeds of the underlying Waddell Ranch properties during the first quarter of 1999 and these properties are again contributing trust royalty income.

ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

                  PART II - OTHER INFORMATION


Items 1 through 4.

Not applicable.

Item 5. Other Information

        The Trustee has received a copy of a Schedule 13D filed with the Securities and Exchange Commission on behalf of Alpine Capital L.P., a Texas limited partnership, Robert W. Bruce III, Algenpar, Inc., a Texas corporation, and J. Taylor Crandall. Such Schedule 13D reports Alpine Capital, L.P.'s ownership of 2,409,000 Units of Beneficial Interest of the Trust, which constitutes approximately 5.2% of the outstanding Units of Beneficial Interest of the Trust. The source of the funds for such acquisition, $11,729,410.84, was reported to be working capital of Alpine Capital, L.P. It is further reported that Alpine Capital, L.P. acquired 347,200 of such Units of Beneficial Interest between June 8, 1999 and August 6, 1999, in open market transactions on the New York Stock Exchange. It is further reported that Alpine Capital, L.P., acting through its two general partners identified below has the sole power to vote or to direct the vote and to dispose or to direct the disposition of such Units of Beneficial Interest of the Trust. It is reported that the Units of Beneficial Interest of the Trust were acquired and continue to be held for investment purposes.

        It is further reported that Robert W. Bruce, III and Algenpar, Inc. are the two general partners of Alpine Capital, L.P. and that J. Taylor Crandall is the President and sole stockholder of Algenpar, Inc. and because of such relationships may be deemed to be beneficial owners of the Units of Beneficial Interest acquired by Alpine Capital, L.P. As the general partners of Alpine Capital, L.P., it is reported that Robert W. Bruce, III and Algenpar, Inc. have shared power to vote or to direct the vote and to dispose or to direct the disposition of such Units of Beneficial Interest of the Trust. As the President and sole stockholder of Algenpar Inc., it is reported that J. Taylor Crandall has shared power to vote or to direct the vote and to dispose or to direct the disposition of such Units of Beneficial Interest of the Trust.

Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits

           (4)(a) Permian Basin Royalty Trust Indenture dated November 3, 1980, between Southland Royalty Company (now Burlington Resources Oil & Gas Company) and The First National Bank of Fort Worth (now Bank of America, N.A.), as Trustee, heretofore filed as Exhibit (4)(a) to the Trust's Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980 is incorporated herein by reference.

           (4)(b) Net Overriding Royalty Conveyance (Permian Basin Royalty Trust) from Southland Royalty Company (now Burlington Resources Oil & Gas Company) to The First National Bank of Fort Worth (now Bank of America, N.A.), as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit (4)(b) to the Trust's Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980 is incorporated herein by reference.

           (4)(c) Net Overriding Royalty Conveyance (Permian Basin Royalty Trust - Waddell Ranch) from Southland Royalty Company (now Burlington Resources Oil & Gas Company) to The First National Bank of Fort Worth (now Bank of America, N.A.), as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit
                (4)(c) to the Trust's Annual Report on Form 10-K to the Securities and

                Exchange Commission for the fiscal year ended
                December 31, 1980 is incorporated herein by reference.

           (27) Financial Data Schedule

        (b) Reports on Form 8-K

            There were no reports on Form 8-K filed during the quarter ended June 30, 1999.

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

Date:  August 13, 1999


      (The Trust has no directors or executive officers.)

                          INDEX TO EXHIBITS


                                                              Sequentially
Exhibit                                                         Numbered
Number                             Exhibit                        Page

(4)(a) Permian Basin Royalty Trust Indenture dated November 3, 1980, between Southland Royalty Company (now Burlington Resources Oil & Gas Company) and The First National Bank of Fort Worth (now Bank of America, N.A.), as Trustee, heretofore filed as Exhibit (4)(a) to the Trust's Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980 is incorporated herein by reference.*

(b) Net Overriding Royalty Conveyance (Permian Basin Royalty Trust) from Southland Royalty Company (now Burlington Resources Oil & Gas Company) to The First National Bank of Fort Worth (now Bank of America, N.A.), as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit
           (4)(b) to the Trust's Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980 is incorporated herein by reference. *

(c) Net Overriding Royalty Conveyance (Permian Basin Royalty Trust - Waddell Ranch) from Southland Royalty Company (now Burlington Resources Oil & Gas Company) to The First National Bank of Fort Worth (now Bank of America, N.A.), as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit (4)(c) to the Trust's Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980 is incorporated herein by reference. *

(27)       Financial Data Schedule **


  * A copy of this Exhibit is available to any Unit holder, at the actual cost of reproduction, upon written request to the Trustee, Bank of America, N.A., P. O. Box 1317, Fort Worth, Texas 76101.
  **      Filed herewith.