Form 10-Q
period 1999-09-30
PERMIAN BASIN ROYALTY TRUST
filed 1999-11-12
CIK 319654

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                               Form 10-Q

             Quarterly Report Pursuant To Section 13 or 15(d)
                 of the Securities Exchange Act of 1934


              For the Quarterly Period Ended September 30, 1999

                     Commission File No. 1-8033

                     PERMIAN BASIN ROYALTY TRUST

    Texas                                     I.R.S. No. 75-6280532


               Bank of America, N.A., Trust Department
                             P. O. Box 1317
                        Fort Worth, Texas 76101

                    Telephone Number 817/390-6905


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

Number of Units of beneficial interest outstanding at November 12, 1999: 46,608,796

                    PERMIAN BASIN ROYALTY TRUST

                   PART I - FINANCIAL STATEMENTS


ITEM 1.  FINANCIAL STATEMENTS

The condensed financial statements included herein have been prepared by Bank of America, N.A. as Trustee for the Permian Basin Royalty Trust, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Trust's latest annual report on Form 10-K. In the opinion of the Trustee, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the assets, liabilities and trust corpus of the Permian Basin Royalty Trust at September 30, 1999, and the distributable income and changes in trust corpus for the three-month and nine-month periods ended September 30, 1999 and 1998 have been included. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

Deloitte & Touche LLP, independent certified public accountants, has made a limited review of the condensed financial statements as of September 30, 1999 and for the three-month and nine-month periods ended September 30, 1999 and 1998 included herein.

INDEPENDENT ACCOUNTANTS' REPORT

Bank of America, N.A. as Trustee
  for the Permian Basin Royalty Trust:

We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of the Permian Basin Royalty Trust as of September 30, 1999 and the related condensed statements of distributable income and changes in trust corpus for the three-month and nine-month periods ended September 30, 1999 and 1998. These financial statements are the responsibility of the Trustee.

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

DELOITTE & TOUCHE LLP

October 29, 1999

PERMIAN BASIN ROYALTY TRUST
CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS
------------------------------------------------------------------------------------
                                                   September 30,   December 31,
ASSETS                                                 1999            1998
                                                    (Unaudited)

Cash and short-term investments                    $ 2,227,400     $   525,193
Net overriding royalty interests in producing
  oil and gas properties (net of accumulated
  amortization of $7,964,508 and $7,638,633 at
  September 30, 1999 and December 31, 1998,
  respectively)                                      3,010,708       3,336,583
                                                     ---------       ---------
                                                   $ 5,238,108     $ 3,861,776
                                                     =========       =========
LIABILITIES AND TRUST CORPUS

Distribution payable to Unit holders               $ 2,227,400     $   525,193
Commitments and contingencies
Trust corpus - 46,608,796 Units of beneficial
  interest authorized and outstanding                3,010,708       3,336,583
                                                     ---------       ---------
                                                   $ 5,238,108     $ 3,861,776
                                                     =========       =========


CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)
---------------------------------------------------------------------------------------

                               Three Months Ended             Nine Months Ended
                                   September 30,                 September 30,
                              ----------------------      ---------------------------
                                 1999         1998             1999          1998

Royalty income                 $5,965,535   $2,406,272     $11,698,796    $9,258,812
Interest income                     7,821        1,997          14,822        19,910
                                ---------    ---------       ---------     ---------
                                5,973,356    2,408,269      11,713,618     9,278,722

General and administrative
  expenditures                     48,635       50,890         308,975       323,892
                                ---------    ---------       ---------     ---------
Distributable income           $5,924,721   $2,357,379     $11,404,643    $8,954,830
                                =========    =========      ==========     =========
Distributable income per Unit
  (46,608,796 Units)           $  .127115    $ .050578      $  .244688    $  .192128
                               ==========    =========      ==========    ==========

The accompanying notes to condensed financial statements are an integral part of these statements.


PERMIAN BASIN ROYALTY TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)
----------------------------------------------------------------------------------------------------

                                         Three Months Ended                Nine Months Ended
                                            September 30,                    September 30,
                                    ----------------------------     -----------------------------
                                       1999            1998               1999            1998

Trust corpus, beginning of period  $ 3,137,915     $ 3,411,371         $ 3,336,583    $ 3,496,594
Amortization of net overriding
  royalty interests                   (127,207)        (36,044)           (325,875)      (121,267)
Distributable income                 5,924,721       2,357,379          11,404,643      8,945,830
Distributions declared              (5,924,721)     (2,357,379)        (11,404,643)    (8,954,830)
                                    ----------      ----------         -----------     ----------

Trust corpus, end of period        $ 3,010,708     $ 3,375,327         $ 3,010,708    $ 3,375,327
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

     The Trustee has been advised that in the first quarter of 1998, Schlumberger Technology Corporation ("Schlumberger") acquired all of the shares of stock of Riverhill Capital. Prior to such acquisition by Schlumberger, CMC and Riverhill Energy were wholly owned subsidiaries of Riverhill Capital. The Trustee has further been advised that in connection with Schlumberger's acquisition of Riverhill Capital, the shareholders of Riverhill Capital acquired ownership of all of the shares of stock of Riverhill Energy. Thus, the ownership in the Texas Royalty properties referenced above remained in Riverhill Energy, the stock ownership of which was acquired by the former shareholders of Riverhill Capital.

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

3. EXCESS COSTS

   In the calculation of royalty income for the months of June through December 1998, costs exceeded revenues for the Waddell Ranch properties underlying the Waddell Ranch Net Overriding Royalty Conveyance by $1,218,732. Such excess costs were recovered from net proceeds of the underlying Waddell Ranch properties during the first quarter of 1999 and these properties are again contributing Trust royalty income.

4. SUSPENSE PAYMENTS

   During the month of September 1998, the Trust received and recorded as royalty income $1,041,340 representing amounts that the Trust had been advised had been previously held in suspense by BROG relating to the Texas Royalty properties. The Trustee had been advised that these amounts related to revenues received by BROG prior to conveyance of its interest in the Texas Royalty properties to Riverhill Energy in February 1998. This amount was included in the October 15, 1998 distribution to Unit holders of record on September 30, 1998. Subsequently, Riverhill Energy advised the Trustee that an overpayment to the Trust was made in September 1998 with regard to such suspended funds in the amount of $521,183. Pursuant to the provisions of the Texas Royalty Net Overriding Conveyance dated effective November 1, 1980, Riverhill Energy had offset the overpayment against royalty income attributable to the Texas Royalty properties for the month of October 1998 leaving a net amount due as a result of such overpayment of $172,648. Such amount was recovered from future net proceeds attributable to the underlying Texas Royalty properties before these properties could again contribute to the Trust royalty income.

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

The Trustee has no reason to believe that its vendors will not be Year 2000 compliant prior to Year 2000. In the event the Trustee learns that a vendor's system will not be Year 2000 compliant, the Trustee will assess the potential risk and develop contingency plans at that time.

The Trust is a passive entity with no business operations and the information technology systems ("IT") employed by the Trustee in connection with its duties on behalf of the Trust are less extensive than the systems employed by many business entities. The Trust has no formal IT budget and the Trust has not incurred any expenditures relating to the Trustee's IT systems used in connection with the Trust during 1999.

Because the royalty interests held by the Trust are fixed, the Trust is dependent upon the third parties that hold operating interests with respect thereto for the receipt of royalty income. Thus, if any such third party failed to deliver royalty income, the Trust would have no alternative source for such income. The Trustee believes that the worst case scenario would be the failure by one or more of the third parties who pay royalties to the Trust or who make distributions to Unit holders for the Trust to identify and remediate Year 2000 problems on a timely basis, which could cause the Trustee to be unable to make required distributions to Unit holders. With respect to a failure by a third party to deliver royalty income or make distributions to Unit holders on a timely basis, the Trustee believes that it would have no control over the efforts of such third party to correct the problems, and significant delays in the receipt of royalty income and distributions to Unit holders could result.

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

THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

For the quarter ended September 30, 1999, royalty income received by the Trust amounted to $5,965,535 compared to royalty income of $2,406,272 during the third quarter of 1998. The increase in royalty income is primarily attributable to an increase in average oil and gas prices as well as a decrease in allocated capital expenditures compared to the third quarter of 1998. In the calculation of royalty income for the months of July through September 1998, costs exceeded revenues for the Waddell Ranch properties underlying the Waddell Ranch Net Overriding Royalty Conveyance by $512,498. Such excess costs were recovered from net proceeds of the underlying Waddell Ranch properties during the first quarter of 1999 and these properties are again contributing trust royalty income.

During the month of September 1998, the Trust received and recorded as royalty income $1,041,340 representing amounts that the Trustee had been advised had been previously held in suspense by BROG relating to the Texas Royalty properties. The Trustee had been advised that these amounts related to revenues received by BROG prior to the conveyance of its interest in the Texas Royalty properties to Riverhill Energy in February 1997. This amount was included in the October 15, 1998 distribution to Unit holders of record on September 30, 1998. Subsequently, Riverhill Energy advised the Trustee that an overpayment to the Trust was made in September 1998 with regard to such suspended funds in the amount of $521,183. Pursuant to the provisions of the Texas Royalty Net Overriding Conveyance dated effective November 1, 1980, Riverhill Energy had offset such overpayment against royalty income attributable to the Texas Royalty properties for the month of October 1998 leaving a net amount due as a result of such overpayment of $172,648. Such amount was recovered from future net proceeds attributable to the underlying Texas Royalty properties before such properties could again contribute to the Trust royalty income.

Interest income for the quarter ended September 30, 1999, was $7,821, compared to $1,997 during the third quarter of 1998. The increase in interest income is primarily attributable to an increase in funds available for investment. General and administrative expenses during the third quarter of 1999 amounted to $48,635, compared to $50,890 during the third quarter of 1998. The decrease in general and administrative expenses can be primarily attributed to timing differences in the receipt and payment of these expenses.

These transactions resulted in distributable income for the quarter ended September 30, 1999, of $5,924,721 or $.127115 per Unit of beneficial interest. Distributions of $.041629, $.037697 and $.047789 per Unit were made to Unit holders of record as of July 30, August 31 and September 30, 1999, respectively. For the third quarter of 1998, distributable income was $2,357,379 or $.050578 per Unit of beneficial interest.

Royalty income for the Trust for the third quarter of the calendar year is associated with actual oil and gas production for the period May through July 1999 from the properties from which the Trust's net overriding royalty interests ("Royalties") were carved. Oil and gas sales attributable to the Royalties and the properties from which the Royalties were carved are as follows:

                                                           Third Quarter
                                                     -------------------------
                                                        1999            1998
ROYALTIES:
Oil sales (Bbls)                                       247,834          97,557
Gas sales (Mcf)                                      1,007,978         198,019

PROPERTIES FROM WHICH THE ROYALTIES WERE CARVED:
Oil:
  Total oil sales (Bbls)                               410,051         501,903
  Average per day (Bbls)                                 4,457           5,455
  Average price per Bbl                                 $16.14          $11.26
Gas:
  Total gas sales (Mcf)                              1,749,773       1,886,462
  Average per day (Mcf)                                 19,019          20,505
  Average price per Mcf                                 $ 2.18          $ 2.03


The posted price of oil increased to an average price per barrel of $16.14 in the third quarter of 1999, compared to $11.26 in the third quarter of 1998. The Trustee has been advised by BROG that for the period August 1, 1993, through September 30, 1999, the oil from the Waddell Ranch properties was being sold under a competitive bid to a third party. The increase in the average price of gas from $2.03 in the third quarter of 1998 to $2.18 in the third quarter of 1999 is primarily attributable to an increase in the spot prices of natural gas.

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

Capital expenditures for drilling, remedial and maintenance activities on the Waddell Ranch properties during the third quarter of 1999 totaled $60,000 as compared to $4.5 million for the third quarter of 1998. BROG has informed the Trustee that the 1999 capital expenditures budget has been revised to $1.318 million for the Waddell Ranch. The total amount of capital expenditures for 1998 was $15.9 million. Through the third quarter of 1999, capital expenditures of $577,000 have been expended.

The Trustee has been advised that there were no wells completed or in progress during the three months ended September 30, 1999 on the Waddell Ranch properties. For the three months ended September 30, 1998, there were 9 gross (3.875 net) wells completed and there were 11 gross (5.125 net) wells in progress.

Lease operating expense and property taxes totaled $2.3 million for the third quarter of 1999, compared to $3.9 million in the third quarter of 1998 on the Waddell Ranch properties. This decrease is primarily attributable to more efficient field operations on the Waddell Ranch properties.

NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

For the nine months ended September 30, 1999, royalty income received by the Trust amounted to $11,698,796 compared to royalty income of $9,258,812 for the nine months ended September 30, 1998. The increase in royalty income is primarily attributable to an increase in oil and gas prices during the months of April through October 1999, as well as a decrease in allocated capital expenditures in the first nine months of 1999. In the calculation of royalty income for the months of June through September 1998, costs exceeded revenues for the Waddell Ranch properties underlying the Waddell Ranch Net Overriding Royalty Conveyance by $908,510. Such excess costs were recovered from net proceeds of the underlying Waddell Ranch properties during the first quarter of 1999 and these properties are again contributing Trust royalty income. Included in the distributable income for March 1998 was approximately $1.1 million which represented the Trust's portion of an approximate $1.5 million severance tax refund received from the State of Texas by BROG, operator of record of the Waddell Ranch properties in Crane County, Texas.

During the month of September 1998, the Trust received and recorded as royalty income $1,041,340 representing amounts that the Trustee had been advised had been previously held in suspense by BROG relating to the Texas Royalty properties. The Trustee had been advised that these amounts related to revenues received by BROG prior to conveyance of its interest in the Texas Royalty properties to Riverhill Energy in February 1997. This amount was included in the October 15, 1998 distribution to Unit holders of record on September 30, 1998. Subsequently, Riverhill Energy advised the Trustee that an overpayment to the Trust was made in September 1998 with regard to such suspended funds in the amount of $521,183. Pursuant to the provisions of the Texas Royalty Net Overriding Conveyance dated effective November 1, 1980, Riverhill Energy had offset the overpayment against royalty income attributable to the Texas Royalty properties for the month of October 1998 leaving a net amount due as a result of such overpayment of $172,648. Such amount was recovered from future net proceeds attributable to the underlying Texas Royalty properties before these properties could again contribute to the Trust royalty income.

Interest income for the nine months ended September 30, 1999 was $14,822 compared to $19,910 during the nine months ended September 30, 1998. The decrease in interest income is attributable primarily to a decrease in funds available for investment. General and administrative expenses for the nine months ended September 30, 1999 were $308,975. During the nine months ended September 30, 1998, general and administrative expenses were $323,892. The decrease in general and administrative expenses is primarily attributable to timing differences in the receipt and payment of these expenses.

These transactions resulted in distributable income for the nine months ended September 30, 1999 of $11,404,643 or $.244688 per Unit. For the nine months ended September 30, 1998, distributable income was $8,954,830 or $.192128 per Unit.

Royalty income for the Trust for the period ended September 30, 1999 is associated with actual oil and gas production for the period November 1998 through July 1999 from the properties from which the Royalties were carved. Oil and gas production attributable to the Royalties and the properties from which the Royalties were carved are as follows:


                                                         First Nine Months
                                                     -------------------------
                                                        1999          1998
ROYALTIES:
Oil sales (Bbls)                                        601,755       352,147
Gas sales (Mcf)                                       2,263,601     1,213,613

PROPERTIES FROM WHICH THE ROYALTIES WERE CARVED:
Oil:
   Total oil sales (Bbls)                             1,295,313     1,405,613
   Average per day (Bbls)                                 4,745         5,149
   Average price per Bbl                                 $12.48        $13.23
Gas:
   Total gas sales (Mcf)                              5,283,780     5,425,012
   Average per day (Mcf)                                 19,355        19,872
   Average price per Mcf                                 $ 1.90        $ 2.22


The average price of oil decreased during the nine months ended September 30, 1999, compared to the same period in 1998, $12.48 per barrel as compared to $13.23 per barrel. The decrease in the average price of oil is primarily attributable to decreases in the posted price for oil during the first quarter of 1999. The decrease in the average price of gas from $2.22 per Mcf for the nine months ended September 30, 1998 to $1.90 per Mcf for the nine months ended September 30, 1999 is primarily attributable to a decrease in the spot prices of natural gas.

Since the oil and gas sales attributable to the Royalties are based on an allocation formula that is dependent on such factors as price and cost (including capital expenditures), the production amounts in the Royalties section of the above table do not provide a meaningful comparison. The oil and gas sales from the properties from which the Royalties are carved decreased slightly for the applicable period of 1999 compared to 1998.

The Trustee has been advised that 15 gross (6.51 net) productive oil wells on the Waddell Ranch properties were drilled and completed during the nine months ended September 30, 1999, and that 45 gross (17.495 net) productive oil wells on the Waddell Ranch properties were drilled and completed during the nine months ended September 30, 1998. Capital expenditures for the Waddell Ranch properties for the nine months ended September 30, 1999 totaled $577,000 compared to $12 million for the same period in 1998. BROG has previously advised the Trustee that the 1999 capital expenditures budget for the Waddell Ranch properties has been revised to $1.318 million. The total amount of capital expenditures for 1998 was $15.9 million.

Lease operating expense and property taxes totaled $7.7 million in 1999 compared to $10.5 million in 1998. The decrease in lease operating expense is primarily attributable to more efficient field operations on the Waddell Ranch properties.

CALCULATION OF ROYALTY INCOME

The Trust's royalty income is computed as a percentage of the net profit from the operation of the properties in which the Trust owns net overriding royalty interests. These percentages of net profits are 75% and 95% in the case of the Waddell Ranch properties and the Texas Royalty properties, respectively. Royalty income received by the Trust for the three months ended September 30, 1999 and 1998 respectively, were computed as shown in the table below:


                                                 Three Months Ended September 30,
                                   -----------------------------------------------------------
                                             1999                          1998
                                   --------------------------   ------------------------------
                                     Waddell       Texas           Waddell        Texas
                                      Ranch       Royalty           Ranch        Royalty
                                    Properties   Properties       Properties    Properties


Gross proceeds of sales from
  properties from which the net
  overriding royalties were carved:
  Oil proceeds                      $5,154,870    $1,463,948      $4,404,427    $1,248,627
  Gas proceeds                       3,320,747       497,155       3,383,255       455,023
  Other revenues (a)                                                             1,096,157
                                    ----------     ---------       ---------     ---------
       Total                         8,475,617     1,961,103       7,787,682     2,799,807
                                    ----------     ---------       ---------     ---------
Less:
  Severance tax:
    Oil                                175,363        49,343         133,024        45,800
    Gas                                124,283        25,620         139,310        25,965
  Lease operating expense and
    property tax:
    Oil and gas                      2,299,375       180,270       3,679,622       195,124
  Capital expenditures                  59,892                     4,519,057
 Other expense                          23,427
                                     ---------     ---------       ---------       -------
       Total                         2,682,340       255,233       8,471,013       266,889
                                     ---------     ---------       ---------       -------

Net profits                          5,793,277     1,705,870        (683,331)    2,532,918

Net overriding royalty interests           75%            95%             75%           95%
                                     ---------     ---------        --------     ---------
                                     4,344,958     1,620,577        (512,498)    2,406,272

Less: excess cost over revenues (b)                                  512,498
                                     ---------     ---------       ---------    ----------

Royalty income                      $4,344,958    $1,620,577      $             $2,406,272
                                    ==========    ==========      ==========    ==========

                                   -13-

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

ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

                     PART II - OTHER INFORMATION

Items 1 through 4.

Not applicable

Item 5 Other Information

       The Trustee has received a copy of a Schedule 13D filed
       August 6, 1999 with the Securities and Exchange Commission and Amendment 1 to Schedule 13D filed October 5, 1999 with the
       Securities and Exchange Commission, on behalf of Alpine
       Capital L.P., a Texas limited partnership, Robert W. Bruce
       III, Algenpar, Inc., a Texas corporation, and J. Taylor
       Crandall.

       As previously reported, the above-referenced Schedule 13D reported Alpine Capital, L.P.'s ownership of 2,409,000 Units of Beneficial Interest of the Trust ("Units"), which constituted approximately 5.2% of the outstanding Units. The source of funds for such acquisition, $11,729,410.84, was reported to be working capital of Alpine Capital, L.P. It was further reported that Alpine Capital, L.P. acquired 347,200 of such Units between June 8, 1999 and August 6, 1999, in open market transactions on the New York Stock Exchange.

       Amendment 1 to Schedule 13D ("Amendment") referenced above amends such Schedule 13D to report the acquisition by Alpine Capital L.P. of an additional 509,700 Units between August 9, 1999 and October 1, 1999, in open market transactions on the New York Stock Exchange. The Amendment reported Alpine Capital, L.P.'s ownership of a total of 2,918,700 Units (2,409,000 Units which had been previously reported plus the 509,700 Units that had been acquired since the original filing of such Schedule 13D), which constitutes approximately 6.3% of the outstanding Units. The source of funds for such acquisition of the 2,918,700 Units, $14,536,788.27, was reported to be working capital of Alpine Capital, L.P.

       It was also reported that Alpine Capital, L.P., acting through its two general partners identified below, has the sole power to vote or to direct the vote and to dispose or to direct the disposition of such Units. It is reported that such Units were acquired and continue to be held for investment purposes.

       It is additionally reported in such Schedule 13D that Robert
       W. Bruce, III and Algenpar, Inc. are the two general partners of Alpine Capital, L.P. and that J. Taylor Crandall is the President and sole stockholder of Algenpar, Inc. and because of such relationships may be deemed to be beneficial owners of the Units acquired by Alpine Capital, L.P. As the general partners of Alpine Capital, L.P., it is reported that Robert
       W. Bruce, III and Algenpar, Inc. have shared power to vote or to direct the vote and to dispose or to direct the disposition of such Units. As the President and sole stockholder of Algenpar Inc., it is reported that J. Taylor Crandall has shared power to vote or to direct the vote and to dispose or to direct the disposition of such Units.

       The Trustee has also received a copy of a Schedule 13G filed July 12, 1999 with the Securities and Exchange Commission, on behalf of McMorgan & Company, an investment adviser registered under the Investment Advisers Act of 1940, Thomas Allan
       Morton, and Terry Allen O'Toole.

       Such Schedule 13G reports that McMorgan & Company, Thomas Allan Morton, and Terry Allen O'Toole have beneficial ownership of 5,000,000 Units or approximately 10.73% of the outstanding Units. It is reported that McMorgan & Company, Thomas Allan Morton, and Terry Allen O'Toole have sole voting and sole dispositive power with regard to such 5,000,000 Units. Messrs. Morton and O'Toole are filing in their capacities as control persons of McMorgan & Company and disclaim beneficial ownership to the Units involved in such
       Schedule 13G.

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

          (27)  Financial Data Schedule

       (b) Reports on Form 8-K

            During the quarter ended September 30, 1999, there was one report on Form 8-K filed by the Trust. In such Form 8-K, the Trustee reported that the Trustee legally changed its name from NationsBank, N.A. to Bank of America, N.A. On July 23, 1999, Bank of America, N.A. (formerly known as NationsBank, N.A.) merged with and into Bank of America NT&SA, with the resulting entity being called Bank of America, N.A. As a result, immediately following the close of business on July 23, 1999, the remaining legal entity is Bank of America, N.A. As a result of such merger, the Trustee of the Trust is Bank of America, N.A., successor by merger to NationsBank, N.A.

                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   BANK OF AMERICA, N.A.
                                      TRUSTEE FOR THE
                                      PERMIAN BASIN ROYALTY TRUST



                                    By /s/ Eric F. Hyden
                                       -----------------------------
                                            Eric F. Hyden
                                            Vice President


Date:  November 12, 1999


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


* A copy of this Exhibit is available to any Unit holder, at the actual cost of reproduction, upon written request to the Trustee, Bank of America, N.A., P.O. Box 1317, Fort Worth, Texas 76101.
**   Filed herewith.