Form 10-K405
period 1999-12-31
PERMIAN BASIN ROYALTY TRUST
filed 2000-03-30
CIK 319654

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ---------------------
                                   FORM 10-K
(Mark One)
[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1999

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

            BANK OF AMERICA, N.A.
               TRUST DEPARTMENT
               P.O. BOX 830650
                DALLAS, TEXAS                                      75283
   (Address of Principal Executive Offices)                      (Zip Code)

                                 (214) 209-2400
              (Registrant's Telephone Number, Including Area Code)

          Securities registered pursuant to Section 12(b) of the Act:

             TITLE OF EACH CLASS                 NAME OF EACH EXCHANGE ON WHICH REGISTERED
             -------------------                 -----------------------------------------
         UNITS OF BENEFICIAL INTEREST                     NEW YORK STOCK EXCHANGE

          Securities registered pursuant to Section 12(g) of the Act:
                                      NONE
                                (Title of Class)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                               ---    ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     At March 10, 2000, there were 46,608,796 Units of Beneficial Interest of the Trust outstanding with an aggregate market value on that date of $221,391,781.

                      DOCUMENTS INCORPORATED BY REFERENCE

     "Units of Beneficial Interest" at page 1; "Trustee's Discussion and Analysis for the Three-Year Period Ended December 31, 1999" at pages 5 through 6; "Results of the 4th Quarters of 1999 and 1998" at page 7; and "Statements of Assets, Liabilities and Trust Corpus," "Statements of Distributable Income," "Statements of Changes in Trust Corpus," "Notes to Financial Statements" and "Independent Auditors' Report" at page 8 et seq., in registrant's Annual Report to security holders for fiscal year ended December 31, 1999 are incorporated herein by reference for Item 5 (Market for Units of the Trust and Related Security Holder Matters), Item 7 (Management's Discussion and Analysis of Financial Condition and Results of Operation) and Item 8 (Financial Statements and Supplementary Data) of Part II of this Report.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

FORWARD LOOKING INFORMATION

     Certain information included in this report contains, and other materials filed or to be filed by the Trust with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Trust) may contain or include, forward looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. Such forward looking statements may be or may concern, among other things, capital expenditures, drilling activity, development activities, production efforts and volumes, hydrocarbon prices and the results thereof, and regulatory matters. Although the Trustee believes that the expectations reflected in such forward looking statements are reasonable, such expectations are subject to numerous risks and uncertainties and the Trustee can give no assurance that they will prove correct. There are many factors, none of which is within the Trustee's control, that may cause such expectations not to be realized, including, among other things, factors such as actual oil and gas prices and the recoverability of reserves, capital expenditures, general economic conditions, actions and policies of petroleum-producing nations and other changes in the domestic and international energy markets. Such forward looking statements generally are accompanied by words such as "estimate," "expect," "anticipate," "goal," "should," "assume," "believe," or other words that convey the uncertainty of future events or outcomes.

                                     PART I

ITEM 1. BUSINESS

     The Permian Basin Royalty Trust (the "Trust") is an express trust created under the laws of the state of Texas by the "Permian Basin Royalty Trust Indenture" (the "Trust Indenture") entered into on November 3, 1980, between Southland Royalty Company ("Southland Royalty") and The First National Bank of Fort Worth, as Trustee. Bank of America, N.A. (formerly known as NationsBank, N.A., NationsBank of Texas, N.A. and NCNB Texas National Bank), a banking association organized under the laws of the United States, as the successor of The First National Bank of Fort Worth, is now the Trustee of the Trust. The principal office of the Trust (sometimes referred to herein as the "Registrant") is located at 901 Main Street, Dallas, Texas (telephone number 214/209-2400).

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

PRODUCING ACREAGE, WELLS AND DRILLING

     Waddell Ranch Properties. The Waddell Ranch properties consist of 78,175 gross (34,205 net) producing acres. A majority of the proved reserves are attributable to six fields: Dune, Sand Hills (Judkins), Sand Hills (McKnight), Sand Hills (Tubb), University-Waddell (Devonian) and Waddell. At December 31, 1999, the Waddell Ranch properties contained 791 gross (327 net) productive oil wells, 168 gross (70 net) productive gas wells and 350 gross (139 net) injection wells.

     BROG is operator of record of the Waddell Ranch properties. All field, technical and accounting operations have been contracted by an agreement between the working interest owners and Coastal Management Corporation ("CMC") but remain under the direction of BROG.

     The Waddell Ranch properties are mature producing properties, and all of the major oil fields are currently being waterflooded. Proved reserves and estimated future net revenues attributable to the properties are included in the reserve reports summarized below. BROG does not own the full working interest in any of the tracts constituting the Waddell Ranch properties and, therefore, implementation of any development programs will require approvals of other working interest holders as well as BROG. In addition, implementation of any development programs will be dependent upon oil and gas prices currently being received and anticipated to be received in the future. During 1999 there were 6 gross (2.625 net) wells drilled on the Waddell Ranch properties. At December 31, 1999 there were 3 gross (1.375 net) wells in progress on the Waddell Ranch properties. During 1998 there were 52 gross (22.75 net) wells drilled on the Waddell Ranch properties. At December 31, 1998 there were 3 gross (1.375 net) wells in progress on the Waddell Ranch properties. During 1997 there were 23 gross (9.25 net) wells drilled on the Waddell Ranch properties. At December 31, 1997 there were 19 gross (7.875 net) wells in progress on the Waddell Ranch properties.

     BROG has advised the Trustee that the total amount of capital expenditures for 1999 with regard to the Waddell Ranch properties totalled $1,052,769. Capital expenditures include the cost of remedial and maintenance activities. This amount spent is approximately $5,013,231 less than the budgeted amount projected by BROG for 1999. BROG has advised the Trustee that the capital expenditures budget for 2000 totals approximately $14,404,000, of which approximately $5,076,000 is attributable to the 2000 drilling program, and $9,364,000 to workovers and recompletions. Accordingly, there is a substantial increase in capital expenditures for 2000 as compared with the 1999 capital expenditures.

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

OIL AND GAS PRODUCTION

     The Trust recognizes production during the month in which the related distribution is received. Production of oil and gas attributable to the Royalties and the properties from which the Royalties were carved and the related average sales prices attributable to the properties from which the Royalties were carved for the three years ended December 31, 1999, excluding portions attributable to the adjustments discussed below, were as follows:

                                           WADDELL                           TEXAS
                                            RANCH                           ROYALTY
                                         PROPERTIES                       PROPERTIES                          TOTAL
                              ---------------------------------   ---------------------------   ---------------------------------
                                1999        1998        1997       1999      1998      1997       1999        1998        1997
                              ---------   ---------   ---------   -------   -------   -------   ---------   ---------   ---------
ROYALTIES:
  Production
    Oil (barrels)...........    601,148      87,187     426,127   308,204   369,823   391,665     909,352     457,010     817,792
    Gas (Mcf)...............  2,754,393     666,864   1,875,965   709,815   766,085   840,790   3,464,208   1,432,949   2,716,755
PROPERTIES FROM WHICH THE
  ROYALTIES WERE CARVED:
  Production
    Oil (barrels)...........  1,309,396   1,475,258   1,387,056   365,502   434,444   438,963   1,674,898   1,909,702   1,826,019
    Gas (Mcf)...............  6,066,149   6,458,411   6,409,242   841,018   915,025   945,920   6,907,167   7,373,436   7,355,162
  Average Price
    Oil/barrel..............     $14.26      $12.76      $19.54    $14.40    $12.44    $19.20      $14.29      $12.69      $19.46
    Gas/Mcf.................     $ 2.11      $ 2.13      $ 2.67    $ 2.09    $ 2.06    $ 2.45      $ 2.11      $ 2.12      $ 2.64

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

     Oil. The Trustee has been advised by BROG that for the period August 1, 1993 through June 30, 2000, the oil from the Waddell Ranch properties is being sold under a competitive bid to independent third parties.

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

     The independent petroleum engineers' reports as to the proved oil and gas reserves attributable to the Royalties conveyed to the Trust were obtained from Cawley, Gillespie & Associates, Inc. The following table presents a reconciliation of proved reserve quantities from December 31, 1996 through December 31, 1999 (in thousands):

                                                         WADDELL RANCH        TEXAS ROYALTY
                                                           PROPERTIES          PROPERTIES              TOTAL
                                                       ------------------   -----------------   -------------------
                                                         OIL       GAS        OIL       GAS       OIL        GAS
                                                       (BBLS)     (MCF)     (BBLS)     (MCF)     (BBLS)     (MCF)
                                                       -------   --------   -------   -------   --------   --------
December 31, 1996....................................   7,303     34,511     4,672     4,790     11,975     39,301
Extensions, discoveries and other additions..........      48         52       -0-       -0-         48         52
Revisions of previous estimates......................  (1,902)    (8,512)      161       680     (1,741)    (7,832)
Production...........................................    (426)    (1,876)     (392)     (841)      (818)    (2,717)
                                                       ------     ------     -----     -----     ------     ------
December 31, 1997....................................   5,023     24,175     4,441     4,629      9,464     28,804
Extensions, discoveries and other additions..........      10          4       -0-       -0-         10          4
Revisions of previous estimates......................  (2,231)    (6,123)     (285)      100     (2,516)    (6,023)
Production...........................................     (87)      (667)     (370)     (766)      (457)    (1,433)
                                                       ------     ------     -----     -----     ------     ------
December 31, 1998....................................   2,715     17,389     3,786     3,963      6,501     21,352
Extensions, discoveries and other additions..........      15         49       -0-       -0-         15         49
Revisions of previous estimates......................   3,357      8,320       667     2,375      4,024     10,695
Production...........................................    (601)    (2,754)     (308)     (710)      (909)    (3,464)
                                                       ------     ------     -----     -----     ------     ------
December 31, 1999....................................   5,486     23,004     4,145     5,628      9,631     28,632
                                                       ======     ======     =====     =====     ======     ======

     Estimated quantities of proved developed reserves of crude oil and natural gas as of December 31, 1999, 1998 and 1997 were as follows (in thousands):

                                                              CRUDE OIL    NATURAL GAS
                                                               (BBLS)         (MCF)
                                                              ---------    -----------
1999........................................................    8,200        24,248
1998........................................................    5,476        17,444
1997........................................................    8,116        23,054

     The Financial Accounting Standards Board requires supplemental disclosures for oil and gas producers based on a standardized measure of discounted future net cash flows relating to proved oil and gas reserve quantities. Under this disclosure, future cash inflows are computed by applying year-end prices of oil and gas relating to the enterprise's proved reserves to the year-end quantities of those reserves. Future price changes are only considered to the extent provided by contractual arrangements in existence at year end. The standardized measure of discounted future net cash flows is achieved by using a discount rate of 10% a year to reflect the timing of future cash flows relating to proved oil and gas reserves.

     Estimates of proved oil and gas reserves are by their very nature imprecise. Estimates of future net revenue attributable to proved reserves are sensitive to the unpredictable prices of oil and gas and other variables.

     The 1999, 1998, and 1997 change in the standardized measure of discounted future net cash flows related to future royalty income from proved reserves discounted at 10% is as follows (in thousands):

                                     WADDELL RANCH PROPERTIES       TEXAS ROYALTY PROPERTIES                 TOTAL
                                  ------------------------------   ---------------------------   ------------------------------
                                    1999       1998       1997      1999      1998      1997       1999       1998       1997
                                  --------   --------   --------   -------   -------   -------   --------   --------   --------
January 1.......................  $ 25,043   $ 63,179   $150,170   $22,031   $40,956   $52,457   $ 47,074   $104,135   $202,627
Extensions, discoveries and
  other additions...............       226         81        619       -0-       -0-       -0-        226         81        619
Accretion of discount...........     2,504      6,318     15,017     2,203     4,096     5,246      4,707     10,414     20,263
Revisions of prior year
  estimates, changes in price
  and other.....................    88,598    (39,982)   (89,235)   33,627   (16,796)   (7,540)   122,225    (56,778)   (96,775)
Royalty income..................   (14,283)    (4,553)   (13,392)   (5,735)   (6,225)   (9,207)   (20,018)   (10,778)   (22,599)
                                  --------   --------   --------   -------   -------   -------   --------   --------   --------
December 31.....................  $102,088   $ 25,043   $ 63,179   $52,126   $22,031   $40,956   $154,214   $ 47,074   $104,135
                                  ========   ========   ========   =======   =======   =======   ========   ========   ========

     Oil and gas prices of $24.05 and $24.19 per barrel and $2.74 and $3.18 per Mcf were used to determine the estimated future net revenues from the Waddell Ranch properties and the Texas Royalty properties, respectively, at December 31, 1999. The extension, discoveries and other additions for the Waddell Ranch properties are proved reserves related to the Waddell (Greyburg) and Running WN (Wolfcamp) fields. The upward revisions of both reserves and discounted future net cash flows for the Waddell Ranch properties and the Texas Royalty properties are due to increases in the oil and gas prices from 1998 to 1999.

     Oil and gas prices of $8.56 and $9.96 per barrel and $1.74 and $1.88 per Mcf were used to determine the estimated future net revenues from the Waddell Ranch properties and the Texas Royalty properties, respectively, at December 31, 1998. The extension, discoveries and other additions for the Waddell Ranch properties are proved developed producing reserves related to the RM (Clearfork) field. The downward revisions of both reserves and discounted future net cash flows for the Waddell Ranch properties and the Texas Royalty properties were due to decreases in oil and gas prices from 1997 to 1998.

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

     The following presents estimated future net revenue and the present value of estimated future net revenue, for each of the years ended December 31, 1999, 1998, and 1997 (in thousands except amounts per Unit):

                                                      1999                     1998                    1997
                                              ---------------------    --------------------    ---------------------
                                              ESTIMATED                ESTIMATED               ESTIMATED
                                               FUTURE      PRESENT      FUTURE      PRESENT     FUTURE      PRESENT
                                                 NET        VALUE         NET        VALUE        NET        VALUE
                                               REVENUE      AT 10%      REVENUE     AT 10%      REVENUE      AT 10%
                                              ---------    --------    ---------    -------    ---------    --------
Total Proved
  Waddell Ranch properties..................  $184,957     $102,088     $50,322     $25,043    $126,924     $ 63,179
  Texas Royalty properties..................   113,838       52,126      43,290      22,031      85,254       40,956
                                              --------     --------     -------     -------    --------     --------
        Total...............................  $297,795     $154,214     $93,612     $47,074    $212,178     $104,135
                                              ========     ========     =======     =======    ========     ========
Total Proved Per Unit.......................  $   6.41     $   3.31     $  2.01     $  1.01    $   4.55     $   2.23
                                              ========     ========     =======     =======    ========     ========
Proved Developed
  Waddell Ranch properties..................  $140,808     $ 85,612     $35,607     $22,032    $ 94,493     $ 55,150
  Texas Royalty properties..................   113,838       52,126      43,290      22,031      85,254       40,956
                                              --------     --------     -------     -------    --------     --------
        Total...............................  $254,646     $137,738     $78,896     $44,063    $179,747     $ 96,106
                                              ========     ========     =======     =======    ========     ========

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

     Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of Unit holders, through the solicitation of proxies or otherwise, during the fourth quarter ended December 31, 1999.

                                    PART II

ITEM 5. MARKET FOR UNITS OF THE TRUST AND RELATED SECURITY HOLDER MATTERS

     The information under "Units of Beneficial Interest" at page 1 of the Trust's Annual Report to security holders for the year ended December 31, 1999, is herein incorporated by reference.

ITEM 6. SELECTED FINANCIAL DATA

                                                        FOR THE YEAR ENDED DECEMBER 31,
                                    -----------------------------------------------------------------------
                                       1999           1998           1997           1996           1995
                                    -----------    -----------    -----------    -----------    -----------
Royalty income....................  $18,799,659    $10,777,901    $22,598,873    $19,930,354    $12,014,623
Distributable income..............   18,471,842     10,414,382     22,190,115     19,488,574     11,632,463
Distributable income per Unit.....     0.396317       0.223443       0.476092       0.418131       0.249574
Distributions per Unit............     0.396317       0.223443       0.476092       0.418131       0.249574
Total assets, December 31.........    5,305,223      3,861,776      5,220,786      5,913,931      5,252,922

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     The "Trustee's Discussion and Analysis for the Three Year Period Ended December 31, 1999" and "Results of the 4th Quarters of 1999 and 1998" at pages 5 through 7 of the Trust's Annual Report to security holders for the year ended December 31, 1999 is herein incorporated by reference.

  Year 2000 Issue

     Many existing computer programs use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the change in the century. If not corrected, many computer applications could fail or create erroneous results by the Year 2000. The Year 2000 issue affects virtually all companies and organizations. If a company or organization did not successfully address its Year 2000 issues, it could face material adverse consequences.

     As the Trust did not directly maintain any systems, the Trust did not incur any direct costs related to the Year 2000 issue.

     The Trustee identified those vendors it believed could have an impact on its day-to-day operations if their operations were interrupted as a result of Year 2000 problems. The Trust made formal inquiries to these vendors requesting information on their state of readiness for the Year 2000. Through responses received and other literature reviewed by the Trustee with respect to its vendors, the Trustee believes that all significant vendors addressed the Year 2000 issue and planned to be and were compliant prior to the Year 2000.

     The Trustee has no reason to believe that its vendors were not Year 2000 compliant on January 1, 2000. In the event the Trustee learns that a vendor's system was not Year 2000 compliant, the Trustee will assess the potential risk and develop contingency plans at that time.

     The Trust is a passive entity with no business operations and the information technology systems ("IT") employed by the Trustee in connection with its duties on behalf of the Trust are less extensive than the systems employed by many business entities. The Trust had no formal IT budget and the Trustee did not make any expenditures relating to the Trustee's IT systems used in connection with the Trust during 1999.

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

     The Trustee knows of no Year 2000 problems that have adversely affected the Trust. However, there can be no guarantee that the Trustee has been able to identify all Year 2000 problems or can fully remediate all Year 2000 problems identified on a timely basis. There can be no assurance that the systems of the Trustee or third party vendors on which the Trust relies will be timely remediated. The failure by the Trustee or any such third party to fully remediate its Year 2000 problems on a timely basis could have a material adverse affect on the Trustee's ability to receive revenue, account for and make timely distribution of the Trust's distributable income.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Financial Statements of the Trust and the notes thereto at page 8 et seq. of the Trust's Annual Report to security holders for the year ended December 31, 1999, are herein incorporated by reference.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no changes in accountants and no disagreements with accountants on any matter of accounting principles or practices or financial statement disclosures during the twenty-four months ended December 31, 1999.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The Trust has no directors or executive officers. The Trustee is a corporate trustee which may be removed, with or without cause, at a meeting of the Unit holders, by the affirmative vote of the holders of a majority of all the Units then outstanding.

ITEM 11. EXECUTIVE COMPENSATION

     During the years ended December 31, 1999, 1998, and 1997, the Trustee received total remuneration as follows:

                 NAME OF INDIVIDUAL                    CAPACITIES
                    OR NUMBER OF                        IN WHICH         CASH
                  PERSONS IN GROUP                       SERVED      COMPENSATION    YEAR
                 ------------------                    ----------    ------------    ----
Bank of America, N.A., formerly NationsBank, N.A.....   Trustee       $44,735(1)     1997
                                                                      $54,761(1)     1998
                                                                      $40,272(1)     1999

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     (a) Security Ownership of Certain Beneficial Owners. The following table sets forth as of February 22, 2000, information with respect to each person known to own beneficially more than 5% of the outstanding Units of the Trust:

                                             AMOUNT AND NATURE OF     PERCENT
             NAME AND ADDRESS               BENEFICIAL OWNERSHIP(1)   OF CLASS
             ----------------               -----------------------   --------
Burlington Resources Oil & Gas Company(1)      27,577,741 Units       59.17%
  5051 Westheimer
  Suite 1400
  Houston, Texas 77056-2124

McMorgan & Company(2)                           5,000,000 Units       10.73%
  One Bush Street
  Suite 800
  San Francisco, CA 94104

Alpine Capital, L.P.(3)                         4,260,800 Units         9.1%
  201 Main Street
  Suite 3100
  Fort Worth, TX 76102

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

(2) This information was provided to the Securities and Exchange Commission and to the Trust in a Schedule 13G filed with the Securities and Exchange Commission on July 12, 1999 on behalf of McMorgan & Company, an investment adviser registered under the Investment Advisers Act of 1940, (McMorgan), Thomas Allan Morton ("Morton"), and Terry Allen O'Toole ("O'Toole"). Such
    Schedule 13G reports that McMorgan, Morton, and O'Toole have beneficial ownership of such Units. It is reported in such Schedule 13G that McMorgan, Morton, and O'Toole have sole voting and sole dispositive power with regard to such Units. Morton and O'Toole filed in their capacities as control persons of McMorgan and disclaimed beneficial ownership to such Units involved in such Schedule 13G. The address of Morton and O'Toole is One Bush Street, Suite 800, San Francisco, California 94104.

    The Schedule 13G filed with the Securities and Exchange Commission on behalf of McMorgan, Morton, and O'Toole may be reviewed for more detailed information concerning the matters summarized herein.

(3) This information was provided to the Securities and Exchange Commission and to the Trust in a Schedule 13D filed with the Securities and Exchange Commission on behalf of Alpine Capital L.P., a Texas limited partnership, ("Alpine"), Robert W. Bruce III ("Bruce"), Algenpar, Inc., a Texas corporation, ("Algenpar") and J. Taylor Crandall ("Crandall"), on August 6, 1999, as amended by a Schedule 13D/A filed on October 5, 1999, as further amended by a Schedule 13D/A filed December 21, 1999, and as further amended by a Schedule 13D/A filed February 25, 2000.

    The Schedule 13D/A filed on February 25, 2000, was filed on behalf of The Ann T. and Robert M. Bass Foundation, a Texas non-profit corporation, (the "Foundation"), Ann T. Bass ("A. Bass"), and Robert M. Bass ("R. Bass"), in addition to Alpine, Bruce, Algenpar, and Crandall and relates to a total of 4,335,200 Units, of which 4,260,800 Units were acquired by Alpine and 74,400 Units were acquired by the Foundation. The source of funds for the Units acquired by Alpine was working capital of Alpine. The source of funds for the Units acquired by the Foundation was working capital of the Foundation.

     The address of Algenpar and Crandall is 201 Main Street, Suite 3100, Fort Worth, Texas 76102. The address of Bruce is 96 Spring Street, South Salem, New York 10590. The address of the Foundation and of R. Bass is 201 Main Street, Suite 3100, Fort Worth, Texas 76102. The address of A. Bass is 6221 Westover Drive, Fort Worth, Texas 76107.

     It is reported that Bruce and Algenpar are the two general partners of Alpine, and Crandall is the President and sole stockholder of Algenpar. It is further reported that, because of these relationships, Bruce, Algenpar, and Crandall may be deemed to be beneficial owners of the Units acquired by Alpine as set forth in the next paragraph. It is reported that Bruce is a principal of The Bruce Management Co., Inc. which has shared investment discretion over the Units owned by the Foundation, and that Crandall, A. Bass, and R. Bass are directors of the Foundation. It is further reported that, because of these relationships, Bruce, Crandall, A. Bass, and R. Bass may be deemed to be beneficial owners of the Units acquired by the Foundation as set forth in the next paragraph.

     It is reported that as of February 22, 2000, of such 4,335,200 Units, (i) Alpine had sole voting and dispositive power with regard to 4,260,800 of such Units or 9.1% of the outstanding Units; (ii) the Foundation had sole voting and dispositive power with regard to 74,400 of such Units or .2% of the outstanding Units; (iii) Bruce and Crandall each shared voting and dispositive power with regard to all of such 4,335,200 Units or 9.3% of the outstanding Units; (iv) Algenpar had shared voting and dispositive power with regard to 4,260,800 of such Units or 9.1% of the outstanding Units; and (v) A. Bass and R. Bass each shared voting and dispositive power with regard to 74,400 of such Units or .2% of the outstanding Units.

     The Schedule 13D and its amendments filed with the Securities and Exchange Commission may be reviewed for more detailed information concerning the matters summarized herein.

     (b) Security Ownership of Management. The Trustee owns beneficially no securities of the Trust. In various fiduciary capacities, Bank of America, N.A. owned as of March 17, 2000, an aggregate of 249,995 Units with no right to vote 139,196 of these Units, shared right to vote 4,000 of these Units and sole right to vote 106,799 of these Units. Such Bank disclaims any beneficial interests in these Units. The number of Units reflected in this paragraph includes Units held by all branches of Bank of America, N.A.

     (c) Change In Control. The Trustee knows of no arrangements which may subsequently result in a change in control of the Trust.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Trust has no directors or executive officers. See Item 11 for the remuneration received by the Trustee during the years ended December 31, 1999, 1998, and 1997 and Item 12(b) for information concerning Units owned by Bank of America, N.A. in various fiduciary capacities.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     The following documents are filed as a part of this Report:

FINANCIAL STATEMENTS

     Included in Part II of this Report by reference to the Annual Report of the Trust for the year ended December 31, 1999:

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

EXHIBITS

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         (4)(a)          -- Permian Basin Royalty Trust Indenture dated November 3,
                            1980, between Southland Royalty Company and The First
                            National Bank of Fort Worth (now Bank of America, N.A.),
                            as Trustee, heretofore filed as Exhibit (4)(a) to the
                            Trust's Annual Report on Form 10-K to the Securities and
                            Exchange Commission for the fiscal year ended December
                            31, 1980, is incorporated herein by reference.*
            (b)          -- Net Overriding Royalty Conveyance (Permian Basin Royalty
                            Trust) from Southland Royalty Company to The First
                            National Bank of Fort Worth (now Bank of America, N.A.),
                            as Trustee, dated November 3, 1980 (without Schedules),
                            heretofore filed as Exhibit (4)(b) to the Trust's Annual
                            Report on Form 10-K to the Securities and Exchange
                            Commission for the fiscal year ended December 31, 1980,
                            is incorporated herein by reference.*
            (c)          -- Net Overriding Royalty Conveyance (Permian Basin Royalty
                            Trust -- Waddell Ranch) from Southland Royalty Company to
                            The First National Bank of Fort Worth (now Bank of
                            America, N.A.), as Trustee, dated November 3, 1980
                            (without Schedules), heretofore filed as Exhibit (4)(c)
                            to the Trust's Annual Report on Form 10-K to the
                            Securities and Exchange Commission for the fiscal year
                            ended December 31, 1980, is incorporated herein by
                            reference.*
        (13)             -- Registrant's Annual Report to security holders for fiscal year ended December 31, 1999.**
        (23)             -- Consent of Cawley, Gillespie & Associates, Inc.,
                            reservoir engineer.**
        (27)             -- Financial Data Schedule.**

---------------

 * A copy of this Exhibit is available to any Unit holder, at the actual cost of reproduction, upon written request to the Trustee, Bank of America, N.A., P.O. Box 830650, Dallas, Texas 75283-0650.

** Filed herewith.

REPORTS ON FORM 8-K

     During the last quarter of the Trust's fiscal year ended December 31, 1999, there were no reports on Form 8-K filed by the Trust.

                                   SIGNATURE

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                            BANK OF AMERICA, N.A.
                                              TRUSTEE OF THE PERMIAN BASIN
                                              ROYALTY TRUST

                                            By      /s/ RON E. HOOPER
                                             -----------------------------------
                                                        Ron E. Hooper
                                                       Vice President

Date: March 27, 2000

              (The Trust has no directors or executive officers.)

                               INDEX TO EXHIBITS

                                                                                         SEQUENTIALLY
        EXHIBIT                                                                            NUMBERED
         NUMBER                                      EXHIBIT                                 PAGE
        -------                                      -------                             ------------
           (4)(a)          -- Permian Basin Royalty Trust Indenture dated November 3,
                              1980, between Southland Royalty Company and The First
                              National Bank of Fort Worth (now Bank of America, N.A.),
                              as Trustee, heretofore filed as Exhibit (4)(a) to the
                              Trust's Annual Report on Form 10-K to the Securities and
                              Exchange Commission for the fiscal year ended December
                              31, 1980, is incorporated herein by reference.*
              (b)          -- Net Overriding Royalty Conveyance (Permian Basin Royalty
                              Trust) from Southland Royalty Company to The First
                              National Bank of Fort Worth (now Bank of America, N.A.),
                              as Trustee, dated November 3, 1980 (without Schedules),
                              heretofore filed as Exhibit (4)(b) to the Trust's Annual
                              Report on Form 10-K to the Securities and Exchange
                              Commission for the fiscal year ended December 31, 1980,
                              is incorporated herein by reference.*
              (c)          -- Net Overriding Royalty Conveyance (Permian Basin Royalty
                              Trust -- Waddell Ranch) from Southland Royalty Company to
                              The First National Bank of Fort Worth (now Bank of
                              America, N.A.), as Trustee, dated November 3, 1980
                              (without Schedules), heretofore filed as Exhibit (4)(c)
                              to the Trust's Annual Report on Form 10-K to the
                              Securities and Exchange Commission for the fiscal year
                              ended December 31, 1980, is incorporated herein by
                              reference.*
          (13)             -- Registrant's Annual Report to security holders for fiscal year ended December 31, 1999.**
          (23)             -- Consent of Cawley, Gillespie & Associates, Inc.,
                              reservoir engineer.**
          (27)             -- Financial Data Schedule.**

---------------

 * A copy of this Exhibit is available to any Unit holder, at the actual cost of reproduction, upon written request to the Trustee, Bank of America, N.A., P.O. Box 830650, Dallas, Texas 75283-0650.

** Filed herewith.