Form 10-Q
period 2000-03-31
PERMIAN BASIN ROYALTY TRUST
filed 2000-05-11
CIK 319654

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    Form 10-Q



                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



                  For the Quarterly Period Ended March 31, 2000


                           Commission File No. 1-8033



                           PERMIAN BASIN ROYALTY TRUST


Texas                                                      I.R.S. No. 75-6280532


                    Bank of America, N.A., Trust Department
                                P.O. Box 830650
                              Dallas, Texas 75283

                          Telephone Number 214.209.2400



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                     ---   ---

Number of Units of beneficial interest of the Trust outstanding at May 5, 2000:
46,608,796

                           PERMIAN BASIN ROYALTY TRUST

                          PART I - FINANCIAL STATEMENTS


Item 1.  Financial Statements

The condensed financial statements included herein have been prepared by Bank of America, N.A. as Trustee for the Permian Basin Royalty Trust, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Trust's latest annual report on Form 10-K. In the opinion of the Trustee, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the assets, liabilities and trust corpus of the Permian Basin Royalty Trust at March 31,2000, and the distributable income and changes in trust corpus for the three-month periods ended March 31, 2000 and 1999 have been included. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

Deloitte & Touche LLP, independent certified public accountants, has made a limited review of the condensed financial statements as of March 31, 2000 and for the three-month periods ended March 31, 2000 and 1999 included herein.

INDEPENDENT ACCOUNTANTS' REPORT


Bank of America, N.A. as Trustee
 for the Permian Basin Royalty Trust:

We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of the Permian Basin Royalty Trust as of March 31, 2000 and the related condensed statements of distributable income and changes in trust corpus for the three-month periods ended March 31, 2000 and 1999. These financial statements are the responsibility of the Trustee.

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

We have previously audited, in accordance with generally accepted auditing standards, the statement of assets, liabilities and trust corpus of the Permian Basin Royalty Trust as of December 31, 1999, and the related statements of distributable income and changes in trust corpus for the year then ended (not presented herein); and in our report dated March 25, 2000, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed statement of assets, liabilities and trust corpus as of December 31, 1999 is fairly stated, in all material respects, in relation to the statement of assets, liabilities and trust corpus from which it has been derived.




DELOITTE & TOUCHE LLP

May 10, 2000

PERMIAN BASIN ROYALTY TRUST

CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS
--------------------------------------------------------------------------------

                                                                     March 31    December 31,
ASSETS                                                                 2000         1999
                                                                    (Unaudited)
Cash and short-term investments                                     $2,056,411   $  2,415,245
Net overriding royalty interests in producing
  oil and gas properties (net of accumulated
  amortization of $8,163,762 and $8,085,238 at
  March 31, 2000 and December 31, 1999, respectively)                2,811,453      2,889,978
                                                                    ----------   ------------

                                                                    $4,867,864   $  5,305,223
                                                                    ==========   ============

LIABILITIES AND TRUST CORPUS

Distribution payable to Unit holders                                $2,056,411   $  2,415,245
Commitments and contingencies
Trust corpus - 46,608,796 Units of beneficial
  interest authorized and outstanding                                2,811,453      2,889,978
                                                                    ----------   ------------

                                                                    $4,867,864   $  5,305,223
                                                                    ==========   ============


CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

                                        Three Months  Ended
                                             March 31
                                        2000           1999
                                     -----------   -----------
Royalty income                       $ 6,373,057   $ 1,775,960
Interest income                           16,829         2,013
                                     -----------   -----------
                                       6,389,886     1,777,973

General and administrative
   expenditures                          123,821       143,663
                                     -----------   -----------

Distributable income                 $ 6,266,065   $ 1,634,310
                                     ===========   ===========

Distributable income per Unit
   (46,608,796 Units)                $   .134440   $   .035064
                                     ===========   ===========


            The accompanying notes to condensed financial statements
                    are an integral part of these statements.

PERMIAN BASIN ROYALTY TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)
--------------------------------------------------------------------------------


                                             THREE MONTHS ENDED
                                                  MARCH 31
                                         --------------------------
                                             2000           1999
Trust corpus, beginning of period        $ 2,889,978    $ 3,336,583
Amortization of net overriding
  royalty interests                          (78,525)       (54,982)
Distributable income                       6,266,065      1,634,310
Distributions declared                    (6,266,065)    (1,634,310)
                                         -----------    -----------
Total Trust Corpus                       $ 2,811,453    $ 3,281,601
                                         ===========    ===========


PERMIAN BASIN ROYALTY TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------


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

      o Royalty income is computed separately for each of the conveyances under which the Royalties were conveyed to the Trust. If monthly costs exceed revenues for any conveyance ("excess costs"), such excess cannot reduce royalty income from other conveyances, but is carried forward with accrued interest to be recovered from future net proceeds of that conveyance (see Note 3).

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

THREE MONTHS ENDED MARCH 31, 2000 AND 1999

For the quarter ended March 31, 2000 royalty income received by the Trust amounted to $6,373,057 compared to royalty income of $1,775,960 during the first quarter of 1999. The increase in royalty income is primarily attributable to an increase in average oil and gas prices as well as a decrease in allocated capital expenditures compared to the first quarter of 1999. In the calculation of royalty income for the months of July through December 1998, costs exceeded revenues for the Waddell Ranch properties underlying the Waddell Ranch Net Overriding Royalty Conveyance by $1,218,732. Such excess costs were recovered from net proceeds of the underlying Waddell Ranch properties during the first quarter of 1999 and these properties are again contributing trust royalty income.

Interest income for the quarter ended March 31, 2000, was $16,829 compared to $2,013 during the first quarter of 1999. The increase in interest income is primarily attributable to an increase in funds available for investment. General and administrative expenses during the first quarter of 2000 amounted to $123,821 compared to $143,663 during the first quarter of 1999. The decrease in general and administrative expenses can be primarily attributed to timing differences in the receipt and payment of these expenses.

These transactions resulted in distributable income for the quarter ended March 31, 2000 of $6,266,065 or $.134440 per Unit of beneficial interest. Distributions of $.044802, $.045517 and $.044121 per Unit were made to Unit holders of record as of January 31, February 29 and March 31, 2000, respectively. For the first quarter of 1999, distributable income was $1,634,310 or $.035064 per Unit of beneficial interest.

Royalty income for the Trust for the first quarter of the calendar year is associated with actual oil and gas production for the period November and December of 1999 and January 2000 from the properties from which the Trust's net overriding royalty interests ("Royalties") were carved. Oil and gas sales attributable to the Royalties and the properties from which the Royalties were carved are as follows:

                                                            First Quarter
                                                       -----------------------
                                                          2000         1999
ROYALTIES:
Oil sales (Bbls)                                          198,848      123,698
Gas sales (Mcf)                                           720,243      435,162

PROPERTIES FROM WHICH THE ROYALTIES WERE CARVED:
Oil:
   Total oil sales (Bbls)                                 375,389      454,626
   Average per day (Bbls)                                   4,080        4,942
   Average price per Bbl                               $    23.64   $     9.73
Gas:
   Total gas sales (Mcf)                                1,519,812    1,827,302
   Average per day (Mcf)                                   16,520       19,862
   Average price per Mcf                               $     2.89   $     1.81

The posted price of oil increased to an average price per barrel of $23.64 in the first quarter of 2000, compared to $9.73 in the first quarter of 1999. The Trustee has been advised by BROG that for the period August 1, 1993, through March 31, 2000, the oil from the Waddell Ranch properties was being sold under a competitive bid to a third party. The increase in the average price of gas from $1.81 in the first quarter of 1999 to $2.89 in the first quarter of 2000 is primarily attributable to an increase in the spot prices of natural gas.

Since the oil and gas sales attributable to the Royalties are based on an allocation formula that is dependent on such factors as price and cost (including capital expenditures), the production amounts in the Royalties section of the above table do not provide a meaningful comparison. The oil and gas sales from the properties from which the Royalties are carved decreased slightly for the applicable period in 2000 compared to 1999.

Capital expenditures for drilling, remedial and maintenance activities on the Waddell Ranch properties during the first quarter of 2000 totaled $1,717,000 as compared to $460,000 for the first quarter of 1999. BROG has informed the Trustee that the 2000 capital expenditures budget has been revised to $14.2 million for the Waddell Ranch. The total amount of capital expenditures for 1999 was $1.6 million. Through the first quarter of 2000, capital expenditures of $1,717,000 have been expended.

The Trustee has been advised that there were no wells completed or in progress during the three months ended March 31, 2000 on the Waddell Ranch properties. For the three months ended March 31, 1999, there were 6 gross (2.63 net) wells completed and there were no wells in progress.

Lease operating expense and property taxes totaled $2.9 million for the first quarter of 2000, compared to $3.1 million in the first quarter of 1999 on the Waddell Ranch properties. This decrease is primarily attributable to more efficient field operations on the Waddell Ranch properties.

CALCULATION OF ROYALTY INCOME

         The Trust's royalty income is computed as a percentage of the net profit from the operation of the properties in which the Trust owns net overriding royalty interests. These percentages of net profits are 75% and 95% in the case of the Waddell Ranch properties and the Texas Royalty properties, respectively. Royalty income received by the Trust for the three months ended March 31, 2000 and 1999 respectively, were computed as shown in the table below:


                                                          THREE MONTHS ENDED MARCH 31,
                                            ----------------------------------------------------
                                                       2000                      1999
                                            -------------------------   ------------------------
                                             WADDELL        TEXAS        WADDELL        TEXAS
                                              RANCH        ROYALTY        RANCH        ROYALTY
                                            PROPERTIES    PROPERTIES    PROPERTIES    PROPERTIES
Gross proceeds of sales from
 properties from which the net
 overriding royalties were carved:
 Oil proceeds                               $ 6,825,062   $ 2,048,059   $ 3,501,709   $   922,501
 Gas proceeds                                 3,715,046       682,670     2,968,380       342,195
 Other revenues
                                            -----------   -----------   -----------   -----------
           Total                             10,540,108     2,730,729     6,470,089     1,264,696
                                            -----------   -----------   -----------   -----------

Less:
 Severance tax:
   Oil                                          277,353        78,399       143,676        34,099
   Gas                                          235,367        26,117       221,447        20,485
 Lease operating expense and
   property tax:
   Oil and gas                                2,949,873       150,000     2,916,540       195,000
 Capital expenditures                         1,716,642                     459,899
 Other expense                                                               21,412
                                            -----------   -----------   -----------   -----------

           Total                              5,179,235       254,516     3,762,974       249,584
                                            -----------   -----------   -----------   -----------

Net profits                                   5,360,873     2,476,213     2,707,115     1,015,112
Net overriding royalty interests                     75%           95%           75%           95%
                                            -----------   -----------   -----------   -----------
                                                                          2,030,336       964,356
                                              4,020,655     2,352,402
Less:  excess cost over revenues(a)                                       1,218,732
                                            -----------   -----------   -----------   -----------

Royalty income                              $ 4,020,655   $ 2,352,402   $   811,604   $   964,356
                                            ===========   ===========   ===========   ===========

(a) In calculating Trust royalty income for the months of July through December 1998, costs exceeded revenues by $1,218,732 for the Waddell Ranch properties underlying the Waddell Ranch Net Overriding Royalty Conveyance, dated November 1, 1980. Excess costs from one conveyance cannot reduce royalty income computed under another conveyance. Such excess costs were recovered from net proceeds of the underlying Waddell Ranch properties during the first quarter of 1999 and these properties are again contributing trust royalty income.

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

                     (27)    Financial Data Schedule

                (b)  Reports on Form 8-K

                     No reports were filed during the quarter ended March 31,
                2000.

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

                                           BANK OF AMERICA, N.A.,
                                            TRUSTEE FOR THE
                                            PERMIAN BASIN ROYALTY TRUST




                                           By    /s/ RON E. HOOPER
                                              --------------------------------
                                                      Ron E. Hooper
                                                      Vice President

Date:  May 11, 2000


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




* A copy of this Exhibit is available to any Unit holder, at the actual cost of reproduction, upon written request to the Trustee, Bank of America, N.A.,
    P. O. Box 830650, Dallas, Texas 75202.

**  Filed herewith.