Form 10-Q
period 2000-06-30
PERMIAN BASIN ROYALTY TRUST
filed 2000-08-11
CIK 319654

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    Form 10-Q



                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



                  For the Quarterly Period Ended June 30, 2000


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

Number of Units of beneficial interest of the Trust outstanding at August 1, 2000: 46,608,796

                           PERMIAN BASIN ROYALTY TRUST

                          PART I - FINANCIAL STATEMENTS


Item 1.  Financial Statements

The condensed financial statements included herein have been prepared by Bank of America, N.A. as Trustee for the Permian Basin Royalty Trust, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Trust's latest annual report on Form 10-K. In the opinion of the Trustee, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the assets, liabilities and trust corpus of the Permian Basin Royalty Trust at March 31,2000, and the distributable income and changes in trust corpus for the three-month and six-month periods ended June 30, 2000 and 1999 have been included. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

Deloitte & Touche LLP, independent certified public accountants, has made a limited review of the condensed financial statements as of June 30, 2000 and for the three-month and six-month periods ended June 30, 2000 and 1999 included herein.

BANK OF AMERICA, N.A. AS TRUSTEE
FOR THE PERMIAN BASIN ROYALTY TRUST:

We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of the Permian Basin Royalty Trust as of June 30, 2000 and the related condensed statements of distributable income and changes in trust corpus for the three-month and six-month periods ended June 30, 2000 and 1999. These financial statements are the responsibility of the Trustee.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

The accompanying condensed financial statements are prepared on a modified cash basis as described in Note 1, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America.

Based on our reviews, we are not aware of any material modifications that should be made to such condensed financial statements for them to be in conformity with the basis of accounting described in Note 1.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the statement of assets, liabilities and trust corpus of the Permian Basin Royalty Trust as of December 31, 1999, and the related statements of distributable income and changes in trust corpus for the year then ended (not presented herein); and in our report dated March 25, 2000, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed statement of assets, liabilities and trust corpus as of December 31, 1999 is fairly stated, in all material respects, in relation to the statement of assets, liabilities and trust corpus from which it has been derived.




/s/ DELOITTE & TOUCHE LLP
Dallas, Texas
August 1, 2000

PERMIAN BASIN ROYALTY TRUST

CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS
--------------------------------------------------------------------------------

                                                                      June 30    December 31,
ASSETS                                                                 2000         1999
                                                                    (Unaudited)
Cash and short-term investments                                     $2,939,151   $  2,415,245
Net overriding royalty interests in producing
  oil and gas properties (net of accumulated
  amortization of $8,232,065 and $8,085,238 at
  June 30, 2000 and December 31, 1999, respectively)                 2,743,151      2,889,978
                                                                    ----------   ------------

                                                                    $5,682,302   $  5,305,223
                                                                    ==========   ============

LIABILITIES AND TRUST CORPUS

Distribution payable to Unit holders                                $2,939,151   $  2,415,245
Commitments and contingencies
Trust corpus - 46,608,796 Units of beneficial
  interest authorized and outstanding                                2,743,151      2,889,978
                                                                    ----------   ------------

                                                                    $5,682,302   $  5,305,223
                                                                    ==========   ============


CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

                                        Three Months Ended             Six Months Ended
                                             June 30                        June 30
                                        2000           1999            2000           1999
                                     -----------   -----------      -----------   -----------
Royalty income                       $ 9,037,360   $ 3,957,301      $15,410,417   $ 5,733,261
Interest income                           16,475         4,988           33,304         7,001
                                     -----------   -----------      -----------   -----------
                                       9,053,835     3,962,289       15,443,721     5,740,262

General and administrative
   expenditures                          158,847       116,677          282,668       260,340
                                     -----------   -----------      -----------   -----------

Distributable income                 $ 8,894,989   $ 3,845,612      $15,161,053   $ 5,479,922
                                     ===========   ===========      ===========   ===========

Distributable income per Unit
   (46,608,796 Units)                $   .190844   $   .082509      $   .325283   $   .117573
                                     ===========   ===========      ===========   ===========


            The accompanying notes to condensed financial statements
                    are an integral part of these statements.

PERMIAN BASIN ROYALTY TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)
--------------------------------------------------------------------------------


                                             THREE MONTHS ENDED            SIX MONTHS ENDED
                                                  JUNE 30                      JUNE 30
                                         --------------------------   ---------------------------
                                             2000           1999          2000           1999
Trust corpus, beginning of period        $ 2,811,453    $ 3,281,601   $  2,889,978    $ 3,336,583
Amortization of net overriding
  royalty interests                          (68,302)      (143,686)      (146,827)      (198,668)
Distributable income                       8,894,989      3,845,612     15,161,054      5,479,922
Distributions declared                    (8,894,989)    (3,845,612)   (15,161,054)    (5,479,922)
                                         -----------    -----------   ------------    -----------
Total Trust Corpus                       $ 2,743,151    $ 3,137,915   $  2,743,151    $ 3,137,915
                                         ===========    ===========   ============    ===========

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

     The financial statements of the Trust differ from financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") because revenues are not accrued in the month of production and certain cash reserves may be established for contingencies which would not be accrued in financial statements. Amortization of the Royalties calculated on a unit-of-production basis is charged directly to trust corpus.

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

      The Royalties constitute "economic interests" in oil and gas properties for Federal income tax purposes. Unit holders must report their share of the revenues from the Royalties as ordinary income from oil and gas royalties and are entitled to claim depletion with respect to such income.

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

YEAR 2000 ISSUE

Many existing computer programs use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by the Year 2000. The Trustee has no reason to believe that there was any effect of the Year 2000 significant to the Trust or its vendors. In the event the Trustee learns that a vendor's system was affected, the Trustee will assess the potential risk and develop contingency plans at that time.

THREE MONTHS ENDED JUNE 30, 2000 AND 1999

For the quarter ended June 30, 2000 royalty income received by the Trust amounted to $9,037,360 compared to royalty income of $3,957,301 during the second quarter of 1999. The increase in royalty income is primarily attributable to an increase in average oil and gas prices and production offset by a increase in allocated capital expenditures compared to the second quarter of 1999.

Interest income for the quarter ended June 30, 2000, was $16,475 compared to $4,988 during the second quarter of 1999. The increase in interest income is primarily attributable to an increase in funds available for investment. General and administrative expenses during the second quarter of 2000 amounted to $158,847 compared to $116,677 during the first quarter of 1999. The increase in general and administrative expenses can be primarily attributed to timing differences in the receipt and payment of these expenses.

These transactions resulted in distributable income for the quarter ended June 30, 2000 of $8,894,989 or $.190844 per Unit of beneficial interest. Distributions of $.063643, $.064140 and $.063060 per Unit were made to Unit holders of record as of April 28, May 31 and June 30, 2000, respectively. For the second quarter of 1999, distributable income was $3,845,612 or $.082509 per Unit of beneficial interest.

Royalty income for the Trust for the second quarter of the calendar year is associated with actual oil and gas production for the period of February, March and April 2000 from the properties from which the Trust's net overriding royalty interests ("Royalties") were carved. Oil and gas sales attributable to the Royalties and the properties from which the Royalties were carved are as follows:

                                                            Second Quarter
                                                       -----------------------
                                                          2000         1999
ROYALTIES:
Oil sales (Bbls)                                          231,731      230,223
Gas sales (Mcf)                                           858,916      820,461

PROPERTIES FROM WHICH THE ROYALTIES WERE CARVED:
Oil:
   Total oil sales (Bbls)                                 366,546      430,636
   Average per day (Bbls)                                   4,073        4,839
   Average price per Bbl                               $    28.94   $    11.88
Gas:
   Total gas sales (Mcf)                                1,481,134    1,706,705
   Average per day (Mcf)                                   16,457       19,176
   Average price per Mcf                               $     3.31   $     1.70

The posted price of oil increased to an average price per barrel of $28.94 in the second quarter of 2000, compared to $11.88 in the second quarter of 1999. The Trustee has been advised by BROG that for the period August 1, 1993, through March 31, 2000, the oil from the Waddell Ranch properties was being sold under a competitive bid to a third party. The increase in the average price of gas from $1.70 in the second quarter of 1999 to $3.31 in the second quarter of 2000 is primarily attributable to an increase in the spot prices of natural gas.

Since the oil and gas sales attributable to the Royalties are based on an allocation formula that is dependent on such factors as price and cost (including capital expenditures), the production amounts in the Royalties section of the above table do not provide a meaningful comparison. The oil and gas sales from the properties from which the Royalties are carved decreased for the applicable period in 2000 compared to 1999.

Capital expenditures for drilling, remedial and maintenance activities on the Waddell Ranch properties during the second quarter of 2000 totaled $1,669,000 as compared to $57,000 for the second quarter of 1999. BROG has informed the Trustee that the 2000 capital expenditures budget has been revised to $14.2 million for the Waddell Ranch. The total amount of capital expenditures for 1999 was $1.1 million. Through the second quarter of 2000, capital expenditures of $3.4 million have been expended.

The Trustee has been advised that there were no wells completed or in progress during the three months ended June 30, 2000 on the Waddell Ranch properties. For the three months ended June 30, 1999, there were no gross wells completed and there were no wells in progress.

Lease operating expense and property taxes totaled $1.9 million for the second quarter of 2000, compared to $2.6 million in the second quarter of 1999 on the Waddell Ranch properties. This decrease is primarily attributable to more efficient field operations on the Waddell Ranch properties.

SIX MONTHS ENDED JUNE 30, 2000 AND 1999

For the six months ended June 30, 2000, royalty income received by the Trust amounted to $15,410,417 compared to royalty income of $5,733,261 for the six months ended June 30, 1999. The increase in royalty income is primarily due to a increase in oil and gas prices in the first six months of 2000, compared to the first six months in 1999, offsetting an increase in allocated capital expenditures in the first six months of 2000. In the calculation of royalty income for the month of June 1998, costs exceeded revenues for the Waddell Ranch properties underlying the Waddell Ranch Net Overriding Royalty Conveyance by $396,012. Such excess costs were recovered from net proceeds of the underlying Waddell Ranch properties during the first quarter of 1999 and these properties are again contributing trust royalty income. Interest income for the six months ended June 30, 2000 was $33,304 compared to $7,001 during the six months ended June 30, 1999. The increase in interest income is attributable primarily to a increase in funds available for investment. General and administrative expenses for the six months ended June 30, 2000 were $282,668. During the six months ended June 30, 1999, general and administrative expenses were $260,340. The increase in general and administrative expenses is primarily due to timing differences in the receipt and payment of these expenses.

These transactions resulted in distributable income for the six months ended June 30, 2000 of $15,161,053 or $.325283 per Unit. For the six months ended June 30, 1999, distributable income was $5,479,922 or $.117573 per Unit.

Royalty income for the Trust for the period ended June 30, 2000 is associated with actual oil and gas production for the period November 1999 through April 2000 from the properties from which the Royalties were carved. Oil and gas production attributable to the Royalties and the properties from which the Royalties were carved are as follows:

                                                         FIRST SIX MONTHS
                                                      ----------------------
                                                          2000       1999
ROYALTIES:
Oil sales (Bbls)                                         426,579     353,921
Gas sales (Mcf)                                        1,579,159   1,255,623

PROPERTIES FROM WHICH THE ROYALTIES WERE CARVED:
Oil:
  Total oil sales (Bbls)                                 741,935     885,262
  Average per day (Bbls)                                   4,077       4,891
  Average price per Bbl                               $    26.26  $    10.78
Gas:
  Total gas sales (Mcf)                                3,000,946   3,534,007
  Average per day (Mcf)                                   16,489      19,525
  Average price per Mcf                               $     3.10  $     1.76

The average price of oil increased during the six months ended June 30, 2000, compared to the same period in 1999 was $26.26 per barrel as compared to $10.78 per barrel. The increase in the average price of oil is primarily due to increases in the posted price for oil. The increase in the average price of gas from $1.76 per Mcf for the six months ended June 30, 1999 to $3.10 per Mcf for the six months ended June 30, 2000 is primarily the result of a increase in the spot prices of natural gas.

Since the oil and gas sales attributable to the Royalties are based on an allocation formula that is dependent on such factors as price and cost (including capital expenditures), the production amounts in the Royalties section of the above table do not provide a meaningful comparison. The oil and gas sales from the properties from which the Royalties are carved decreased for the applicable period of 2000 compared to 1999.

The Trust has been advised that no gross and no net productive oil wells on the Waddell Ranch properties were drilled and completed during the six months ended June 30, 2000, and that 6 gross 2.63 net productive oil wells on the Waddell Ranch properties were drilled and com pleted during the six months ended June 30, 1999. Capital expenditures for the Waddell Ranch properties for the six months ended June 30, 2000 totaled $3,386,000 compared to $517,000 for the same period in 1999. BROG has previously advised the Trust that the remaining 2000 capital expenditures budget for the Waddell Ranch properties is $10.8 million.

Lease operating expense and property taxes totaled $5.0 million in 2000 compared to $5.7 million in 1999. The decrease in lease operating expense is primarily attributable to more efficient field operations on the Waddell Ranch properties.

CALCULATION OF ROYALTY INCOME

         The Trust's royalty income is computed as a percentage of the net profit from the operation of the properties in which the Trust owns net overriding royalty interests. These percentages of net profits are 75% and 95% in the case of the Waddell Ranch properties and the Texas Royalty properties, respectively. Royalty income received by the Trust for the three months ended June 30, 2000 and 1999 respectively, were computed as shown in the table below:


                                                          THREE MONTHS ENDED JUNE 30,
                                            ----------------------------------------------------
                                                       2000                      1999
                                            -------------------------   ------------------------
                                             WADDELL        TEXAS        WADDELL        TEXAS
                                              RANCH        ROYALTY        RANCH        ROYALTY
                                            PROPERTIES    PROPERTIES    PROPERTIES    PROPERTIES
Gross proceeds of sales from
 properties from which the net
 overriding royalties were carved:
 Oil proceeds                               $ 8,168,047   $ 2,438,493   $ 3,966,511   $ 1,149,530
 Gas proceeds                                 4,262,742       637,223     2,558,968       345,283
 Other revenues
                                            -----------   -----------   -----------   -----------
           Total                             12,430,789     3,075,716     6,525,479     1,494,813
                                            -----------   -----------   -----------   -----------

Less:
 Severance tax:
   Oil                                          334,369        87,207       161,681        37,416
   Gas                                          275,865        32,390       190,947         8,708
 Lease operating expense and
   property tax:
   Oil and gas                                1,860,217       (11,377)    2,464,194       149,765
 Capital expenditures                         1,669,353                      57,292
 Other expense                                                                             16,000
                                            -----------   -----------   -----------   -----------

           Total                              4,139,804       108,220     2,874,114       211,889
                                            -----------   -----------   -----------   -----------

Net profits                                   8,290,985     2,967,496     3,651,365     1,282,924
Net overriding royalty interests                     75%           95%           75%           95%
                                            -----------   -----------   -----------   -----------

Royalty income                              $ 6,218,239   $ 2,819,121   $ 2,738,523   $ 1,218,778
                                            ===========   ===========   ===========   ===========

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

                     (27)    Financial Data Schedule

                (b)  Reports on Form 8-K

                     No reports were filed during the quarter ended June 30,
                2000.

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

Date:  August 10, 2000


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