Form 10-Q
period 2000-09-30
PERMIAN BASIN ROYALTY TRUST
filed 2000-11-14
CIK 319654

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    Form 10-Q



                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



               For the Quarterly Period Ended September 30, 2000


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

Number of Units of beneficial interest of the Trust outstanding at November 1, 2000: 46,608,796

                           PERMIAN BASIN ROYALTY TRUST

                          PART I - FINANCIAL STATEMENTS


Item 1.  Financial Statements

The condensed financial statements included herein have been prepared by Bank of America, N.A. as Trustee for the Permian Basin Royalty Trust, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Trust's latest annual report on Form 10-K. In the opinion of the Trustee, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the assets, liabilities and trust corpus of the Permian Basin Royalty Trust at September
30, 2000, and the distributable income and changes in trust corpus for the three-month and nine-month periods ended September 30, 2000 and 1999 have been included. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

Deloitte & Touche LLP, independent certified public accountants, has made a limited review of the condensed financial statements as of September 30, 2000 and for the three-month and nine-month periods ended September 30, 2000 and 1999 included herein.

                        INDEPENDENT ACCOUNTANTS' REVIEW REPORT


BANK OF AMERICA, N.A. AS TRUSTEE
FOR THE PERMIAN BASIN ROYALTY TRUST

We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of the Permian Basin Royalty Trust as of September 30, 2000 and the related condensed statements of distributable income and changes in trust corpus for the three-month and nine-month periods ended September 30, 2000 and 1999. These financial statements are the responsibility of the Trustee.

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




/s/ DELOITTE & TOUCHE LLP
Dallas, Texas
November 10, 2000

PERMIAN BASIN ROYALTY TRUST

CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS
--------------------------------------------------------------------------------

                                                                   September 30   December 31,
ASSETS                                                                 2000           1999
                                                                    (Unaudited)
Cash and short-term investments                                    $ 3,194,201    $ 2,415,245
Net overriding royalty interests in producing
  oil and gas properties (net of accumulated
  amortization of $8,301,631 and $8,085,238 at
  September 30, 2000 and December 31, 1999, respectively)            2,673,585      2,889,978
                                                                   -----------    -----------

                                                                   $ 5,867,786    $ 5,305,223
                                                                   ===========    ===========

LIABILITIES AND TRUST CORPUS

Distribution payable to Unit holders                               $ 3,194,201    $ 2,415,245
Commitments and contingencies
Trust corpus - 46,608,796 Units of beneficial
  interest authorized and outstanding                                2,673,585      2,889,978
                                                                   -----------    -----------

                                                                   $ 5,867,786    $ 5,305,223
                                                                   ===========    ===========

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

                                           Three Months Ended                 Nine Months Ended
                                              September 30                       September 30
                                          2000             1999             2000              1999
                                      -----------      -----------      ------------      ------------
Royalty income                        $ 9,486,867      $ 5,965,535      $ 24,897,284      $ 11,698,796
Interest income                            23,172            7,821            56,476            14,822
                                      -----------      -----------      ------------      ------------
                                        9,510,039        5,973,356        24,953,760        11,713,618

General and administrative
   expenditures                            46,978           48,635           329,646           308,975
                                      -----------      -----------       -----------      ------------

Distributable income                  $ 9,463,060      $ 5,924,721      $ 24,624,114      $ 11,404,643
                                      ===========      ===========      ============      ============

Distributable income per Unit
   (46,608,796 Units)                 $  0.203032      $   .127115      $   0.528315      $    .244688
                                      ===========      ===========      ============      ============


            The accompanying notes to condensed financial statements
                    are an integral part of these statements.

PERMIAN BASIN ROYALTY TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)
--------------------------------------------------------------------------------


                                             THREE MONTHS ENDED           NINE MONTHS ENDED
                                                SEPTEMBER 30                 SEPTEMBER 30
                                         --------------------------   ---------------------------
                                             2000           1999          2000           1999
Trust corpus, beginning of period        $ 2,743,157    $ 3,137,915   $  2,889,978   $  3,336,583
Amortization of net overriding
  royalty interests                          (69,572)      (127,207)      (216,393)      (325,875)
Distributable income                       9,463,060      5,924,721     24,624,114     11,404,643
Distributions declared                    (9,463,060)    (5,924,721)   (24,624,114)   (11,404,643)
                                         -----------    -----------   ------------   ------------
Total Trust Corpus                       $ 2,673,585    $ 3,010,708   $  2,673,585   $  3,010,708
                                         ===========    ===========   ============   ============

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

THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

For the quarter ended September 30, 2000 royalty income received by the Trust amounted to $9,486,867 compared to royalty income of $5,965,535 during the third quarter of 1999. The increase in royalty income is primarily attributable to an increase in average oil and gas prices and production offset by a increase in allocated capital expenditures compared to the third quarter of 1999.

Interest income for the quarter ended September 30, 2000, was $23,172 compared to $7,821 during the third quarter of 1999. The increase in interest income is primarily attributable to an increase in funds available for investment. General and administrative expenses during the third quarter of 2000 amounted to $46,979 compared to $48,635 during the third quarter of 1999. The decrease in general and administrative expenses can be primarily attributed to timing differences in the receipt and payment of these expenses.

These transactions resulted in distributable income for the quarter ended September 30, 2000 of $9,463,061 or $.20 per Unit of beneficial interest. Distributions of $.062815, $.071684 and $.068532 per Unit were made to Unit holders of record as of July 31, August 31 and September 29, 2000, respectively. For the third quarter of 1999, distributable income was $5,924,721 or $.127115 per Unit of beneficial interest.

Royalty income for the Trust for the third quarter of the calendar year is associated with actual oil and gas production for the period of May, June and July 2000 from the properties from which the Trust's net overriding royalty interests ("Royalties") were carved. Oil and gas sales attributable to the Royalties and the properties from which the Royalties were carved are as follows:

                                                            Third Quarter
                                                       -----------------------
                                                          2000         1999
ROYALTIES:
Oil sales (Bbls)                                          231,820      247,834
Gas sales (Mcf)                                           893,292    1,007,978

PROPERTIES FROM WHICH THE ROYALTIES WERE CARVED:
Oil:
   Total oil sales (Bbls)                                 367,470      410,051
   Average per day (Bbls)                                   3,994        4,457
   Average price per Bbl                               $    28.44   $    16.14
Gas:
   Total gas sales (Mcf)                                1,528,344    1,749,773
   Average per day (Mcf)                                   16,612       19,019
   Average price per Mcf                               $     3.75   $     2.18

The posted price of oil increased to an average price per barrel of $28.44 in the third quarter of 2000, compared to $16.14 in the third quarter of 1999. The Trustee has been advised by BROG that for the period August 1, 1993, through July 31, 2000, the oil from the Waddell Ranch properties was being sold under a competitive bid to a third party. The increase in the average price of gas from $2.18 in the third quarter of 1999 to $3.75 in the third quarter of 2000 is primarily attributable to an increase in the spot prices of natural gas.

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

Capital expenditures for drilling, remedial and maintenance activities on the Waddell Ranch properties during the third quarter of 2000 totaled $1.1 million as compared to $60,000 for the third quarter of 1999. BROG has informed the Trustee that the 2000 capital expenditures budget has been revised to $14.2 million for the Waddell Ranch. The total amount of capital expenditures for 1999 was $1.1 million. Through the third quarter of 2000, capital expenditures of $4.5 million have been expended.

The Trustee has been advised that there were no wells completed or in progress during the three months ended September 30, 2000 on the Waddell Ranch properties. For the three months ended September 30, 1999, there were no gross wells completed and there were no wells in progress.

Lease operating expense and property taxes totaled $2.3 million for the third quarter of 2000, compared to $2.3 million in the third quarter of 1999 on the Waddell Ranch properties. This decrease is primarily attributable to more efficient field operations on the Waddell Ranch properties.

NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

For the nine months ended September 30, 2000, royalty income received by the Trust amounted to $24,897,284 compared to royalty income of $11,698,796 for the nine months ended September 30, 1999. The increase in royalty income is primarily due to a increase in oil and gas prices in the first nine months of 2000, compared to the first nine months in 1999, offsetting an increase in allocated capital expenditures in the first nine months of 2000. In the calculation of royalty income for the month of June 1998, costs exceeded revenues for the Waddell Ranch properties underlying the Waddell Ranch Net Overriding Royalty Conveyance by $396,012. Such excess costs were recovered from net proceeds of the underlying Waddell Ranch properties during the first quarter of 1999 and these properties are again contributing trust royalty income. Interest income for the nine months ended September 30, 2000 was $56,476 compared to $14,822 during the nine months ended September 30, 1999. The increase in interest income is attributable primarily to a increase in funds available for investment. General and administrative expenses for the nine months ended September 30, 2000 were $329,646. During the nine months ended September 30, 1999, general and administrative expenses were $308,975. The increase in general and administrative expenses is primarily due to timing differences in the receipt and payment of these expenses.

These transactions resulted in distributable income for the nine months ended September 30, 2000 of $24,624,114 or $.528125 per Unit. For the nine months ended September 30, 1999, distributable income was $11,404,643 or $.244688 per Unit.

Royalty income for the Trust for the period ended September 30, 2000 is associated with actual oil and gas production for the period November 1999 through July 2000 from the properties from which the Royalties were carved. Oil and gas production attributable to the Royalties and the properties from which the Royalties were carved are as follows:

                                                        FIRST NINE MONTHS
                                                      ----------------------
                                                          2000       1999
ROYALTIES:
Oil sales (Bbls)                                         658,399     352,147
Gas sales (Mcf)                                        2,472,451   1,213,613

PROPERTIES FROM WHICH THE ROYALTIES WERE CARVED:
Oil:
  Total oil sales (Bbls)                               1,109,405   1,405,613
  Average per day (Bbls)                                   4,049       5,149
  Average price per Bbl                               $    27.06  $    13.23
Gas:
  Total gas sales (Mcf)                                4,529,290   5,425,012
  Average per day (Mcf)                                   16,530      19,872
  Average price per Mcf                               $     3.35  $     2.22

The average price of oil increased during the nine months ended September 30, 2000, compared to the same period in 1999 was $27.06 per barrel as compared to $13.23 per barrel. The increase in the average price of oil is primarily due to increases in the posted price for oil. The increase in the average price of gas from $2.22 per Mcf for the nine months ended September 30, 1999 to $3.35 per Mcf for the nine months ended September 30, 2000 is primarily the result of a increase in the spot prices of natural gas.

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

The Trust has been advised that no gross and no net productive oil wells on the Waddell Ranch properties were drilled and completed during the nine months ended September 30, 2000, and that 15 gross 6.51 net productive oil wells on the Waddell Ranch properties were drilled and completed during the nine months ended September 30, 1999. Capital expenditures for the Waddell Ranch properties for the nine months ended September 30, 2000 totaled $4,500,000 compared to $577,000 for the same period in 1999. BROG has previously advised the Trust that the remaining 2000 capital expenditures budget for the Waddell Ranch properties is $8.7 million.

Lease operating expense and property taxes totaled $7.4 million in 2000 compared to $7.7 million in 1999. The decrease in lease operating expense is primarily attributable to more efficient field operations on the Waddell Ranch properties.

CALCULATION OF ROYALTY INCOME

         The Trust's royalty income is computed as a percentage of the net profit from the operation of the properties in which the Trust owns net overriding royalty interests. These percentages of net profits are 75% and 95% in the case of the Waddell Ranch properties and the Texas Royalty properties, respectively. Royalty income received by the Trust for the three months ended September 30, 2000 and 1999 respectively, were computed as shown in the table below:


                                                             THREE MONTHS ENDED SEPTEMBER 30,
                                         -----------------------------------------------------------------
                                                       2000                              1999
                                         -------------------------------   -------------------------------
                                            WADDELL           TEXAS           WADDELL           TEXAS
                                             RANCH           ROYALTY           RANCH           ROYALTY
                                           PROPERTIES       PROPERTIES       PROPERTIES       PROPERTIES
Gross proceeds of sales from
 properties from which the net
 overriding royalties were carved:
 Oil proceeds                            $ 8,219,876      $ 2,343,951      $    5,154,870   $    1,463,948
 Gas proceeds                              5,111,625          635,166           3,320,747          497,155
 Other revenues                                    0                0                0.00             0.00
                                         -----------      -----------      --------------   --------------
           Total                          13,331,502        2,979,117           8,475,617        1,961,103
                                         -----------      -----------      --------------   --------------

Less:
 Severance tax:
   Oil                                       340,085           88,837             175,363           49,343
   Gas                                       332,924           39,728             124,283           25,620
 Lease operating expense and
   property tax:
   Oil and gas                             2,328,795          150,000           2,299,375          180,270
 Capital expenditures                      1,074,248                0              59,892             0.00
 Other expense                                26,990                0              23,427             0.00
                                         -----------      -----------      --------------   --------------

           Total                           4,103,045          278,565           2,682,340          255,233
                                         -----------      -----------      --------------   --------------

Net profits                                9,228,456        2,700,551           5,793,277        1,705,870
Net overriding royalty interests                0.75             0.95                0.75             0.95
                                         -----------      -----------      --------------   --------------

Royalty income                           $ 6,921,343      $ 2,565,524      $    4,344,958   $    1,620,577
                                         ===========      ===========      ==============   ==============

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

                     (27)    Financial Data Schedule

                (b)  Reports on Form 8-K

                     No reports were filed during the quarter ended
                September 30, 2000.

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

                                           BANK OF AMERICA, N.A.,
                                            TRUSTEE FOR THE
                                            PERMIAN BASIN ROYALTY TRUST




                                           By    /s/ RON E. HOOPER
                                              --------------------------------
                                                      Ron E. Hooper
                                                      Senior Vice President

Date:  November 13, 2000


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