Form 10-K405
period 2000-12-31
PERMIAN BASIN ROYALTY TRUST
filed 2001-03-29
CIK 319654

================================================================================

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

--------------------------------------------------------------------------------


                                    FORM 10-K
(Mark One)

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2000

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                          Commission file number 1-8033

                           PERMIAN BASIN ROYALTY TRUST
    (Exact Name of Registrant as Specified in the Permian Basin Royalty Trust
                                   Indenture)

                         ------------------------------

             Texas                                                                      75-6280532
(State or Other Jurisdiction of                                            (I.R.S. Employer Identification No.)
 Incorporation or Organization)
                                             Bank of America, N.A.
                                               Trust Department
                                                P.O. Box 830650
                                              Dallas, Texas 75202
                                        (Address of Principal Executive
                                              Offices; Zip Code)

                           (Registrant's Telephone Number, Including Area Code)
                                              (214) 209-2400

                        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                                                Name of Each Exchange on
         Title of Each Class                                                        Which Registered
     ----------------------------                                               -----------------------
     Units of Beneficial Interest                                               New York Stock Exchange


        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: None

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

At March 1, 2001, there were 46,608,796 Units of Beneficial Interest of the Trust outstanding with an aggregate market value on that date of $305,287,614.

                       DOCUMENTS INCORPORATED BY REFERENCE

         "Units of Beneficial Interest" at page 1; "Trustee's Discussion and Analysis for the Three-Year Period Ended December 31, 2000" at pages 7 through 8; "Results of the 4th Quarters of 2000 and 1999" at pages 8 through 9; and "Statements of Assets, Liabilities and Trust Corpus," "Statements of Distributable Income," "Statements of Changes in Trust Corpus," "Notes to Financial Statements" and "Independent Auditors' Report" at page 10 et seq., in registrant's Annual Report to security holders for fiscal year ended December 31, 2000 are incorporated herein by reference for Item 5, Item 7 and Item 8 of
Part II of this Report.


================================================================================

                               TABLE OF CONTENTS

                                                                          Page
                                                                          ----
PART I .......................................................................1
       ITEM 1.    Business ...................................................1
       ITEM 2.    Properties .................................................3
                    PRODUCING ACREAGE, WELLS AND DRILLING ....................3
                    OIL AND GAS PRODUCTION ...................................4
                    PRICING INFORMATION ......................................5
                    OIL AND GAS RESERVES .....................................5
                    REGULATION ...............................................8
                                 Federal Natural Gas Regulation ..............8
                                 State Regulation ............................9
                                 Other Regulation ............................9
       ITEM 3.    Legal Proceedings ..........................................9
       ITEM 4.    Submission of Matters to a Vote of Security Holders ........9

PART II ......................................................................9
       ITEM 5.    Market for Units of the Trust and Related Security Holder
                    Matters ..................................................9
       ITEM 6.    Selected Financial Data ....................................9
       ITEM 7.    Management's Discussion and Analysis of Financial
                    Condition and Results of Operation .......................9
       ITEM 7A.   Quantitative and Qualitative Disclosures about Market
                    Risk .....................................................9
       ITEM 8.    Financial Statements and Supplementary Data ...............10
       ITEM 9.    Changes in and Disagreements with Accountants on
                    Accounting and Financial Disclosure .....................10

PART III ....................................................................10
       ITEM 10.   Directors and Executive Officers of the Registrant ........10
       ITEM 11.   Executive Compensation ....................................10
       ITEM 12.   Security Ownership of Certain Beneficial Owners and
                    Management ..............................................11
       ITEM 13.   Certain Relationships and Related Transactions ............12

PART IV .....................................................................13
       ITEM 14.   Exhibits, Financial Statement Schedules and Reports on
                    Form 8-K ................................................13

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

                                     PART I

ITEM 1. BUSINESS

       The Permian Basin Royalty Trust (the "Trust") is an express trust created under the laws of the state of Texas by the Permian Basin Royalty Trust Indenture (the "Trust Indenture") entered into on November 3, 1980, between Southland Royalty Company ("Southland Royalty") and The First National Bank of Fort Worth, as Trustee. Bank of America, N.A., a banking association organized under the laws of the United States, as the successor of The First National Bank of Fort Worth, is now the Trustee of the Trust. The principal office of the Trust (sometimes referred to herein as the "Registrant") is located at 901 Main Street, Dallas, Texas (telephone number 214/209-2400).

       On October 23, 1980, the stockholders of Southland Royalty approved and authorized that company's conveyance of net overriding royalty interests (equivalent to net profits interests) to the Trust for the benefit of the stockholders of Southland Royalty of record at the close of business on the date of the conveyance consisting of a 75% net overriding royalty interest carved out of that company's fee mineral interests in the Waddell Ranch properties in Crane County, Texas and a 95% net overriding royalty interest carved out of that company's major producing royalty properties in Texas. The conveyance of these interests (the "Royalties") was made on November 3, 1980, effective as to production from and after November 1, 1980 at 7:00 a.m. The properties and interests from which the Royalties were carved and which the Royalties now burden are collectively referred to herein as the "Underlying Properties." The Underlying Properties are more particularly described under "Item 2. Properties" herein.

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

       Effective January 1, 1996, Southland Royalty, a wholly-owned subsidiary of Meridian Oil Inc. ("MOI") was merged with and into MOI, by which action the separate corporate existence of Southland Royalty ceased and MOI survived and succeeded to the ownership of all of the assets of Southland Royalty and has assumed all of its rights, powers and privileges, and all of its liabilities and obligations. In 1996, MOI changed its name to Burlington Resources Oil & Gas Company ("BROG").

       The term "net proceeds" as used in the above described conveyance means the excess of "gross proceeds" received by BROG during a particular period over "production costs" for such period. "Gross proceeds" means the amount received by BROG (or any subsequent owner of the Underlying Properties) from the sale of the production attributable to the Underlying Properties, subject to certain adjustments. "Production costs" means, generally, costs incurred on an accrual basis in operating the Underlying Properties, including both capital and non-capital costs; for example, development drilling, production and processing costs, applicable taxes, and operating charges. If production costs exceed gross proceeds in any month, the excess is recovered out of future gross proceeds prior to the making of further payment to the Trust, but the Trust is not liable for any production costs or liabilities attributable to these properties and interests or the minerals produced therefrom. If at any time the Trust receives more than the amount due from the Royalties, it shall not be obligated to return such overpayment, but the amounts payable to it for any subsequent period shall be reduced by such overpaid amount, plus interest, at a rate specified in the conveyance.

       To the extent it has the legal right to do so, BROG is responsible for marketing the production from such properties and interests, either under existing sales contracts or under future arrangements at the best prices and on the best terms it shall deem reasonably obtainable in the circumstances. BROG also has the obligation to maintain books and records sufficient to determine the amounts payable to the Trustee. BROG, however, can sell its interests in the Underlying Properties.

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

ITEM 2. PROPERTIES

       The net overriding royalties conveyed to the Trust include: (1) a 75% net overriding royalty carved out of BROG's (as successor to Southland Royalty) fee mineral interests in the Waddell Ranch in Crane County, Texas (the "Waddell Ranch properties"); and (2) a 95% net overriding royalty carved out of BROG's (as successor to Southland Royalty) major producing royalty interests in Texas (the "Texas Royalty properties"). The net overriding royalty for the Texas Royalty properties is subject to the provisions of the lease agreements under which such royalties were created. References below to "net" wells and acres are to the interests of BROG (from which the Royalties were carved) in the "gross" wells and acres.

       The following information under this ITEM 2 is based upon data and information furnished to the Trustee by BROG.

                      PRODUCING ACREAGE, WELLS AND DRILLING

       Waddell Ranch Properties. The Waddell Ranch properties consist of 78,175 gross (34,205 net) producing acres. A majority of the proved reserves are attributable to six fields: Dune, Sand Hills (Judkins), Sand Hills (McKnight), Sand Hills (Tubb), University-Waddell (Devonian) and Waddell. At December 31, 2000, the Waddell Ranch properties contained 792 gross (328 net) productive oil wells, 175 gross (73 net) productive gas wells and 336 gross (133 net) injection wells.

       BROG is operator of record of the Waddell Ranch properties. All field, technical and accounting operations have been contracted by an agreement between the working interest owners and Coastal Management Corporation ("CMC") but remain under the direction of BROG.

       The Waddell Ranch properties are mature producing properties, and all of the major oil fields are currently being waterflooded for the purpose of facilitating enhanced recovery. Proved reserves and estimated future net revenues attributable to the properties are included in the reserve reports summarized below. BROG does not own the full working interest in any of the tracts constituting the Waddell Ranch properties and, therefore, implementation of any development programs will require approvals of other working interest holders as well as BROG. In addition, implementation of any development programs will be dependent upon oil and gas prices currently being received and anticipated to be received in the future. No wells were drilled and completed on the Waddell Ranch properties during 2000. At December 31, 2000 there were 10 gross (4.88 net) wells in progress on the Waddell Ranch properties. During 1999 there were 6 gross (2.625 net) wells drilled on the Waddell Ranch properties. At December 31, 1999 there were 3 gross (1.375 net) wells in progress on the Waddell Ranch properties. During 1998 there were 52 gross (22.75 net) wells drilled on the Waddell Ranch properties. At December 31, 1998 there were 3 gross (1.375 net) wells in progress on the Waddell Ranch properties.

       BROG has advised the Trustee that the total amount of capital expenditures for 2000 with regard to the Waddell Ranch properties totalled $8.6 million. Capital expenditures include the cost of remedial and maintenance activities. This amount spent is approximately $5.8 million less than the budgeted amount projected by BROG for 2000. BROG has advised the Trustee that the capital expenditures budget for 2001 totals approximately $11 million, of which approximately $4.7 million is attributable to the 2001 drilling program, and $5.5 to workovers and recompletions. Accordingly, there is an increase in capital expenditures for 2001 as compared with the 2000 capital expenditures.

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

                             OIL AND GAS PRODUCTION

       The Trust recognizes production during the month in which the related distribution is received. Production of oil and gas attributable to the Royalties and the Underlying Properties and the related average sales prices attributable to the Underlying Properties for the three years ended December 31, 2000, excluding portions attributable to the adjustments discussed below, were as follows:

                                             WADDELL RANCH                       TEXAS ROYALTY
                                              PROPERTIES                           PROPERTIES
                                   ---------------------------------   ---------------------------------
                                     2000        1999         1998       2000        1999         1998
                                   --------    --------     --------   --------    --------     --------
ROYALTIES:
   Production
         Oil (barrels) .........     584,269     601,148      87,187     335,160     308,204     369,823
         Gas (Mcf) .............   2,654,731   2,754,393     666,864     691,714     709,815     766,085
UNDERLYING PROPERTIES:
   Production
         Oil (barrels) .........   1,119,835   1,309,396   1,475,258     366,275     365,502     434,444
         Gas (Mcf) .............   5,134,829   6,066,149   6,458,411     755,194     841,018     915,025
   Average Price
         Oil/barrel ............   $   28.28   $   14.26   $   12.76   $   26.58   $   14.40   $   12.44
         Gas/Mcf ...............   $    3.65   $    2.11   $    2.13   $    3.58   $    2.09   $    2.06


                                                TOTAL
                                   ---------------------------------
                                     2000        1999         1998
                                   --------    --------     --------
ROYALTIES:
   Production
         Oil (barrels) .........     919,429     909,352     457,010
         Gas (Mcf) .............   3,346,445    3,464,20   1,432,949
UNDERLYING PROPERTIES:
   Production
         Oil (barrels) .........   1,486,110   1,674,898   1,909,702
         Gas (Mcf) .............   5,890,023   6,907,167   7,373,436
   Average Price
         Oil/barrel ............   $   27.66   $   14.29   $   12.69
         Gas/Mcf ...............   $    3.63   $    2.11   $    2.12

         Since the oil and gas sales attributable to the Royalties are based on an allocation formula that is dependent on such factors as price and cost (including capital expenditures), production amounts do not necessarily provide a meaningful comparison.

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

                              PRICING INFORMATION

         Reference is made to "Regulation" for information as to federal regulation of prices of natural gas. The following paragraphs provide information regarding sales of oil and gas from the Waddell Ranch properties. As a royalty owner, BROG is not furnished detailed information regarding sales of oil and gas from the Texas Royalty properties.

         Oil. The Trustee has been advised by BROG that for the period August 1, 1993 through June 30, 2001, the oil from the Waddell Ranch properties is being sold under a competitive bid to independent third parties.

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

         The independent petroleum engineers' reports as to the proved oil and gas reserves attributable to the Royalties conveyed to the Trust were obtained from Cawley, Gillespie & Associates, Inc. The following table presents a reconciliation of proved reserve quantities from January 1, 1998 through December 31, 2000 (in thousands):

                                         WADDELL RANCH                TEXAS ROYALTY
                                          PROPERTIES                    PROPERTIES                     TOTAL
                                   --------------------------    -------------------------   ---------------------------
                                      OIL             GAS          OIL             GAS         OIL              GAS
                                     (Bbls)          (Mcf)        (Bbls)          (Mcf)       (Bbls)           (Mcf)
                                   -----------     ----------    ----------     ----------   ----------      -----------
January 1, 1998 .................     5,023          24,175         4,441          4,629        9,464          28,804
Extensions, discoveries, and
other additions .................        10               4           -0-            -0-           10               4
Revisions of previous estimates..    (2,231)         (6,123)         (285)           100       (2,516)         (6,023)
Production ......................       (87)           (667)         (370)          (766)        (457)         (1,433)
                                    -------         -------       -------        -------      -------         -------
December 31, 1998 ...............     2,715          17,389         3,786          3,963        6,501          21,352
Extensions, discoveries, and
other additions .................        15              49           -0-            -0-           15              49
Revisions of previous estimates..     3,357           8,320           667          2,375        4,024          10,695
Production ......................      (601)         (2,754)         (308)          (710)        (909)         (3,464)
                                    -------         -------       -------        -------      -------         -------
December 31, 1999 ...............     5,486          23,004         4,145          5,628        9,631          28,632
Extensions, discoveries, and
other additions .................       314           1,106             0              0          314           1,106
Revisions of previous estimates..     1,095           9,088            97          1,012        1,192          10,099
Production ......................      (584)         (2,655)         (335)          (692)        (919)         (3,346)
                                    -------         -------       -------        -------      -------         -------
December 31, 2000 ...............     6,311          30,543         3,907          5,948       10,218          36,491
                                    =======         =======       =======        =======      =======         =======

         Estimated quantities of proved developed reserves of crude oil and natural gas as of December 31, 2000, 1999 and 1998 were as follows (in thousands):

                                                    CRUDE OIL               NATURAL GAS
                                                      (Bbls)                    (Mcf)
                                               ---------------------    ---------------------
                  December 31, 2000 .......           8,937                    31,665
                  December 31, 1999 .......           8,200                    24,248
                  December 31, 1998 .......           5,476                    17,444

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

         The 2000, 1999 and 1998 change in the standardized measure of discounted future net cash flows related to future royalty income from proved reserves discounted at 10% is as follows (in thousands):

                                       WADDELL RANCH                          TEXAS ROYALTY
                                         PROPERTIES                             PROPERTIES
                             -----------------------------------   -----------------------------------
                               2000         1999          1998       2000         1999          1998
                             --------     --------      --------   --------     ---------     --------
January 1 ................   $ 102,088    $  25,043    $  63,179    $  52,126    $  22,031    $  40,956
Extensions, discoveries,
and other additions.......      10,281          226           81            0            0            0
Accretion of discount ....      10,209        2,504        6,318        5,213        2,203        4,096
Revisions of previous
estimates and other ......     116,353       88,598      (39,982)      19,379       33,627      (16,796)
Royalty income ...........     (24,902)     (14,283)      (4,553)     (10,934)      (5,735)      (6,225)
                             ---------    ---------    ---------    ---------    ---------    ---------
December 31 ..............   $ 214,029    $ 102,088    $  25,043    $  65,784    $  52,126    $  22,031


                                            TOTAL
                             ------------------------------------
                               2000          1999         1998
                             ---------    ----------    ---------
January 1 ................    $ 154,214    $  47,074    $ 104,135
Extensions, discoveries,
and other additions.......       10,281          226           81
Accretion of discount ....       15,422        4,707       10,414
Revisions of previous
estimates and other ......      135,732      122,225      (56,778)
Royalty income ...........      (35,836)     (20,018)     (10,778)
                              ---------    ---------    ---------
December 31 ..............    $ 279,813    $ 154,214    $  47,074

         Oil and gas prices of $24.65 and $26.46 per barrel and $8.98 and $7.03 per Mcf were used to determine the estimated future net revenues from the Waddell Ranch properties and the Texas Royalty properties, respectively, at December 31, 2000. The extension, discoveries and other additions for the Waddell Ranch properties are proved reserves related to the Waddell (Greyburg) and Running WN (Wolfcamp) fields. The upward revisions of both reserves and discounted future net cash flows for the Waddell Ranch properties and the Texas Royalty properties are due to increases in oil and gas prices from 1999 to 2000.

         Oil and gas prices of $24.05 and $24.19 per barrel and $2.74 and $3.18 per Mcf, respectively, were used to determine the estimated future net revenues from the Waddell Ranch properties and the Texas Royalty properties, respectively, at December 31, 1999. The extension, discoveries and other additions for the Waddell Ranch properties are proved developed producing reserves related to the RM (Clearfork) field. The upward revisions of both reserves and discounted future net cash flows for the Waddell Ranch properties and the Texas Royalty properties were due to increases in oil and gas prices from 1998 to 1999.

         Oil and gas prices of $8.56 and $9.96 per barrel and $1.74 and $1.88 per Mcf, respectively, were used to determine the estimated future net revenues from the Waddell Ranch properties and the Texas Royalty properties at December 31, 1998.

         The following presents estimated future net revenue and the present value of estimated future net revenue, for each of the years ended December 31, 2000, 1999 and 1998 (in thousands except amounts per Unit):

                                              2000                 1999                   1998
                                    --------------------- ---------------------- --------------------
                                     ESTIMATED   PRESENT   ESTIMATED    PRESENT  ESTIMATED   PRESENT
                                    FUTURE NET  VALUE AT   FUTURE NET  VALUE AT  FUTURE NET  VALUE AT
                                      REVENUE      10%      REVENUE       10%     REVENUE      10%
                                    ----------  --------   ---------  ---------  --------- ---------
Total Proved
    Waddell Ranch properties .....   $405,530   $214,029   $184,957   $102,088   $ 50,322   $ 25,043
    Texas Royalty properties .....    138,860     65,784    113,838     52,126     43,290     22,031
                                     --------   --------   --------   --------   --------   --------
                  Total ..........   $544,390   $279,813   $298,795   $154,214   $ 93,612   $ 47,074
                                     ========   ========   ========   ========   ========   ========
Total Proved per Unit ............   $  11.68   $   6.00   $   6.41   $   3.31   $   2.01   $   1.01
                                     ========   ========   ========   ========   ========   ========
Proved Developed
    Waddell Ranch properties .....   $334,734   $187,575   $140,808   $ 85,612   $ 35,607   $ 22,032
    Texas Royalty properties .....    138,860     65,784    113,838     52,126     43,290     22,031
                                     --------   --------   --------   --------   --------   --------
                  Total ..........   $473,594   $253,359   $254,646   $137,738   $ 78,897   $ 44,063
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

         Sales of crude oil, condensate and gas liquids are not currently regulated and are made at market prices. Crude oil prices are affected by a variety of factors. Since domestic crude price controls were lifted in 1981, the principal factors influencing the prices received by producers of domestic crude oil have been the pricing and production of the members of the Organization of Petroleum Export Countries (OPEC).

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

OTHER REGULATION

         The petroleum industry is also subject to compliance with various other federal, state and local regulations and laws, including, but not limited to, environmental protection, occupational safety, resource conservation and equal employment opportunity. The Trustee does not believe that compliance with these laws by the operating parties will have any material adverse effect on Unit holders.

ITEM 3. LEGAL PROCEEDINGS

         There are no material pending legal proceedings to which the Trust is a party or of which any of its property is the subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of Unit holders, through the solicitation of proxies or otherwise, during the fourth quarter ended December 31, 2000.

                                     PART II

ITEM 5. MARKET FOR UNITS OF THE TRUST AND RELATED SECURITY HOLDER MATTERS

         The information under "Units of Beneficial Interest" at page 1 of the Trust's Annual Report to security holders for the year ended December 31, 2000, is herein incorporated by reference.

ITEM 6. SELECTED FINANCIAL DATA

                                                            FOR THE YEAR ENDED DECEMBER 31,
                                        ------------------------------------------------------------------------
                                            2000           1999            1998           1997           1996
                                        -----------     ----------      ----------     ----------     ----------
Royalty income .....................    $35,835,746    $18,799,659     $10,777,901    $22,598,873    $19,930,354
Distributable income ...............     35,545,141     18,471,842      10,414,382     22,190,115     19,488,574
Distributable income per Unit ......       0.762627       0.396317        0.223443       0.476092       0.418131
Distributions per Unit .............       0.762627       0.396317        0.223443       0.476092       0.418131
Total assets, December 31 ..........    $ 5,651,376    $ 5,305,223     $ 3,861,776    $ 5,220,786    $ 5,913,931

ITEM 7. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

         The "Trustee's Discussion and Analysis for the Three Year Period Ended December 31, 2000" and "Results of the 4th Quarters of 2000 and 1999" at pages 7 through 9 of the Trust's Annual Report to security holders for the year ended December 31, 2000 is herein incorporated by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Trust is a passive entity and other than the Trust's ability to periodically borrow money as necessary to pay expenses, liabilities and obligations of the Trust that cannot be paid out of cash held by the Trust, the Trust is prohibited from engaging in borrowing transactions. The amount of any such borrowings is unlikely to be material to the Trust. The Trust periodically holds short term investments acquired with funds held by the Trust pending distribution to Unit holders and funds held in reserve for the payment of Trust expenses and liabilities. Because of the short-term nature of these borrowings and investments and certain limitations upon the types of such investments which may be held by the Trust, the Trustee believes that the Trust is not subject to any material interest rate risk. The Trust does not engage in transactions in foreign currencies which could expose the Trust or Unit holders to any foreign currency related market risk. The Trust invests in no derivative financial instruments and has no foreign operations or long-term debt instruments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Financial Statements of the Trust and the notes thereto at page 10 et seq. of the Trust's Annual Report to security holders for the year ended December 31, 2000, are herein incorporated by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There have been no changes in accountants and no disagreements with accountants on any matter of accounting principles or practices or financial statement disclosures during the twenty-four months ended December 31, 2000.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The Trust has no directors or executive officers. The Trustee is a corporate trustee which may be removed, with or without cause, at a meeting of the Unit holders, by the affirmative vote of the holders of a majority of all the Units then outstanding.

ITEM 11. EXECUTIVE COMPENSATION

         During the years ended December 31, 2000, 1999, and 1998, the Trustee received total remuneration as follows:

             NAME OF INDIVIDUAL OR NUMBER                CAPACITIES IN            CASH
                OF PERSONS IN GROUP                       WHICH SERVED         COMPENSATION         YEAR
             ----------------------------                -------------         ------------         ----
Bank of America, N.A ................................       Trustee              $54,761(1)         1998
                                                                                 $40,272(1)         1999
                                                                                 $57,680(1)         2000

--------------------
(1) Under the Trust Indenture, the Trustee is entitled to an administrative fee for its administrative services, preparation of quarterly and annual statement with attention to tax and legal matters of: (i) 1/20 of 1% of the first $100 million and (ii) Trustee's standard hourly rate in excess of 300 hours annually. The administrative fee is subject to reduction by a credit for funds provision.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

           (a) Security Ownership of Certain Beneficial Owners. The following table sets forth as of March 1, 2001, information with respect to each person known to own beneficially more than 5% of the outstanding Units of the Trust:

                                                              AMOUNT AND NATURE OF
                 NAME AND ADDRESS                             BENEFICIAL OWNERSHIP              PERCENT OF CLASS
                 ----------------                             ---------------------             ----------------
Burlington Resources Oil & Gas Company(1)                       27,577,741 Units                     59.17%
   5051 Westheimer
   Suite 1400
   Houston, Texas 77056-2124

McMorgan & Company (2)                                          5,000,000 Units                      10.73%
   One Bush Street
   Suite 800
   San Francisco, CA 94104

Alpine Capital, L.P.(3)                                         4,260,800 Units                       9.10%
   201 Main Street
   Suite 3100
   Fort Worth, Texas 76102

----------------------
(1) This information was provided to the Securities and Exchange Commission and to the Trust in a Schedule 13G filed with the Securities and Exchange Commission on July 12, 1999 on behalf of McMorgan & Company, an investment adviser registered under the Investment Advisers Act of 1940, (McMorgan), Thomas Allan Morton ("Morton"), and Terry Allen O'Toole ("O'Toole"). Such Schedule 13G reports that McMorgan, Morton, and O'Toole have beneficial ownership of such Units. It is reported in such Schedule 13G that McMorgan, Morton, and O'Toole have sole voting and sole dispositive power with regard to such Units. Morton and O'Toole filed in their capacities as control persons of McMorgan and disclaimed beneficial ownership to such Units involved in such Schedule 13G. The address of Morton and O'Toole is One Bush Street, Suite 800, San Francisco, California 94104.

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

         (b) Security Ownership of Management. The Trustee owns beneficially no securities of the Trust. In various fiduciary capacities, Bank of America, N.A. owned as of March 1, 2001, an aggregate of 249,995 Units with no right to vote 139,196 of these Units, shared right to vote 4,000 of these Units and sole right to vote 106,799 of these Units. Bank of America, N.A., disclaims any beneficial interests in these Units. The number of Units reflected in this paragraph includes Units held by all branches of Bank of America, N.A.

         (c) Change In Control. The Trustee knows of no arrangements which may subsequently result in a change in control of the Trust.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Trust has no directors or executive officers. See Item 11 for the remuneration received by the Trustee during the years ended December 31, 2000, 1999 and 1998 and Item 12(b) for information concerning Units owned by Bank of America, N.A. in various fiduciary capacities.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

           The following documents are filed as a part of this Report:

1.         Financial Statements

           Included in Part II of this Report by reference to the Annual Report of the Trust for the year ended December 31, 2000:

                  Independent Auditors' Report

                  Statements of Assets, Liabilities and Trust Corpus at December 31, 2000 and 1999

                  Statements of Distributable Income for Each of the Three Years in the Period Ended December 31, 2000

                  Statements of Changes in Trust Corpus for Each of the Three Years in the Period Ended December 31, 2000

                  Notes to Financial Statements

2.         Financial Statement Schedules

           Financial statement schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

3.         Exhibits

EXHIBIT
NUMBER            EXHIBIT
------            -------
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

    (c)       -- Net Overriding Royalty Conveyance (Permian Basin Royalty
                 Trust -- Waddell Ranch) from Southland Royalty Company to The
                 First National Bank of Fort Worth (now Bank of America, N.A.), as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit (4)(c) to the Trust's Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980, is incorporated herein by reference.*

    (13)      -- Registrant's Annual Report to security holders for fiscal year ended December 31, 2000.**

    (23)      -- Consent of Cawley, Gillespie & Associates, Inc., reservoir engineer.**

--------------------
* A copy of this Exhibit is available to any Unit holder, at the actual cost of reproduction, upon written request to the Trustee, Bank of America, N.A., P.O. Box 830650, Dallas, Texas 75283-0650.

**       Filed herewith.

                               REPORTS ON FORM 8-K

           During the last quarter of the Trust's fiscal year ended December 31, 2000, there were no reports on Form 8-K filed by the Trust.

                                    SIGNATURE

           PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                       PERMIAN BASIN ROYALTY TRUST

                                       BY:  BANK OF AMERICA, N.A., Trustee



                                       By         /s/ RON E. HOOPER
                                         ----------------------------------
                                                      Ron E. Hooper
                                                      Senior Vice President


Date: March 29, 2001

              (The Trust has no directors or executive officers.)

                                INDEX TO EXHIBITS

EXHIBIT
 NUMBER                             EXHIBIT
-------                             -------
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

    (c)       -- Net Overriding Royalty Conveyance (Permian Basin Royalty
                 Trust -- Waddell Ranch) from Southland Royalty Company to The
                 First National Bank of Fort Worth (now Bank of America, N.A.), as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit (4)(c) to the Trust's Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980, is incorporated herein by reference.*

    (13)      -- Registrant's Annual Report to security holders for fiscal year ended December 31, 2000.**

    (23)      -- Consent of Cawley, Gillespie & Associates, Inc., reservoir engineer.**

--------------------
* A copy of this Exhibit is available to any Unit holder, at the actual cost of reproduction, upon written request to the Trustee, Bank of America, N.A., P.O. Box 830650, Dallas, Texas 75283-0650.

**       Filed herewith.