Form 10-Q
period 2001-03-31
PERMIAN BASIN ROYALTY TRUST
filed 2001-05-11
CIK 319654

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
              FOR THE TRANSITION PERIOD FROM _________ TO ________

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

                                 (214) 209-2400
              (Registrant's Telephone Number, Including Area Code)

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Number of Units of beneficial interest of the Trust outstanding at May 1, 2001: 46,608,796.

                           PERMIAN BASIN ROYALTY TRUST

                         PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

The condensed financial statements included herein have been prepared by Bank of America, N.A. as Trustee for the Permian Basin Royalty Trust, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Trust's latest annual report on Form 10-K. In the opinion of the Trustee, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the assets, liabilities and trust corpus of the Permian Basin Royalty Trust at March 31, 2001, and the distributable income and changes in trust corpus for the three-month periods ended March 31, 2001 and 2000 have been included. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

Deloitte & Touche LLP, independent certified public accountants, has made a limited review of the condensed financial statements as of March 31, 2001 and for the three-month periods ended March 31, 2001 and 2000 included herein.

                         INDEPENDENT ACCOUNTANTS' REPORT


Bank of America, N.A.,
         as Trustee for the Permian Basin Royalty Trust

We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of the Permian Basin Royalty Trust as of March 31, 2001 and the related condensed statements of distributable income and changes in trust corpus for the three-month periods ended March 31, 2001 and 2000. These financial statements are the responsibility of the Trustee.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the statement of assets, liabilities and trust corpus of the Permian Basin Royalty Trust as of December 31, 2000, and the related statements of distributable income and changes in trust corpus for the year then ended (not presented herein); and in our report dated March 20, 2001, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed statement of assets, liabilities and trust corpus as of December 31, 2000 is fairly stated, in all material respects, in relation to the statement of assets, liabilities and trust corpus from which it has been derived.


/s/  DELOITTE & TOUCHE LLP


Dallas, Texas
May 4, 2001

PERMIAN BASIN ROYALTY TRUST

CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS


                                                                                     March 31,       December 31,
                                                                                       2001              2000
                                                                                    ------------     ------------
                                                                                    (Unaudited)
ASSETS

Cash and short-term investments                                                     $  4,294,102     $  3,056,122

Net overriding royalty interests in producing oil and gas properties (net of accumulated amortization of $8,438,214 and $8,379,962 at March 31, 2001 and
    December 31, 2000, respectively)                                                $  2,537,002     $  2,595,254
                                                                                    ------------     ------------

TOTAL ASSETS                                                                        $  6,831,104     $  5,651,376
                                                                                    ============     ============

LIABILITIES AND TRUST CORPUS

Distribution payable to Unit holders                                                $  4,294,102     $  3,056,122

Commitments and contingencies
Trust corpus - 46,608,796 Units of
    beneficial interest authorized and
    outstanding                                                                     $  2,537,002     $  2,595,254
                                                                                    ============     ============

TOTAL LIABILITIES
      AND TRUST CORPUS                                                              $  6,831,104     $  5,651,376
                                                                                    ============     ============


The accompanying notes are an integral part of these financial statements.

PERMIAN BASIN ROYALTY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)



                                            THREE MONTHS    THREE MONTHS
                                               ENDED            ENDED
                                           March 31, 2001   March 31, 2000
                                           --------------   --------------
Royalty income                              $ 12,092,419     $  6,373,057
Interest income                                   26,177           16,829
                                            ------------     ------------
                                              12,118,596        6,389,886

General and administrative expenditures          165,982          123,821
                                            ------------     ------------

Distributable income                        $ 11,952,614     $  6,266,065
                                            ============     ============

Distributable income per Unit
    (46,608,796 Units)                      $        .26     $        .13
                                            ============     ============


The accompanying notes to condensed financial statements are an integral part of these statements.

PERMIAN BASIN ROYALTY TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)


                                             THREE MONTHS        THREE MONTHS
                                                ENDED               ENDED
                                            March 31, 2001      March 31, 2000
                                            --------------      --------------

Trust corpus, beginning of period           $    2,595,254      $    2,889,978

Amortization of net overriding royalty
    interests                                      (58,252)            (78,525)
Distributable income                            11,952,614           6,266,065
Distributions declared                         (11,952,614)         (6,266,065)
                                            --------------      --------------
Trust Corpus, end of period                 $    2,537,002      $    2,811,453
                                            ==============      ==============

Distributions per unit                      $          .26      $          .13
                                            ==============      ==============

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

     o Royalty income is computed separately for each of the conveyances under which the Royalties were conveyed to the Trust. If monthly costs exceed revenues for any conveyance ("excess costs"), such excess cannot reduce royalty income from other conveyances, but is carried forward with accrued interest to be recovered from future net proceeds of that conveyance.

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

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000

For the quarter ended March 31, 2001 royalty income received by the Trust amounted to $12,092,419 compared to royalty income of $6,373,057 during the first quarter of 2000. The increase in royalty income is primarily attributable to significant increases in both oil and gas prices.

Interest income for the quarter ended March 31, 2001, was $26,177 compared to $16,829 during the first quarter of 2000. The increase in interest income is primarily attributable to more funds available for investment. General and administrative expenses during the first quarter of 2001 amounted to $165,982 compared to $123,821 during the first quarter of 2000. The increase in general and administrative expenses can be primarily attributed to the timing of payment of year end expenses.

These transactions resulted in distributable income for the quarter ended March 31, 2001 of $11,952,614, or $.256443 per Unit of beneficial interest. Distributions of $.077108, $.087205 and $.092130 per Unit were made to Unit holders of record as of January 31, February 28 and March 31, 2001, respectively. For the first quarter of 2000, distributable income was $6,266,065, or $.134440 per Unit of beneficial interest.

Royalty income for the Trust for the first quarter of the calendar year is associated with actual oil and gas production for the period November and December of 2000 and January 2001 from the properties from which the Trust's net overriding royalty interests ("Royalties") were carved. Oil and gas sales attributable to the Royalties and the properties from which the Royalties were carved are as follows:


                                                              FIRST QUARTER
                                                     -----------------------------
                                                         2001             2000
                                                     ------------     ------------
ROYALTIES:
Oil sales (Bbls)                                          227,230          198,848
Gas sales (Mcf)                                           927,704          720,243

PROPERTIES FROM WHICH THE ROYALTIES WERE CARVED:
Oil:
    Total oil sales (Bbls)                                382,186          375,389
    Average per day (Bbls)                                  4,154            4,080
    Average price per Bbl                            $      27.90     $      23.64

Gas:
    Total gas sales (Mcf)                               1,590,793        1,519,812
    Average per day (Mcf)                                  17,291           16,520
    Average price per Mcf                            $       6.69     $       2.89


The posted price of oil increased to an average price per barrel of $27.90 per Bbl in the first quarter of 2001, compared to $23.64 per Bbl in the first quarter of 2000. The Trustee has been advised by BROG that for the period August 1, 1993, through March 31, 2001, the oil from the Waddell Ranch properties was being sold under a competitive bid to a third party. The average price of gas increased from $2.89 per Mcf in the first quarter of 2000 to $6.69 per Mcf in the first quarter of 2001.

Since the oil and gas sales attributable to the Royalties are based on an allocation formula that is dependent on such factors as price and cost (including capital expenditures), the production amounts in the Royalties section of the above table do not provide a meaningful comparison. Oil and gas sales volumes from the Underlying Properties increased for the applicable period in 2001 compared to 2000.

Capital expenditures for drilling, remedial and maintenance activities on the Waddell Ranch properties during the first quarter of 2001 totaled $2,379,000 as compared to $1,717,000 for the first quarter of 2000. BROG has informed the Trustee that the 2001 capital expenditures budget has been revised to $4.6 million for the Waddell Ranch. The total amount of capital expenditures for 2000 was $4.6 million. Through the first quarter of 2001, capital expenditures of $2.4 million have been expended.

The Trustee has been advised that there were no wells completed and 10 wells in progress during the three months ended March 31, 2001 or three months ended March 31, 2000 on the Waddell Ranch properties.

Lease operating expense and property taxes totaled $2.7 million for the first quarter of 2001, compared to $2.9 million in the first quarter of 2000 on the Waddell Ranch properties. This decrease is primarily attributable to lower maintenance costs for the quarter.

CALCULATION OF ROYALTY INCOME

The Trust's royalty income is computed as a percentage of the net profit from the operation of the properties in which the Trust owns net overriding royalty interests. These percentages of net profits are 75% and 95% in the case of the Waddell Ranch properties and the Texas Royalty properties, respectively. Royalty income received by the Trust for the three months ended March 31, 2001 and 2000, respectively, were computed as shown in the table below:


                                                                  THREE MONTHS ENDED MARCH 31,
                                                  --------------------------------------------------------------
                                                             2001                               2000
                                                  ----------------------------      ----------------------------
                                                   WADDELL           TEXAS           WADDELL           TEXAS
                                                    RANCH           ROYALTY           RANCH           ROYALTY
                                                  PROPERTIES       PROPERTIES       PROPERTIES       PROPERTIES
                                                  -----------      -----------      -----------      -----------
Gross proceeds of sales from the
    Underlying Properties
    Oil proceeds                                  $ 7,949,466      $ 2,824,057      $ 6,825,062      $ 2,048,059
    Gas proceeds                                    9,741,084        1,021,186        3,715,046          682,670
                                                  -----------      -----------      -----------      -----------
                      Total                        17,690,550        3,845,243       10,540,108        2,730,729
                                                  -----------      -----------      -----------      -----------

Less:
    Severance tax:
        Oil                                           333,403          117,774          277,353           78,399
        Gas                                           634,962           56,519          235,367           26,117
    Lease operating expense and property tax:
        Oil and gas                                 2,679,260          150,000        2,949,873          150,000
    Capital expenditures                            2,379,570              -0-        1,716,642              -0-
                                                  -----------      -----------      -----------      -----------
                      Total                         6,027,195          324,293        5,179,235          254,516
                                                  -----------      -----------      -----------      -----------

Net profits                                        11,663,355        3,520,950        5,360,873        2,476,213
Net overriding royalty interests                           75%              95%              75%              95%
                                                  -----------      -----------      -----------      -----------
Royalty income                                    $ 8,747,516      $ 3,344,903      $ 4,020,655      $ 2,352,402
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

              (b) Reports on Form 8-K

                  No reports were filed during the quarter ended March 31, 2001.

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

Date:  May 11, 2001


               (The Trust has no directors or executive officers.)

                                INDEX TO EXHIBITS





                 EXHIBIT
                  NUMBER               DESCRIPTION
                  ------               -----------
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