Form 10-Q
period 2001-06-30
PERMIAN BASIN ROYALTY TRUST
filed 2001-08-10
CIK 319654

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

--------------------------------------------------------------------------------

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

         Number of Units of beneficial interest of the Trust outstanding at August 1, 2001: 46,608,796.

                           PERMIAN BASIN ROYALTY TRUST

                         PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

The condensed financial statements included herein have been prepared by Bank of America, N.A. as Trustee for the Permian Basin Royalty Trust, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Trust's latest annual report on Form 10-K. In the opinion of the Trustee, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the assets, liabilities and trust corpus of the Permian Basin Royalty Trust at June 30, 2001, and the distributable income and changes in trust corpus for the three-month and six-month periods ended June 30, 2001 and 2000 have been included. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

Deloitte & Touche LLP, independent certified public accountants, has made a limited review of the condensed financial statements as of June 30, 2001 and for the three-month and six-month periods ended June 30, 2001 and 2000 included herein.

                         INDEPENDENT ACCOUNTANTS' REPORT


Bank of America, N.A.,
         as Trustee for the Permian Basin Royalty Trust

We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of the Permian Basin Royalty Trust as of June 30, 2001 and the related condensed statements of distributable income and changes in trust corpus for the three-month and six-month periods ended June 30, 2001 and 2000. These financial statements are the responsibility of the Trustee.

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


/s/  DELOITTE & TOUCHE LLP


Dallas, Texas
August 6, 2001

PERMIAN BASIN ROYALTY TRUST

CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS


                                                                                     June 30,         December 31,
                                                                                       2001               2000
                                                                                    ------------      ------------
                                                                                    (Unaudited)
ASSETS

Cash and short-term investments                                                     $  3,804,184      $  3,056,122

Net overriding royalty interests in producing oil and gas properties (net of accumulated amortization of $8,497,919 and $8,379,962 at June 30, 2001 and
    December 31, 2000, respectively)                                                $  2,477,296      $  2,595,254
                                                                                    ------------      ------------

TOTAL ASSETS                                                                        $  6,281,480      $  5,651,376
                                                                                    ============      ============
LIABILITIES AND TRUST CORPUS

Distribution payable to Unit holders                                                $  3,804,184      $  3,056,122

Commitments and contingencies
Trust corpus - 46,608,796 Units of beneficial interest authorized and
    outstanding                                                                     $  2,477,296      $  2,595,254
                                                                                    ------------      ------------

TOTAL LIABILITIES AND TRUST CORPUS                                                  $  6,281,480      $  5,651,376
                                                                                    ============      ============


The accompanying notes are an integral part of these financial statements.

PERMIAN BASIN ROYALTY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)


                                       Three Months Ended                Six Months Ended
                                             June 30                          June 30
                                   ----------------------------      ----------------------------
                                       2001             2000             2001             2000
                                   -----------      -----------      -----------      -----------
Royalty income                     $12,042,995      $ 9,037,360      $24,135,414      $15,410,417
Interest income                         24,282           16,475           50,459           33,304
                                   -----------      -----------      -----------      -----------
                                    12,067,277        9,053,835       24,185,873       15,443,721

General and administrative
    expenditures                       131,034          158,846          297,015          282,668
                                   -----------      -----------      -----------      -----------

Distributable income               $11,936,243      $ 8,894,989      $23,888,858      $15,161,053
                                   ===========      ===========      ===========      ===========

Distributable income per Unit
    (46,608,796 Units)             $   .256094      $   .190844      $   .512540      $   .325283
                                   ===========      ===========      ===========      ===========


The accompanying notes to condensed financial statements are an integral part of these statements.

PERMIAN BASIN ROYALTY TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)


                                                    Three Months Ended                     Six Months Ended
                                                         June 30                               June 30
                                             -------------------------------       -------------------------------
                                                 2001               2000               2001               2000
                                             ------------       ------------       ------------       ------------

Trust corpus, beginning of period            $  2,537,002       $  2,811,453       $  2,595,254       $  2,889,978

Amortization of net overriding royalty
    interests                                     (59,706)           (68,302)          (117,958)          (146,827)
Distributable income                           11,936,243          8,894,989         23,888,858         15,161,054
Distributions declared                        (11,936,243)        (8,894,989)       (23,888,858)       (15,161,054)
                                             ------------       ------------       ------------       ------------
Total Trust Corpus, end of period            $  2,477,296       $  2,743,151       $  2,477,296       $  2,743,151
                                             ============       ============       ============       ============

Distributions per unit                       $    .256094       $    .190844       $    .512540       $    .325283
                                             ============       ============       ============       ============

PERMIAN BASIN ROYALTY TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


1. BASIS OF ACCOUNTING

The Permian Basin Royalty Trust (the "Trust") was established as of November 1, 1980. The net overriding royalties conveyed to the Trust include: (1) a 75% net overriding royalty carved out of Southland Royalty Company's fee mineral interests in the Waddell ranch in Crane County, Texas (the "Waddell Ranch properties"); and (2) a 95% net overriding royalty carved out of Southland Royalty Company's major producing royalty interests in Texas (the "Texas Royalty properties"). The net overriding royalty for the Texas Royalty properties is subject to the provisions of the lease agreements under which such royalties were created. The financial statements of the Trust are prepared on the following basis:

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

THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS ENDED JUNE 30, 2000

For the quarter ended June 30, 2001 royalty income received by the Trust amounted to $12,042,995 compared to royalty income of $9,037,360 during the second quarter of 2000. The increase in royalty income is primarily attributable to significant increases in both oil and gas prices.

Interest income for the quarter ended June 30, 2001, was $24,282 compared to $16,475 during the second quarter of 2000. The increase in interest income is primarily attributable to more funds available for investment. General and administrative expenses during the second quarter of 2001 amounted to $131,034 compared to $158,846 during the second quarter of 2000. The decrease in general and administrative expenses can be primarily attributed to the timing of payment of year end expenses.

These transactions resulted in distributable income for the quarter ended June 30, 2001 of $11,936,243, or $.256094 per Unit of beneficial interest. Distributions of $.094147, $.080327 and $.081619 per Unit were made to Unit holders of record as of April 30, May 31 and June 29, 2001, respectively. For the second quarter of 2000, distributable income was $8,894,989, or $.190844 per Unit of beneficial interest.

Royalty income for the Trust for the second quarter of the calendar year is associated with actual oil and gas production for the period of February, March and April 2001 from the properties from which the Trust's net overriding royalty interests ("Royalties") were carved. Oil and gas sales attributable to the Royalties and the properties from which the Royalties were carved are as follows:


                                                              SECOND QUARTER
                                                      ------------------------------
                                                          2001              2000
                                                      ------------      ------------
ROYALTIES:
Oil sales (Bbls)                                           257,885           231,731
Gas sales (Mcf)                                          1,088,264           858,916

PROPERTIES FROM WHICH THE ROYALTIES WERE CARVED:
Oil:
    Total oil sales (Bbls)                                 358,010           366,546
    Average per day (Bbls)                                   4,023             4,073
    Average price per Bbl                             $      24.40      $      28.94

Gas:
    Total gas sales (Mcf)                                1,583,761         1,481,134
    Average per day (Mcf)                                   17,795            16,457
    Average price per Mcf                             $       5.64      $       3.31


The posted price of oil decreased to an average price per barrel of $24.40 per Bbl in the second quarter of 2001, compared to $28.94 per Bbl in the second quarter of 2000. The Trustee has been advised by BROG that for the period August 1, 1993, through June 30, 2001, the oil from the Waddell Ranch properties was being sold under a competitive bid to a third party. The average price of gas increased from $3.31 per Mcf in the second quarter of 2000 to $5.64 per Mcf in the second quarter of 2001. This increase is primarily attributable to an increase in gas prices earlier in the year of 2001.

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

Capital expenditures for drilling, remedial and maintenance activities on the Waddell Ranch properties during the second quarter of 2001 totaled $226,000 as compared to $1,669,000 for the second quarter of 2000. BROG has informed the Trustee that the 2001 capital expenditures budget has been revised to $4.6 million for the Waddell Ranch. The total amount of capital expenditures for 2000 was $4.6 million. Through the second quarter of 2001, capital expenditures of $2.6 million have been expended.

The Trustee has been advised that there were 3 wells completed or in progress during the three months ended June 30, 2001 as compared to no wells for the three months ended June 30, 2000 on the Waddell Ranch properties.

Lease operating expense and property taxes totaled $1.65 million for the second quarter of 2001, compared to $1.9 million in the second quarter of 2000 on the Waddell Ranch properties. This decrease is primarily attributable to lower maintenance costs for the quarter.

SIX MONTHS ENDED JUNE 30, 2001 AND 2000

For the six months ended June 30, 2001, royalty income received by the Trust amounted to $24,135,414 compared to royalty income of $15,410,417 for the six months ended June 30, 2000. The increase in royalty income is primarily due to an increase in gas prices in the first six months of 2001, compared to the first six months in 2000, offsetting an increase in allocated capital expenditures in the first six months of 2001. Interest income for the six months ended June 30, 2001 was $50,459 compared to $33,304 for the six months ended June 30, 2000. The increase in interest income is attributable primarily to an increase in funds available for investment. General and administrative expenses for the six months ended June 30, 2001 were $297,015. During the six months ended June 30, 2000, general and administrative expenses were $282,668. The increase in general and administrative expenses is primarily due to timing differences in the receipt and payment of these expenses.

These transactions resulted in distributable income for the six months ended June 30, 2001 of $23,888,858, or $.512540, per Unit. For the six months ended June 30, 2000, distributable income was $15,161,053 or $.325283 per Unit.

Royalty income for the Trust for the period ended June 30, 2001 is associated with actual oil and gas production for the period November 2000 through April 2001 from the properties from which the Royalties were carved. Oil and gas production attributable to the Royalties and the properties from which the Royalties were carved are as follows:


                                                         FIRST SIX MONTHS
                                                      ------------------------
                                                         2001           2000
                                                      ---------      ---------
ROYALTIES:
Oil sales (Bbls)                                        485,115        426,579
Gas sales (Mcf)                                       2,015,968      1,579,159

PROPERTIES FROM WHICH THE ROYALTIES WERE CARVED:
Oil:
    Total oil sales (Bbls)                              740,196        741,935
    Average per day (Bbls)                                4,089          4,077
    Average price per Bbl                            $    24.70     $    26.26
Gas:
    Total gas sales (Mcf)                             3,174,554      3,000,946
    Average per day (Mcf)                                17,539         16,489
    Average price per Mcf                            $     5.63     $     3.10

The average price of oil decreased during the six months ended June 30, 2001 to $24.70 per barrel compared to $26.26 per barrel for the same period in 2000. The decrease in the average price of oil is primarily due to lagging demand in 2001, caused by a worldwide economic slowdown. The increase in the average price of gas from $3.10 per Mcf for the six months ended June 30, 2000 to $5.63 per Mcf for the six months ended June 30, 2001 is primarily the result of an increase in the spot prices of natural gas.

Since the oil and gas sales volumes attributable to the Royalties are based on an allocation formula that is dependent on such factors as price and cost (including capital expenditures), the production amounts in the Royalties section of the above table do not provide a meaningful comparison. The oil and gas sales volumes from the properties from which the Royalties are carved have remained relatively constant for the applicable period of 2001 compared to 2000.

The Trust has been advised that 3 gross and 1 net productive oil wells were drilled and completed on the Waddell Ranch properties during the six months ended June 30, 2001 while none were drilled or completed during the six months ended June 30, 2000. Capital expenditures for the Waddell Ranch properties for the six months ended June 30, 2001 totaled $2,606,000 compared to $3,386,000 for the same period in 2000. BROG has previously advised the Trust that the remaining 2001 capital expenditures budget for the Waddell Ranch properties is $2 million.

Lease operating expense and property taxes totaled $4.3 million in 2001 compared to $5.0 million in 2000. The decrease in lease operating expense is primarily attributable to more efficient field operations on the Waddell Ranch properties.

CALCULATION OF ROYALTY INCOME

The Trust's royalty income is computed as a percentage of the net profit from the operation of the properties in which the Trust owns net overriding royalty interests. These percentages of net profits are 75% and 95% in the case of the Waddell Ranch properties and the Texas Royalty properties, respectively. Royalty income received by the Trust for the three months ended June 30, 2001 and 2000, respectively, were computed as shown in the table below:


                                                                       THREE MONTHS ENDED JUNE 30,
                                                   -----------------------------------------------------------------
                                                             2001                                  2000
                                                   -----------------------------       -----------------------------
                                                    WADDELL            TEXAS            WADDELL            TEXAS
                                                     RANCH            ROYALTY            RANCH            ROYALTY
                                                   PROPERTIES        PROPERTIES        PROPERTIES        PROPERTIES
                                                   -----------       -----------       -----------       -----------
Gross proceeds of sales from the
    Underlying Properties
    Oil proceeds                                   $ 6,560,767       $ 2,281,884       $ 8,168,047       $ 2,438,493
    Gas proceeds                                     7,616,725         1,302,814         4,262,742           637,223
                                                   -----------       -----------       -----------       -----------
                      Total                         14,177,492         3,584,698        12,430,789         3,075,716
                                                   -----------       -----------       -----------       -----------

Less:
    Severance tax:
        Oil                                            275,169            87,141           334,369            87,207
        Gas                                             67,475            87,728           275,865            32,390
    Lease operating expense and property tax:
        Oil and gas                                  1,680,388           150,000         1,860,217           (11,377)
    Capital expenditures                               226,251                --         1,669,353                --
    Expense
                                                   -----------       -----------       -----------       -----------
                      Total                          2,249,283           324,869         4,139,804           108,220
                                                   -----------       -----------       -----------       -----------

Net profits                                         11,928,209         3,259,829         8,290,985         2,967,496
Net overriding royalty interests                            75%               95%               75%               95%
                                                   -----------       -----------       -----------       -----------
Royalty income                                     $ 8,946,157       $ 3,096,838       $ 6,218,239       $ 2,819,121
                                                   ===========       ===========       ===========       ===========

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Trust's market risk, as disclosed in the Trust's annual report on Form 10-K for the fiscal year ended December 31, 2000.

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

              (b) Reports on Form 8-K

              No reports were filed during the quarter ended June 30, 2001.

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

                                           BANK OF AMERICA, N.A.,
                                               TRUSTEE FOR THE
                                               PERMIAN BASIN ROYALTY TRUST




                                           By       /s/ RON E. HOOPER
                                             -----------------------------------
                                                    Ron E. Hooper
                                                    Senior Vice President

Date:  August 10, 2001


               (The Trust has no directors or executive officers.)