Form 10-Q
period 2001-09-30
PERMIAN BASIN ROYALTY TRUST
filed 2001-11-14
CIK 319654

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

--------------------------------------------------------------------------------


                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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



                              Bank of America, N.A.
                                Trust Department
                                 901 Main Street
                               Dallas, Texas 75202
                         (Address of Principal Executive
                               Offices; Zip Code)

                                 (214) 209-2400
              (Registrant's Telephone Number, Including Area Code)


        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

        Number of Units of beneficial interest of the Trust outstanding at November 1, 2001: 46,608,796.

                           PERMIAN BASIN ROYALTY TRUST

                         PART I - FINANCIAL INFORMATION


ITEM 1.         FINANCIAL STATEMENTS

The condensed financial statements included herein have been prepared by Bank of America, N.A. as Trustee for the Permian Basin Royalty Trust, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Trust's latest annual report on Form 10-K. In the opinion of the Trustee, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the assets, liabilities and trust corpus of the Permian Basin Royalty Trust at September 30, 2001, and the distributable income and changes in trust corpus for the three-month and nine-month periods ended September 30, 2001 and 2000 have been included. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

Deloitte & Touche LLP, independent certified public accountants, has made a limited review of the condensed financial statements as of September 30, 2001 and for the three-month and nine-month periods ended September 30, 2001 and 2000 included herein.

                         INDEPENDENT ACCOUNTANTS' REPORT


Bank of America, N.A.,
        as Trustee for the Permian Basin Royalty Trust

We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of the Permian Basin Royalty Trust as of September 30, 2001 and the related condensed statements of distributable income and changes in trust corpus for the three-month and nine-month periods ended September 30, 2001 and 2000. These financial statements are the responsibility of the Trustee.

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


/s/ DELOITTE & TOUCHE LLP


Dallas, Texas
November 5, 2001

PERMIAN BASIN ROYALTY TRUST

CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

                                                               September 30,       December 31,
                                                                   2001                2000
                                                               -------------       ------------
                                                                (Unaudited)
ASSETS
------

Cash and short-term investments                                 $ 2,255,830         $ 3,056,122

Net overriding royalty interests in producing
    oil and gas properties (net of accumulated
    amortization of $8,547,962 and
    $8,379,962 at September 30, 2001 and
    December 31, 2000, respectively)                              2,427,254           2,595,254
                                                                -----------         -----------

TOTAL ASSETS                                                    $ 4,683,084         $ 5,651,376
                                                                ===========         ===========

LIABILITIES AND TRUST CORPUS
----------------------------

Distribution payable to Unit holders                            $ 2,255,830         $ 3,056,122

Commitments and contingencies
Trust corpus - 46,608,796 Units of beneficial
    interest authorized and outstanding                           2,427,254           2,595,254
                                                                -----------         -----------

TOTAL LIABILITIES
      AND TRUST CORPUS                                          $ 4,683,084         $ 5,651,376
                                                                ===========         ===========


The accompanying notes are an integral part of these financial statements.

PERMIAN BASIN ROYALTY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)


                                                 Three Months Ended                    Nine Months Ended
                                                     September 30                         September 30
                                           -------------------------------       -------------------------------
                                               2001               2000               2001               2000
                                           ------------       ------------       ------------       ------------

Royalty income                             $  8,433,236       $  9,486,867       $ 32,568,650       $ 24,897,284
Interest income                                  17,543             23,172             68,002             56,476
                                           ------------       ------------       ------------       ------------
                                              8,450,779          9,510,039         32,636,652         24,953,760

General and administrative
    expenditures                                 74,320             46,979            371,336            329,646
                                           ------------       ------------       ------------       ------------

Distributable income                       $  8,376,459       $  9,463,060       $ 32,265,316       $ 24,624,114
                                           ============       ============       ============       ============

Distributable income per Unit
    (46,608,796 Units)                     $    .179718       $    .203032       $    .692258       $    .528315
                                           ============       ============       ============       ============


The accompanying notes to condensed financial statements are an integral part of these statements.

PERMIAN BASIN ROYALTY TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

                                                          Three Months Ended                      Nine Months Ended
                                                              September 30                           September 30
                                                    --------------------------------        --------------------------------
                                                        2001                2000                2001                2000
                                                    ------------        ------------        ------------        ------------

Trust corpus, beginning of period                   $  2,477,296        $  2,743,157        $  2,595,254        $  2,889,978

Amortization of net overriding royalty
    interests                                            (50,042)            (69,572)           (168,000)           (216,393)
Distributable income                                   8,376,459           9,463,060          32,265,316          24,624,114
Distributions declared                                (8,376,459)         (9,463,060)        (32,265,316)        (24,624,114)
                                                    ------------        ------------        ------------        ------------
Total Trust Corpus, end of period                   $  2,427,254        $  2,673,585        $  2,427,254        $  2,673,585
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

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2000

For the quarter ended September 30, 2001 royalty income received by the Trust amounted to $8,433,236 compared to royalty income of $9,486,867 during the third quarter of 2000. The decrease in royalty income is primarily attributable to decreases in both oil and gas prices.

Interest income for the quarter ended September 30, 2001, was $17,543 compared to $23,172 during the third quarter of 2000. The decrease in interest income is primarily attributable to less funds available for investment. General and administrative expenses during the third quarter of 2001 amounted to $74,320 compared to $46,979 during the third quarter of 2000. The increase in general and administrative expenses can be primarily attributed to the timing of payment of annual expenses.

These transactions resulted in distributable income for the quarter ended September 30, 2001 of $8,376,459, or $.18 per Unit of beneficial interest. Distributions of $.072291, $.59027 and $.048399 per Unit were made to Unit holders of record as of July 31, August 31 and September 28, 2001, respectively. For the third quarter of 2000, distributable income was $9,463,060, or $.20 per Unit of beneficial interest.

Royalty income for the Trust for the third quarter of the calendar year is associated with actual oil and gas production for the period of May, June and July 2001 from the properties from which the Trust's net overriding royalty interests ("Royalties") were carved. Oil and gas sales attributable to the Royalties and the properties from which the Royalties were carved are as follows:

                                                                     THIRD QUARTER
                                                             ------------------------------
                                                                  2001              2000
                                                            -------------     -------------
ROYALTIES:
Oil sales (Bbls)                                                  216,148           231,820
Gas sales (Mcf)                                                   944,179           893,292

PROPERTIES FROM WHICH THE ROYALTIES WERE CARVED:
Oil:
    Total oil sales (Bbls)                                        343,865           367,470
    Average per day (Bbls)                                          3,738             3,994
    Average price per Bbl                                   $       24.59     $       28.44

Gas:
    Total gas sales (Mcf)                                       1,636,098         1,528,344
    Average per day (Mcf)                                          17,784            16,612
    Average price per Mcf                                   $        3.74     $        3.75

The posted price of oil decreased to an average price per barrel of $24.59 per Bbl in the third quarter of 2001, compared to $28.44 per Bbl in the third quarter of 2000. The Trustee has been advised by BROG that for the period August 1, 1993, through September 30, 2001, the oil from the Waddell Ranch properties was being sold under a competitive bid to a third party. The average price of gas decreased from $3.75 per Mcf in the third quarter of 2000 to $3.74 per Mcf in the third quarter of 2001. This decrease is primarily attributable to the softening market for natural gas nationwide.

Since the oil and gas sales attributable to the Royalties are based on an allocation formula that is dependent on such factors as price and cost (including capital expenditures), the production amounts in the Royalties section of the above table do not provide a meaningful comparison. Oil sales volumes from the Underlying Properties have decreased for the applicable period in 2001 compared to 2000 being offset by increases in gas sales volumes.

Capital expenditures for drilling, remedial and maintenance activities on the Waddell Ranch properties during the third quarter of 2001 totaled $394,000 as compared to $1.1 million for the third quarter of 2000. BROG has informed the Trustee that the 2001 capital expenditures budget has been revised to $4.6 million for the Waddell Ranch. The total amount of capital expenditures for 2000 was $4.6 million. Through the third quarter of 2001, capital expenditures of $3.0 million have been expended.

The Trustee has been advised that there were 3 wells completed or in progress during the three months ended September 30, 2001 as compared to no wells for the three months ended September 30, 2000 on the Waddell Ranch properties.

Lease operating expense and property taxes totaled $2.6 million for the third quarter of 2001, compared to $2.3 million in the third quarter of 2000 on the Waddell Ranch properties. This increase is primarily attributable to higher maintenance costs for the quarter.

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2000

For the nine months ended September 30, 2001, royalty income received by the Trust amounted to $32,568,650 compared to royalty income of $24,897,284 for the nine months ended September 30, 2000. The increase in royalty income is primarily due to an increase in gas prices in the first nine months of 2001, compared to the first nine months in 2000. Interest income for the nine months ended September 30, 2001 was $68,002 compared to $56,476 for the nine months ended September 30, 2000. The increase in interest income is attributable primarily to an increase in funds available for investment. General and administrative expenses for the nine months ended September 30, 2001 were $371,336. During the nine months ended September 30, 2000, general and administrative expenses were $329,646. The increase in general and administrative expenses is primarily due to timing differences in the receipt and payment of these expenses.

These transactions resulted in distributable income for the nine months ended September 30, 2001 of $32,265,316, or $.692258, per Unit. For the nine months ended September 30, 2000, distributable income was $24,624,114 or $.528315 per Unit.

Royalty income for the Trust for the nine month period ended September 30, 2001 is associated with actual oil and gas production for the period through July 2001 from the properties from which the Royalties were carved. Oil and gas production attributable to the Royalties and the properties from which the Royalties were carved are as follows:

                                                             FIRST NINE MONTHS
                                                       -----------------------------
                                                            2001            2000
                                                       -------------   -------------
ROYALTIES:
Oil sales (Bbls)                                             701,263         658,399
Gas sales (Mcf)                                            2,960,147       2,472,451

PROPERTIES FROM WHICH THE ROYALTIES WERE CARVED:
Oil:
    Total oil sales (Bbls)                                 1,084,061       1,109,405
    Average per day (Bbls)                                     3,970           4,049
    Average price per Bbl                              $       25.59   $       27.06
Gas:
    Total gas sales (Mcf)                                  4,810,652       4,529,290
    Average per day (Mcf)                                     17,621          16,530
    Average price per Mcf                              $        5.36   $        3.35

The average price of oil decreased during the nine months ended September 30, 2001 to $25.59 per barrel compared to $27.06 per barrel for the same period in 2000. The decrease in the average price of oil is primarily due to lagging demand in 2001, caused by a worldwide economic slowdown. The increase in the average price of gas from $3.35 per Mcf for the nine months ended September 30, 2000 to $5.36 per Mcf for the nine months ended September 30, 2001 is primarily the result of an increase in the spot prices of natural gas for the first nine months of 2001.

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

The Trust has been advised that 7 gross and 3 net productive oil wells were drilled and completed on the Waddell Ranch properties during the nine months ended September 30, 2001 or during the nine months ended September 30, 2000. Capital expenditures for the Waddell Ranch properties for the nine months ended September 30, 2001 totaled $2,999,000 compared to $4,500,000 for the same period in 2000.

Lease operating expense and property taxes totaled $7.0 million in 2001 compared to $7.4 million in 2000. The decrease in lease operating expense is primarily attributable to more efficient field operations on the Waddell Ranch properties.

CALCULATION OF ROYALTY INCOME

The Trust's royalty income is computed as a percentage of the net profit from the operation of the properties in which the Trust owns net overriding royalty interests. These percentages of net profits are 75% and 95% in the case of the Waddell Ranch properties and the Texas Royalty properties, respectively. Royalty income received by the Trust for the three months ended September 30, 2001 and 2000, respectively, were computed as shown in the table below:

                                                                                THREE MONTHS ENDED SEPTEMBER 30,
                                                         ------------------------------------------------------------------------
                                                                       2001                                   2000
                                                         --------------------------------        --------------------------------
                                                           WADDELL              TEXAS              WADDELL              TEXAS
                                                            RANCH              ROYALTY              RANCH              ROYALTY
                                                          PROPERTIES          PROPERTIES          PROPERTIES          PROPERTIES
                                                         ------------        ------------        ------------        ------------

Gross proceeds of sales from the
    Underlying Properties
    Oil proceeds                                         $  6,403,660        $  2,079,708        $  8,219,877        $  2,343,951
    Gas proceeds                                            5,077,883             841,330           5,111,625             635,166
                                                         ------------        ------------        ------------        ------------
                      Total                                11,481,543           2,921,038          13,331,502           2,979,117
                                                         ------------        ------------        ------------        ------------

Less:
    Severance tax:
        Oil                                                   267,953              79,269             340,086              88,837
        Gas                                                   275,778              54,729             332,925              39,728
    Lease operating expense and property tax:
        Oil and gas                                         2,623,728             155,125           2,328,796             150,000
    Capital expenditures                                      393,528                  --           1,074,248                   0
    Other                                                      10,000                                  26,990                   0
                                                         ------------        ------------        ------------        ------------
                      Total                                 3,570,987             289,123           4,103,045             278,565
                                                         ------------        ------------        ------------        ------------

Net profits                                                 7,910,556           2,631,915           9,228,456           2,700,551
Net overriding royalty interests                                  75%                 95%                 75%                 95%
                                                         ------------        ------------        ------------        ------------
Royalty income                                           $  5,932,917        $  2,500,319        $  6,921,343        $  2,565,524
                                                         ============        ============        ============        ============

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

                    (b) Reports on Form 8-K

                    No reports were filed during the quarter ended September 30, 2001.

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

                                         BANK OF AMERICA, N.A.,
                                             TRUSTEE FOR THE
                                             PERMIAN BASIN ROYALTY TRUST




                                         By    /s/ RON E. HOOPER
                                           -------------------------------------
                                               Ron E. Hooper
                                               Senior Vice President
                                               Trust Administrator

Date: November 14, 2001



              (The Trust has no directors or executive officers.)

                                INDEX TO EXHIBITS




Sequentially
Numbered        Exhibit
Page            Number           Exhibit

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