Form 10-K405
period 2001-12-31
PERMIAN BASIN ROYALTY TRUST
filed 2002-03-28
CIK 319654

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                   FORM 10-K

(Mark One)
    [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934



             FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001



                                   OR




    [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 1-8033

                          PERMIAN BASIN ROYALTY TRUST
   (Exact name of Registrant as Specified in the Permian Basin Royalty Trust
                                   Indenture)
                             ---------------------

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     At March 1, 2002, there were 46,608,796 Units of Beneficial Interest of the Trust outstanding with an aggregate market value on that date of $241,899,651.

                      DOCUMENTS INCORPORATED BY REFERENCE

     "Units of Beneficial Interest" at page 1; "Trustee's Discussion and Analysis for the Three-Year Period Ended December 31, 2001" at pages 7 through 8; "Results of the 4th Quarters of 2001 and 2000" at pages 8 through 9; and "Statements of Assets, Liabilities and Trust Corpus," "Statements of Distributable Income," "Statements of Changes in Trust Corpus," "Notes to Financial Statements" and "Independent Auditors' Report" at page 10 et seq., in registrant's Annual Report to security holders for fiscal year ended December 31, 2001 are incorporated herein by reference for Item 5, Item 7 and Item 8 of
Part II of this Report.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
                                   PART I
ITEM 1.   Business....................................................    2
ITEM 2.   Properties..................................................    3
          PRODUCING ACREAGE, WELLS AND DRILLING.......................    3
          OIL AND GAS PRODUCTION......................................    5
          PRICING INFORMATION.........................................    5
          OIL AND GAS RESERVES........................................    6
          REGULATION..................................................    8
          Federal Natural Gas Regulation..............................    9
          State Regulation............................................    9
          Other Regulation............................................    9
ITEM 3.   Legal Proceedings...........................................    9
ITEM 4.   Submission of Matters to a Vote of Security Holders.........   10

                                  PART II
ITEM 5.   Market for Units of the Trust and Related Security Holder
          Matters.....................................................   10
ITEM 6.   Selected Financial Data.....................................   10
ITEM 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operation....................................   10
ITEM 7A.  Quantitative and Qualitative Disclosures about Market
          Risk........................................................   10
ITEM 8.   Financial Statements and Supplementary Data.................   10
ITEM 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................   11

                                  PART III
ITEM 10.  Directors and Executive Officers of the Registrant..........   11
ITEM 11.  Executive Compensation......................................   11
ITEM 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................   11
ITEM 13.  Certain Relationships and Related Transactions..............   12

                                  PART IV
ITEM 14.  Exhibits, Financial Statement Schedules and Reports on Form
          8-K.........................................................   12

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

                     PRODUCING ACREAGE, WELLS AND DRILLING

     Waddell Ranch Properties. The Waddell Ranch properties consist of 78,175 gross (34,205 net) producing acres. A majority of the proved reserves are attributable to six fields: Dune, Sand Hills (Judkins),

Sand Hills (McKnight), Sand Hills (Tubb), University-Waddell (Devonian) and Waddell. At December 31, 2001, the Waddell Ranch properties contained 750 gross (332 net) productive oil wells, 182 gross (87 net) productive gas wells and 336 gross (147 net) injection wells.

     BROG is operator of record of the Waddell Ranch properties. All field, technical and accounting operations have been contracted by an agreement between the working interest owners and Coastal Management Corporation ("CMC") but remain under the direction of BROG.

     The Waddell Ranch properties are mature producing properties, and all of the major oil fields are currently being waterflooded for the purpose of facilitating enhanced recovery. Proved reserves and estimated future net revenues attributable to the properties are included in the reserve reports summarized below. BROG does not own the full working interest in any of the tracts constituting the Waddell Ranch properties and, therefore, implementation of any development programs will require approvals of other working interest holders as well as BROG. In addition, implementation of any development programs will be dependent upon oil and gas prices currently being received and anticipated to be received in the future. There were 11 gross (.76 net) wells drilled and completed on the Waddell Ranch properties during 2001. At December 31, 2001 there were 8 gross (3.75 net) wells in progress on the Waddell Ranch properties. During 2000 there were no wells drilled on the Waddell Ranch properties. At December 31, 2000 there were 10 gross (4.88 net) wells in progress on the Waddell Ranch properties. During 1999 there were 6 gross (2.625 net) wells drilled on the Waddell Ranch properties. At December 31, 1999 there were 3 gross (1.375 net) wells in progress on the Waddell Ranch properties.

     BROG has advised the Trustee that the total amount of capital expenditures for 2001 with regard to the Waddell Ranch properties totalled $9.507 million. Capital expenditures include the cost of remedial and maintenance activities. This amount spent is approximately $1.493 million less than the budgeted amount projected by BROG for 2001. BROG has advised the Trustee that the capital expenditures budget for 2002 totals approximately $9.600 million, of which approximately $0 is attributable to the 2002 drilling program, and $9.6 million to workovers and recompletions. Accordingly, there is a minor increase in capital expenditures for 2002 as compared with the 2001 capital expenditures.

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

                             OIL AND GAS PRODUCTION

     The Trust recognizes production during the month in which the related distribution is received. Production of oil and gas attributable to the Royalties and the Underlying Properties and the related average sales prices attributable to the Underlying Properties for the three years ended December 31, 2001, excluding portions attributable to the adjustments discussed below, were as follows:

                             WADDELL RANCH PROPERTIES            TEXAS ROYALTY PROPERTIES                     TOTAL
                       ------------------------------------   ------------------------------   ------------------------------------
                          2001         2000         1999        2001       2000       1999        2001         2000         1999
                       ----------   ----------   ----------   --------   --------   --------   ----------   ----------   ----------
ROYALTIES:
  Production
    Oil (barrels)....     577,243      584,269      601,148    363,959    335,160    308,204      941,202      919,429      909,352
    Gas (Mcf)........   3,109,734    2,654,731    2,754,393    765,852    691,714    709,815    3,875,586    3,346,445    3,464,208
UNDERLYING
  PROPERTIES:
  Production
    Oil (barrels)....   1,032,678    1,119,835    1,309,396    402,305    366,275    365,502    1,434,983    1,486,110    1,674,898
    Gas (Mcf)........   5,572,143    5,134,829    6,066,149    869,155    755,194    841,018    6,441,298    5,890,023    6,907,167
  Average Price
    Oil/barrel.......  $    25.64   $    28.28   $    14.26   $  23.68   $  26.58   $  14.40   $    24.88   $    27.66   $    14.29
    Gas/Mcf..........  $     4.68   $     3.65   $     2.11   $   4.34   $   3.58   $   2.09   $     4.70   $     3.63   $     2.11

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

     Oil. The Trustee has been advised by BROG that for the period August 1, 1993 through June 30, 2002, the oil from the Waddell Ranch properties is being sold under a competitive bid to independent third parties.

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

     The independent petroleum engineers' reports as to the proved oil and gas reserves attributable to the Royalties conveyed to the Trust were obtained from Cawley, Gillespie & Associates, Inc. The following table presents a reconciliation of proved reserve quantities from January 1, 1999 through December 31, 2001 (in thousands):

                                               WADDELL RANCH    TEXAS ROYALTY
                                                PROPERTIES        PROPERTIES          TOTAL
                                              ---------------   --------------   ---------------
                                               OIL      GAS      OIL      GAS     OIL      GAS
                                              (BBLS)   (MCF)    (BBLS)   (MCF)   (BBLS)   (MCF)
                                              ------   ------   ------   -----   ------   ------
January 1, 1999.............................   2,715   17,389   3,786    3,963    6,501   21,352
Extensions, discoveries, and other
  additions.................................      15       49       0        0       15       49
Revisions of previous estimates.............   3,357    8,320     667    2,375    4,024   10,695
Production..................................    (601)  (2,754)   (308)    (710)    (909)  (3,464)
                                              ------   ------   -----    -----   ------   ------
December 31, 1999...........................   5,486   23,004   4,145    5,628    9,631   28,632
Extensions, discoveries, and other
  additions.................................     314    1,106       0        0      314    1,106
Revisions of previous estimates.............   1,095    9,088      97    1,012    1,192   10,099
Production..................................    (584)  (2,655)   (335)    (692)    (919)  (3,346)
                                              ------   ------   -----    -----   ------   ------
December 31, 2000...........................   6,311   30,543   3,907    5,948   10,218   36,491
Extensions, discoveries, and other
  additions.................................       0        0       0        0        0        0
Revisions of previous estimates.............  (1,960)  (7,311)     60      613   (1,890)  (6,698)
Production..................................    (577)  (3,110)   (364)    (766)    (941)  (3,876)
                                              ------   ------   -----    -----   ------   ------
December 31, 2001...........................   3,774   20,122   3,603    5,795    7,377   25,917
                                              ======   ======   =====    =====   ======   ======

     Estimated quantities of proved developed reserves of crude oil and natural gas as of December 31, 2001, 2000 and 1999 were as follows (in thousands):

                                                              CRUDE OIL   NATURAL GAS
                                                               (BBLS)        (MCF)
                                                              ---------   -----------
December 31, 2001...........................................    6,614       23,280
December 31, 2000...........................................    8,937       31,665
December 31, 1999...........................................    8,200       24,248

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

     The 2001, 2000 and 1999 change in the standardized measure of discounted future net cash flows related to future royalty income from proved reserves discounted at 10% is as follows (in thousands):

                                 WADDELL RANCH PROPERTIES         TEXAS ROYALTY PROPERTIES                   TOTAL
                              -------------------------------   -----------------------------   -------------------------------
                                2001        2000       1999       2001       2000      1999       2001        2000       1999
                              ---------   --------   --------   --------   --------   -------   ---------   --------   --------
January 1...................  $ 214,029   $102,088   $ 25,043   $ 65,784   $ 52,126   $22,031   $ 279,813   $154,214   $ 47,074
Extensions, discoveries, and
  other additions...........          0     10,281        226          0          0         0           0     10,281        226
Accretion of discount.......     21,403     10,209      2,504      6,578      5,213     2,203      27,981     15,422      4,707
Revisions of previous
  estimates and other.......   (147,806)   116,353     88,598    (26,370)    19,379    33,627    (174,176)   135,732    122,225
Royalty income..............    (28,343)   (24,902)   (14,283)   (11,473)   (10,934)   (5,735)    (39,816)   (35,836)   (20,018)
                              ---------   --------   --------   --------   --------   -------   ---------   --------   --------
December 31.................  $  59,283   $214,029   $102,088   $ 34,519   $ 65,784   $52,126   $  93,802   $279,813   $154,214
                              =========   ========   ========   ========   ========   =======   =========   ========   ========

     Oil and gas prices of $17.05 and $17.62 per barrel and $2.15 and $1.93 per Mcf were used to determine the estimated future net revenues from the Waddell Ranch properties and the Texas Royalty properties, respectively, at December 31, 2001. The extension, discoveries and other additions for the Waddell Ranch properties are proved reserves related to the Sand Hills (Tubbs) Unit. The downward revisions of both reserves and discounted future net cash flows for the Waddell Ranch properties and the Texas Royalty properties are due to decreases in oil and gas prices from 2000 to 2001.

     Oil and gas prices of $24.65 and $26.46 per barrel and $8.98 and $7.03 per Mcf, respectively, were used to determine the estimated future net revenues from the Waddell Ranch properties and the Texas Royalty properties, respectively, at December 31, 2000. The extension, discoveries and other additions for the Waddell Ranch properties are proved reserves related to the Waddell (Greyburg) and Running WN (Wolfcamp) fields. The upward revisions of both reserves and discounted future net cash flows for the Waddell Ranch properties and the Texas Royalty properties are due to increases in oil and gas prices from 1999 to 2000.

     Oil and gas prices of $24.05 and $24.19 per barrel and $2.74 and $3.18 per Mcf, respectively, were used to determine the estimated future net revenues from the Waddell Ranch properties and the Texas Royalty properties at December 31, 1999. The extension, discoveries and other additions for the Waddell Ranch properties are proved developed producing reserves related to the RM (Clearfork) field. The upward revisions of both reserves and discounted future net cash flows for the Waddell Ranch properties and the Texas Royalty properties were due to increases in oil and gas prices from 1998 to 1999.

     The following presents estimated future net revenue and the present value of estimated future net revenue, for each of the years ended December 31, 2001, 2000 and 1999 (in thousands except amounts per Unit):

                                        2001                    2000                    1999
                                ---------------------   ---------------------   ---------------------
                                ESTIMATED    PRESENT    ESTIMATED    PRESENT    ESTIMATED    PRESENT
                                FUTURE NET   VALUE AT   FUTURE NET   VALUE AT   FUTURE NET   VALUE AT
                                 REVENUE       10%       REVENUE       10%       REVENUE       10%
                                ----------   --------   ----------   --------   ----------   --------
Total Proved
  Waddell Ranch properties....   $102,860    $59,283     $405,530    $214,029    $184,957    $102,088
  Texas Royalty properties....     71,482     34,519      138,860      65,784     113,838      52,126
                                 --------    -------     --------    --------    --------    --------
          Total...............   $174,342    $93,102     $544,390    $279,813    $298,795    $154,214
                                 ========    =======     ========    ========    ========    ========
Total Proved per Unit.........   $   3.74    $  2.01     $  11.68    $   6.00    $   6.41    $   3.31
                                 ========    =======     ========    ========    ========    ========
Proved Developed
  Waddell Ranch properties....   $ 84,996    $52,778     $334,734    $187,575    $140,808    $ 85,612
  Texas Royalty properties....     71,482     34,519      138,860      65,784     113,838      52,126
                                 --------    -------     --------    --------    --------    --------
          Total...............   $156,478    $87,297     $473,594    $253,359    $254,646    $137,738
                                 ========    =======     ========    ========    ========    ========

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

     New proposals and proceedings that might affect the natural gas industry are considered from time to time by Congress, the FERC, state regulatory bodies and the courts. The Trust cannot predict when or if any such proposals might become effective, or their effect, if any, on the Trust. The natural gas industry historically has been very heavily regulated; therefore, there is no assurance that the less stringent regulatory approach recently pursued by the FERC and Congress will continue.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of Unit holders, through the solicitation of proxies or otherwise, during the fourth quarter ended December 31, 2001.

                                    PART II

ITEM 5.  MARKET FOR UNITS OF THE TRUST AND RELATED SECURITY HOLDER MATTERS

     The information under "Units of Beneficial Interest" at page 1 of the Trust's Annual Report to security holders for the year ended December 31, 2001, is herein incorporated by reference.

ITEM 6.  SELECTED FINANCIAL DATA

                                                FOR THE YEAR ENDED DECEMBER 31,
                              -------------------------------------------------------------------
                                 2001          2000          1999          1998          1997
                              -----------   -----------   -----------   -----------   -----------
Royalty income..............  $39,816,141   $35,835,746   $18,799,659   $10,777,901   $22,598,873
Distributable income........   39,473,395    35,545,141    18,471,842    10,414,382    22,190,115
Distributable income per
  Unit......................     0.846908      0.762627      0.396317      0.223443      0.476092
Distributions per Unit......     0.846908      0.762627      0.396317      0.223443      0.476092
Total assets, December 31...  $ 4,213,606   $ 5,651,376   $ 5,305,223   $ 3,861,776   $ 5,220,786

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     The "Trustee's Discussion and Analysis for the Three Year Period Ended December 31, 2001" and "Results of the 4th Quarters of 2001 and 2000" at pages 7 through 9 of the Trust's Annual Report to security holders for the year ended December 31, 2001 is herein incorporated by reference.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Financial Statements of the Trust and the notes thereto at page 10 et seq. of the Trust's Annual Report to security holders for the year ended December 31, 2001, are herein incorporated by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no changes in accountants and no disagreements with accountants on any matter of accounting principles or practices or financial statement disclosures during the twenty-four months ended December 31, 2001.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The Trust has no directors or executive officers. The Trustee is a corporate trustee which may be removed, with or without cause, at a meeting of the Unit holders, by the affirmative vote of the holders of a majority of all the Units then outstanding.

ITEM 11.  EXECUTIVE COMPENSATION

     During the years ended December 31, 2001, 2000 and 1999, the Trustee received total remuneration as follows:

                                                      CAPACITIES IN       CASH
NAME OF INDIVIDUAL OR NUMBER OF PERSONS IN GROUP      WHICH SERVED    COMPENSATION   YEAR
------------------------------------------------      -------------   ------------   ----
Bank of America, N.A................................     Trustee        $40,272(1)   1999
                                                                        $57,680(1)   2000
                                                                        $53,796(1)   2001

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     (a) Security Ownership of Certain Beneficial Owners. The following table sets forth as of March 1, 2002, information with respect to each person known to own beneficially more than 5% of the outstanding Units of the Trust:

                                                     AMOUNT AND NATURE OF
NAME AND ADDRESS                                     BENEFICIAL OWNERSHIP   PERCENT OF CLASS
----------------                                     --------------------   ----------------
Burlington Resources Oil & Gas Company(1)..........     27,577,741 Units         59.17%
5051 Westheimer, Suite 1400
Houston, Texas 77056-2124
McMorgan & Company(2)..............................  5,000,000,000 Units         10.73%
One Bush Street, Suite 800
San Francisco, CA 94104

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

(2) This information was provided to the Securities and Exchange Commission and to the Trust in a Schedule 13G filed with the Securities and Exchange Commission on July 12, 1999 on behalf of McMorgan & Company, an investment adviser registered under the Investment Advisers Act of 1940, (McMorgan), Thomas Allan Morton ("Morton"), and Terry Allen O'Toole ("O'Toole"). Such
    Schedule 13G reports that McMorgan, Morton, and O'Toole have beneficial ownership of such Units. It is reported in such Schedule 13G that McMorgan, Morton, and O'Toole have sole voting and sole dispositive power with regard to such Units. Morton and O'Toole filed in their capacities as control persons of McMorgan and disclaimed beneficial ownership to such Units involved in such Schedule 13G. The address of Morton and O'Toole is One Bush Street, Suite 800, San Francisco, California 94104. Subsequent to the filing of such Schedule 13G, McMorgan has informed the Trust that it is no longer the beneficial owner of such Units.

    The Schedule 13G filed with the Securities and Exchange Commission on behalf of McMorgan, Morton, and O'Toole may be reviewed for more detailed information concerning the matters summarized herein.

     (b) Security Ownership of Management. The Trustee owns beneficially no securities of the Trust. In various fiduciary capacities, Bank of America, N.A. owned as of March 1, 2002, an aggregate of 193,796 Units with no right to vote 88,794 of these Units, shared right to vote 2,002 of these Units and sole right to vote 103,000 of these Units. Bank of America, N.A., disclaims any beneficial interests in these Units. The number of Units reflected in this paragraph includes Units held by all branches of Bank of America, N.A.

     (c) Change In Control. The Trustee knows of no arrangements which may subsequently result in a change in control of the Trust.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Trust has no directors or executive officers. See Item 11 for the remuneration received by the Trustee during the years ended December 31, 2001, 2000 and 1999 and Item 12(b) for information concerning Units owned by Bank of America, N.A. in various fiduciary capacities.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     The following documents are filed as a part of this Report:

     1. Financial Statements

     Included in Part II of this Report by reference to the Annual Report of the Trust for the year ended December 31, 2001:

        Independent Auditors' Report

        Statements of Assets, Liabilities and Trust Corpus at December 31, 2001 and 2000

        Statements of Distributable Income for Each of the Three Years in the Period Ended December 31, 2001

        Statements of Changes in Trust Corpus for Each of the Three Years in the Period Ended December 31, 2001

        Notes to Financial Statements

     2. Financial Statement Schedules

     Financial statement schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

     3. Exhibits

EXHIBIT
NUMBER                                  EXHIBIT
-------                                 -------
 (4)(a)  --   Permian Basin Royalty Trust Indenture dated November 3,
              1980, between Southland Royalty Company and The First
              National Bank of Fort Worth (now Bank of America, N.A.), as
              Trustee, heretofore filed as Exhibit (4)(a) to the Trust's
              Annual Report on Form 10-K to the Securities and Exchange
              Commission for the fiscal year ended December 31, 1980, is incorporated herein by reference.*
    (b)  --   Net Overriding Royalty Conveyance (Permian Basin Royalty
              Trust) from Southland Royalty Company to The First National
              Bank of Fort Worth (now Bank of America, N.A.), as Trustee,
              dated November 3, 1980 (without Schedules), heretofore filed as Exhibit (4)(b) to the Trust's Annual Report on Form 10-K
              to the Securities and Exchange Commission for the fiscal
              year ended December 31, 1980, is incorporated herein by
              reference.*
    (c)  --   Net Overriding Royalty Conveyance (Permian Basin Royalty
              Trust -- Waddell Ranch) from Southland Royalty Company to
              The First National Bank of Fort Worth (now Bank of America,
              N.A.), as Trustee, dated November 3, 1980 (without
              Schedules), heretofore filed as Exhibit (4)(c) to the
              Trust's Annual Report on Form 10-K to the Securities and
              Exchange Commission for the fiscal year ended December 31,
              1980, is incorporated herein by reference.*
(13)     --   Registrant's Annual Report to security holders for fiscal
              year ended December 31, 2001.**
(23)     --   Consent of Cawley, Gillespie & Associates, Inc., reservoir engineer.**

---------------

 * A copy of this Exhibit is available to any Unit holder, at the actual cost of reproduction, upon written request to the Trustee, Bank of America, N.A., P.O. Box 830650, Dallas, Texas 75283-0650.

** Filed herewith.

                              REPORTS ON FORM 8-K

     During the last quarter of the Trust's fiscal year ended December 31, 2001, there were no reports on Form 8-K filed by the Trust.

                                   SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          PERMIAN BASIN ROYALTY TRUST

                                          By: Bank of America, N.A., Trustee

                                          By        /s/ RON E. HOOPER
                                            ------------------------------------
                                                       Ron E. Hooper
                                                   Senior Vice President

Date: March 26, 2002

              (The Trust has no directors or executive officers.)

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                                  EXHIBIT
-------                                 -------
 (4)(a)  --   Permian Basin Royalty Trust Indenture dated November 3,
              1980, between Southland Royalty Company and The First
              National Bank of Fort Worth (now Bank of America, N.A.), as
              Trustee, heretofore filed as Exhibit (4)(a) to the Trust's
              Annual Report on Form 10-K to the Securities and Exchange
              Commission for the fiscal year ended December 31, 1980, is incorporated herein by reference.*
    (b)  --   Net Overriding Royalty Conveyance (Permian Basin Royalty
              Trust) from Southland Royalty Company to The First National
              Bank of Fort Worth (now Bank of America, N.A.), as Trustee,
              dated November 3, 1980 (without Schedules), heretofore filed as Exhibit (4)(b) to the Trust's Annual Report on Form 10-K
              to the Securities and Exchange Commission for the fiscal
              year ended December 31, 1980, is incorporated herein by
              reference.*
    (c)  --   Net Overriding Royalty Conveyance (Permian Basin Royalty
              Trust -- Waddell Ranch) from Southland Royalty Company to
              The First National Bank of Fort Worth (now Bank of America,
              N.A.), as Trustee, dated November 3, 1980 (without
              Schedules), heretofore filed as Exhibit (4)(c) to the
              Trust's Annual Report on Form 10-K to the Securities and
              Exchange Commission for the fiscal year ended December 31,
              1980, is incorporated herein by reference.*
(13)     --   Registrant's Annual Report to security holders for fiscal
              year ended December 31, 2001.**
(23)     --   Consent of Cawley, Gillespie & Associates, Inc., reservoir engineer.**

---------------

 * A copy of this Exhibit is available to any Unit holder, at the actual cost of reproduction, upon written request to the Trustee, Bank of America, N.A., P.O. Box 830650, Dallas, Texas 75283-0650.

** Filed herewith.