Form 10-K405/A
period 2001-12-31
PERMIAN BASIN ROYALTY TRUST
filed 2002-03-29
CIK 319654

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     (a) Security Ownership of Certain Beneficial Owners. The following table sets forth as of March 1, 2002, information with respect to each person known to own beneficially more than 5% of the outstanding Units of the Trust:

                                                      AMOUNT AND NATURE OF
NAME AND ADDRESS                                      BENEFICIAL OWNERSHIP   PERCENT OF CLASS
----------------                                      --------------------   ----------------
Burlington Resources Oil & Gas Company(1)...........   27,577,741 Units           59.17%
5051 Westheimer, Suite 1400
Houston, Texas 77056-2124
McMorgan & Company(2)...............................    5,000,000 Units           10.73%
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