Form 10-Q
period 2002-03-31
PERMIAN BASIN ROYALTY TRUST
filed 2002-05-14
CIK 319654

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q

          [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

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

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

         Number of Units of beneficial interest of the Trust outstanding at May 1, 2002: 46,608,796.

                           PERMIAN BASIN ROYALTY TRUST

                         PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

The condensed financial statements included herein have been prepared by Bank of America, N.A. as Trustee for the Permian Basin Royalty Trust, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Trust's latest annual report on Form 10-K. In the opinion of the Trustee, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the assets, liabilities and trust corpus of the Permian Basin Royalty Trust at March 31, 2002, and the distributable income and changes in trust corpus for the three-month periods ended March 31, 2002 and 2001 have been included. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

Deloitte & Touche LLP, independent certified public accountants, has made a limited review of the condensed financial statements as of March 31, 2002 and for the three-month periods ended March 31, 2002 and 2001 included herein.

                         INDEPENDENT ACCOUNTANTS' REPORT


Bank of America, N.A.,
     as Trustee for the Permian Basin Royalty Trust

We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of the Permian Basin Royalty Trust as of March 31, 2002 and the related condensed statements of distributable income and changes in trust corpus for the three-month periods ended March 31, 2002 and 2001. These financial statements are the responsibility of the Trustee.

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

As described in Note 1 to the condensed financial statements, these condensed financial statements have been prepared on a modified cash basis of accounting, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America.

Based on our reviews, we are not aware of any material modifications that should be made to such condensed financial statements for them to be in conformity with the basis of accounting described in Note 1.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the statement of assets, liabilities and trust corpus of the Permian Basin Royalty Trust as of December 31, 2001, and the related statements of distributable income and changes in trust corpus for the year then ended (not presented herein); and in our report dated March 22, 2002, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed statement of assets, liabilities and trust corpus as of December 31, 2001 is fairly stated, in all material respects, in relation to the statement of assets, liabilities and trust corpus from which it has been derived.


/s/ DELOITTE & TOUCHE LLP


Dallas, Texas
May 10, 2002

PERMIAN BASIN ROYALTY TRUST

CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

                                                       March 31,    December 31,
                                                         2002           2001
                                                     ------------   ------------
                                                      (Unaudited)
ASSETS

Cash and short-term investments                      $  1,634,721   $  1,842,420

Net overriding royalty interests in
    producing oil and gas properties (net of
    accumulated amortization of $8,645,643
    and $8,604,029 at March 31, 2002 and
    December 31, 2001, respectively)                 $  2,329,575   $  2,371,187
                                                     ------------   ------------

TOTAL ASSETS                                         $  3,964,296   $  4,213,607
                                                     ============   ============

LIABILITIES AND TRUST CORPUS

Distribution payable to Unit holders                 $  1,634,721   $  1,842,420

Commitments and contingencies
Trust corpus - 46,608,796 Units of
    beneficial interest authorized
    and outstanding                                  $  2,329,575   $  2,371,187
                                                     ------------   ------------

TOTAL LIABILITIES
    AND TRUST CORPUS                                 $  3,964,296   $  4,213,607
                                                     ============   ============


The accompanying notes are an integral part of these financial statements.

PERMIAN BASIN ROYALTY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)


                                                        THREE             THREE
                                                       MONTHS            MONTHS
                                                        ENDED             ENDED
                                                   March 31, 2002    March 31, 2001
                                                   --------------    --------------

Royalty income                                     $    4,574,228    $   12,092,419
Interest income                                             4,834            26,177
                                                   --------------    --------------
                                                        4,579,062        12,118,596

General and administrative expenditures
                                                         (160,752)         (165,982)
                                                   --------------    --------------

Distributable income                               $    4,418,310    $   11,952,614
                                                   ==============    ==============

Distributable income per Unit
    (46,608,796 Units)                             $          .09    $          .26
                                                   ==============    ==============


The accompanying notes to condensed financial statements are an integral part of these statements.

PERMIAN BASIN ROYALTY TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

                                           THREE MONTHS      THREE MONTHS
                                               ENDED            ENDED
                                          March 31, 2002    March 31, 2001
                                          --------------    --------------

Trust corpus, beginning of period         $    2,371,187    $    2,595,254

Amortization of net overriding royalty
    interests                                    (41,612)          (58,252)
Distributable income                           4,418,310        11,952,614
Distributions declared                        (4,418,310)      (11,952,614)
                                          --------------    --------------
Total Trust Corpus, end of period         $    2,329,575    $    2,537,002
                                          ==============    ==============

Distributions per unit                    $          .09    $          .26
                                          ==============    ==============

PERMIAN BASIN ROYALTY TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


1.   BASIS OF ACCOUNTING

     The Permian Basin Royalty Trust ("Trust") was established as of November 1, 1980. The net overriding royalties conveyed to the Trust include: (1) a 75% net overriding royalty carved out of Southland Royalty Company's fee mineral interests in the Waddell ranch in Crane County, Texas (the "Waddell Ranch properties"); and (2) a 95% net overriding royalty carved out of Southland Royalty Company's major producing royalty interests in Texas (the "Texas Royalty properties"). The net overriding royalty for the Texas Royalty properties is subject to the provisions of the lease agreements under which such royalties were created. The financial statements of the Trust are prepared on the following basis:

     o Royalty income recorded for a month is the amount computed and paid to Bank of America, N.A. ("Trustee") as Trustee for the Trust by the interest owners: Burlington Resources Oil & Gas Company ("BROG") for the Waddell Ranch properties and River hill Energy Corporation ("River hill Energy"), formerly a wholly owned subsidiary of River hill Capital Corporation ("River hill Capital") and formerly an affiliate of Coastal Management Corporation ("CMC"), for the Texas Royalty properties. CMC currently conducts all field, technical and accounting operations on behalf of BROG with regard to the Waddell Ranch properties. CMC also conducts the accounting operations for the Texas Royalty properties on behalf of River hill Energy. Royalty income consists of the amounts received by the owners of the interest burdened by the net overriding royalty interests ("Royalties") from the sale of production less accrued production costs, development and drilling costs, applicable taxes, operating charges, and other costs and deductions multiplied by 75% in the case of the Waddell Ranch properties and 95% in the case of the Texas Royalty properties.

          As was previously reported, in February 1997, BROG sold its interest in the Texas Royalty properties to River hill Energy.

          The Trustee has been advised that in the first quarter of 1998, Schlumberger Technology Corporation ("Schlumberger") acquired all of the shares of stock of River hill Capital. Prior to such acquisition by Schlumberger, CMC and River hill Energy were wholly owned subsidiaries of River hill Capital. The Trustee has further been advised that in connection with Schlumberger's acquisition of River hill Capital, the shareholders of River hill Capital acquired ownership of all of the shares of stock of River hill Energy. Thus, the ownership in the Texas Royalty properties referenced above remained in River hill Energy, the stock ownership of which was acquired by the former shareholders of River hill Capital.

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

3.   SUBSEQUENT EVENTS

     Subsequent to March 31, 2002, the Trust declared a distribution on April 19, 2002 of $0.030655 payable on May 14, 2002.

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

THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THREE MONTHS ENDED MARCH 31, 2001

For the quarter ended March 31, 2002 royalty income received by the Trust amounted to $4,574,228 compared to royalty income of $12,092,419 during the first quarter of 2001. The decrease in royalty income is primarily attributable to significant decreases in both oil and gas prices.

Interest income for the quarter ended March 31, 2002, was $4,834 compared to $26,177 during the first quarter of 2001. The decrease in interest income is primarily attributable to less funds available for investment. General and administrative expenses during the first quarter of 2002 amounted to $160,752 compared to $165,982 during the first quarter of 2001. The decrease in general and administrative expenses can be primarily attributed to the timing of payment of year end expenses.

These transactions resulted in distributable income for the quarter ended March 31, 2002 of $4,418,310 or $.09 per Unit of beneficial interest. Distributions of $.031576, $.028145 and $.035073 per Unit were made to Unit holders of record as of January 31, February 28 and March 31, 2002, respectively. For the first quarter of 2001, distributable income was $11,952,614, or $.256445 per Unit of beneficial interest.

Royalty income for the Trust for the first quarter of the calendar year is associated with actual oil and gas production for the period November and December of 2001 and January 2002 from the properties from which the Trust's net overriding royalty interests ("Royalties") were carved. Oil and gas sales attributable to the Royalties and the properties from which the Royalties were carved are as follows:

                                                            FIRST QUARTER
                                                      ------------   ------------
                                                          2002           2001
                                                      ------------   ------------
ROYALTIES:
Oil sales (Bbls)                                           175,238        227,230
Gas sales (Mcf)                                            759,642        927,704

PROPERTIES FROM WHICH THE ROYALTIES WERE CARVED:
Oil:
    Total oil sales (Bbls)                                 323,909        382,186
    Average per day (Bbls)                                   3,521          4,154
    Average price per Bbl                             $      16.97   $      27.90

Gas:
    Total gas sales (Mcf)                                1,555,506      1,590,793
    Average per day (Mcf)                                   16,908         17,291
    Average price per Mcf                             $       2.36   $       6.69

The posted price of oil decreased to an average price per barrel of $16.97 per Bbl in the first quarter of 2002, compared to $27.90 per Bbl in the first quarter of 2001. The Trustee has been advised by BROG that for the period August 1, 1993, through March 31, 2002, the oil from the Waddell Ranch properties was being sold under a competitive bid to a third party. The average price of gas decreased from $6.69 per Mcf in the first quarter of 2001 to $2.36 per Mcf in the first quarter of 2002 due to soft energy pricing and less demand for products.

Since the oil and gas sales attributable to the Royalties are based on an allocation formula that is dependent on such factors as price and cost (including capital expenditures), the production amounts in the Royalties section of the above table do not provide a meaningful comparison. Oil and gas sales volumes from the Underlying Properties decreased for the applicable period in 2002 compared to 2001.

Capital expenditures for drilling, remedial and maintenance activities on the Waddell Ranch properties during the first quarter of 2002 totaled $885,649 as compared to $2,379,000 for the first quarter of 2001. BROG has informed the Trustee that the 2002 capital expenditures budget has been revised to $2.8 million for the Waddell Ranch. The total amount of capital expenditures for 2001 was $4.6 million. Through the first quarter of 2002, capital expenditures of $885,649 have been expended.

The Trustee has been advised that there was 1 well completed or in progress during the three months ended March 31, 2002 as compared to no wells completed and 10 wells in progress for the three months ended March 31, 2001 on the Waddell Ranch properties.

Lease operating expense and property taxes totaled $2 million for the first quarter of 2002, compared to $2.7 million in the first quarter of 2001 on the Waddell Ranch properties. This decrease is primarily attributable to lower maintenance costs for the quarter due to more efficient operations.

CALCULATION OF ROYALTY INCOME

The Trust's royalty income is computed as a percentage of the net profit from the operation of the properties in which the Trust owns net overriding royalty interests. These percentages of net profits are 75% and 95% in the case of the Waddell Ranch properties and the Texas Royalty properties, respectively. Royalty income received by the Trust for the three months ended March 31, 2002 and 2001, respectively, were computed as shown in the table below:

                                                                THREE MONTHS ENDED MARCH 31,
                                                ------------------------------------------------------------
                                                            2002                            2001
                                                ----------------------------    ----------------------------
                                                   WADDELL          TEXAS         WADDELL          TEXAS
                                                    RANCH          ROYALTY         RANCH          ROYALTY
                                                 PROPERTIES      PROPERTIES      PROPERTIES      PROPERTIES
                                                ------------    ------------    ------------    ------------

Gross proceeds of sales from the
    Underlying Properties
    Oil proceeds                                $  4,008,109    $  1,490,222    $  7,949,466    $  2,824,057
    Gas proceeds                                   3,067,957         600,278       9,741,084       1,021,186
                                                ------------    ------------    ------------    ------------
                      Total                        7,076,066       2,090,500      17,690,550       3,845,243
                                                ------------    ------------    ------------    ------------

Less:
    Severance tax:
        Oil                                          167,894          57,880         333,403         117,774
        Gas                                          162,016          45,925         634,962          56,519
    Lease operating expense and property tax:
        Oil and gas                                2,050,017         180,000       2,679,260         150,000
    Capital expenditures                             885,649             -0-       2,379,570             -0-
                                                ------------    ------------    ------------    ------------
                      Total                        3,265,576         283,805       6,027,195         324,293
                                                ------------    ------------    ------------    ------------

Net profits                                        3,810,490       1,806,695      11,663,355       3,520,950
Net overriding royalty interests                          75%             95%   $         75%             95%
                                                ------------    ------------    ------------    ------------
Royalty income                                  $  2,857,868    $  1,716,360    $  8,747,516    $  3,344,903
                                                ============    ============    ============    ============

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Trust's market risk, as disclosed in the Trust's annual report on Form 10-K for the fiscal year ended December 31, 2001.

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

         (b)      Reports on Form 8-K

                  No reports were filed during the quarter ended March 31, 2002.

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

                                          BANK OF AMERICA, N.A.,
                                             TRUSTEE FOR THE
                                             PERMIAN BASIN ROYALTY TRUST




                                          By /s/ RON E. HOOPER
                                             ----------------------------------
                                             Ron E. Hooper
                                             Senior Vice President
                                             Trust Administrator

Date: May 13, 2002


               (The Trust has no directors or executive officers.)

                                INDEX TO EXHIBITS



EXHIBIT
NUMBER                      EXHIBIT
------                      -------

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

* A copy of this Exhibit is available to any Unit holder, at the actual cost of reproduction, upon written request to the Trustee, Bank of America, N.A., 901 Main Street, Dallas, Texas 75202.