Form 10-Q
period 2002-06-30
PERMIAN BASIN ROYALTY TRUST
filed 2002-08-14
CIK 319654

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

--------------------------------------------------------------------------------


                                    FORM 10-Q

             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

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

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

         Number of Units of beneficial interest of the Trust outstanding at August 1, 2002: 46,608,796.

                           PERMIAN BASIN ROYALTY TRUST

                         PART I - FINANCIAL INFORMATION


ITEM 1.       FINANCIAL STATEMENTS

The condensed financial statements included herein have been prepared by Bank of America, N.A. as Trustee for the Permian Basin Royalty Trust, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Trust's latest annual report on Form 10-K. In the opinion of the Trustee, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the assets, liabilities and trust corpus of the Permian Basin Royalty Trust at June 30, 2002, and the distributable income and changes in trust corpus for the three-month and six-month periods ended June 30, 2002 and 2001 have been included. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

Deloitte & Touche LLP, independent certified public accountants, has made a limited review of the condensed financial statements as of June 30, 2002 and for the three-month and six-month periods ended June 30, 2002 and 2001 included herein.

                         INDEPENDENT ACCOUNTANTS' REPORT


Bank of America, N.A.,
         as Trustee for the Permian Basin Royalty Trust

We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of the Permian Basin Royalty Trust as of June 30, 2002 and the related condensed statements of distributable income and changes in trust corpus for the three-month and six-month periods ended June 30, 2002 and 2001. These financial statements are the responsibility of the Trustee.

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

As described in Note 1 to the condensed financial statements, these condensed financial statements have been prepared on a modified cash basis of accounting which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America.

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


/s/  DELOITTE & TOUCHE LLP


Dallas, Texas
August 7, 2002

PERMIAN BASIN ROYALTY TRUST

CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

                                                                         June 30,            December 31,
                                                                           2002                  2001
                                                                      ----------------      ----------------
                                                                        (Unaudited)
ASSETS

Cash and short-term investments                                           $ 1,889,669           $ 1,842,420

Net overriding royalty interests in producing oil and
    gas properties (net of accumulated amortization of
    $8,699,903, and $8,604,029 at June 30, 2002 and
    December 31, 2001, respectively)                                      $ 2,275,313           $ 2,371,187
                                                                      ----------------      ----------------

TOTAL ASSETS                                                              $ 4,164,982           $ 4,213,607
                                                                      ================      ================

LIABILITIES AND TRUST CORPUS

Distribution payable to Unit holders                                      $ 1,889,669           $ 1,842,420

Commitments and contingencies
Trust corpus - 46,608,796 Units of
    beneficial interest authorized and
    outstanding                                                           $ 2,275,313           $ 2,371,187
                                                                      ----------------      ----------------

TOTAL LIABILITIES
      AND TRUST CORPUS                                                    $ 4,164,982           $ 4,213,607
                                                                      ================      ================


The accompanying notes are an integral part of these financial statements.

PERMIAN BASIN ROYALTY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)


                                        Three Months Ended                      Six Months Ended
                                              June 30                                June 30
                                 -----------------------------------   -------------------------------------
                                        2002              2001               2002               2001
                                 -----------------  ----------------   -----------------  ------------------
Royalty income                      $   5,654,312     $  12,042,995      $   10,228,540      $   24,135,414
Interest income                             3,058            24,282               7,892              50,459
                                    --------------    --------------     ---------------     ---------------
                                        5,657,370        12,067,277          10,236,432          24,185,873

General and administrative
    expenditures                         (134,628)         (131,034)           (295,379)          (297,015)
                                    --------------    --------------     ---------------     ---------------

Distributable income                $   5,522,742     $  11,936,243      $    9,941,053      $   23,888,858
                                    ==============    ==============     ===============     ===============
Distributable income per Unit
    (46,608,796 Units)              $     .118491     $     .256094      $      .213287      $      .512540
                                    ==============    ==============     ===============     ===============


The accompanying notes to condensed financial statements are an integral part of these statements.

PERMIAN BASIN ROYALTY TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)


                                               Three Months Ended                     Six Months Ended
                                                     June 30                               June 30
                                        ----------------------------------   ------------------------------------
                                             2002              2001                2002               2001
                                        ----------------  ----------------   -----------------  -----------------
Trust corpus, beginning of period         $   2,329,575     $  2,537,002        $   2,371,187     $   2,595,254

Amortization of net overriding  royalty
    interests                                   (54,262)         (59,706)             (95,874)         (117,958)
Distributable income                          5,522,742       11,936,243            9,941,053        23,888,858
Distributions declared                       (5,522,742)     (11,936,243)          (9,941,053)      (23,888,858)
                                                                                                  --------------
                                          --------------    -------------       --------------
Total Trust Corpus, end of period         $   2,275,313     $  2,477,296        $   2,275,313     $   2,477,296
                                          ==============    =============       ==============    ==============

Distributions per unit                    $      .11849     $    .256094        $     .213287     $     .512540
                                          ==============    =============       ==============    ==============

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

3.       SUBSEQUENT EVENTS

Subsequent to June 30, 2002, the Trust declared a distribution on July 19, 2002 of $.036621 payable on August 14, 2002.

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

THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THREE MONTHS ENDED JUNE 30, 2001

For the quarter ended June 30, 2002 royalty income received by the Trust amounted to $5,654,312 compared to royalty income of $12,042,995 during the second quarter of 2001. The decrease in royalty income is primarily attributable to significant decreases in both oil and gas prices and lower production for both oil and gas.

Interest income for the quarter ended June 30, 2002, was $3,058 compared to $24,282 during the second quarter of 2001. The decrease in interest income is primarily attributable to less funds available for investment. General and administrative expenses during the second quarter of 2002 amounted to $134,628 compared to $131,034 during the second quarter of 2001. The increase in general and administrative expenses can be primarily attributed to the timing of payment of year end expenses.

These transactions resulted in distributable income for the quarter ended June 30, 2002 of $5,522,742, or $.118491 per Unit of beneficial interest. Distributions of $.030655, $.047293 and $.040543 per Unit were made to Unit holders of record as of April 30, May 31 and June 28, 2002, respectively. For the second quarter of 2001, distributable income was $11,936,243, or $.256094 per Unit of beneficial interest.

Royalty income for the Trust for the second quarter of the calendar year is associated with actual oil and gas production for the period of February, March and April 2002 from the properties from which the Trust's net overriding royalty interests ("Royalties") were carved. Oil and gas sales attributable to the Royalties and the properties from which the Royalties were carved are as follows:

                                                              SECOND QUARTER
                                                          ----------------------
                                                            2002          2001
                                                          ---------    ---------
ROYALTIES:
Oil sales (Bbls)                                            190,930      257,885
Gas sales (Mcf)                                             790,302    1,088,264

PROPERTIES FROM WHICH THE ROYALTIES WERE CARVED:
Oil:
    Total oil sales (Bbls)                                  322,193      358,010
    Average per day (Bbls)                                    3,620        4,023
    Average price per Bbl                                 $   21.10    $   24.40

Gas:
    Total gas sales (Mcf)                                 1,473,866    1,583,761
    Average per day (Mcf)                                    16,560       17,795
    Average price per Mcf                                 $    2.52    $    5.64


The posted price of oil decreased to an average price per barrel of $21.10 per Bbl in the second quarter of 2002, compared to $24.40 per Bbl in the second quarter of 2001. The Trustee has been advised by BROG that for the period August 1, 1993, through June 30, 2002, the oil from the Waddell Ranch properties was being sold under a competitive bid to a third party. The average price of gas decreased from $5.64 per Mcf in the second quarter of 2001 to $2.52 per Mcf in the second quarter of 2002. This decrease is primarily attributable to a significant increase in gas prices earlier in the year of 2001.

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

Capital expenditures for drilling, remedial and maintenance activities on the Waddell Ranch properties during the second quarter of 2002 totaled $802,000 as compared to $226,000 for the second quarter of 2001. BROG has informed the Trustee that the 2002 capital expenditures budget has been revised to $4.6 million for the Waddell Ranch. The total amount of capital expenditures for 2001 was $4.6 million. Through the second quarter of 2002, capital expenditures of $1.7 million have been expended.

The Trustee has been advised that there was 1 well completed or in progress during the three months ended June 30, 2002 as compared to 3 wells for the three months ended June 30, 2001 on the Waddell Ranch properties.

Lease operating expense and property taxes totaled $2.0 million for the second quarter of 2002, compared to $1.65 million in the second quarter of 2001 on the Waddell Ranch properties. This increase is primarily attributable to higher maintenance costs for the quarter.

SIX MONTHS ENDED JUNE 30, 2002 AND 2001

For the six months ended June 30, 2002, royalty income received by the Trust amounted to $10,228,540 compared to royalty income of $24,135,414 for the six months ended June 30, 2001. The decrease in royalty income is primarily due to a decrease in gas prices in the first six months of 2002, compared to the first six months in 2001. Interest income for the six months ended June 30, 2002 was $7,892 compared to $50,459 for the six months ended June 30, 2001. The decrease in interest income is attributable primarily to a decrease in funds available for investment. General and administrative expenses for the six months ended June 30, 2002 were $295,380. During the six months ended June 30, 2001, general and administrative expenses were $297,015. The decrease in general and administrative expenses is primarily due to timing differences in the receipt and payment of these expenses.

These transactions resulted in distributable income for the six months ended June 30, 2002 of $9,941,053, or $.213287, per Unit. For the six months ended June 30, 2001, distributable income was $23,888,858 or $.512540 per Unit.

Royalty income for the Trust for the period ended June 30, 2002 is associated with actual oil and gas production for the period November 2001 through April 2002 from the properties from which the Royalties were carved. Oil and gas production attributable to the Royalties and the properties from which the Royalties were carved are as follows:

                                                             FIRST SIX MONTHS
                                                          ----------------------
                                                             2002        2001
                                                          ---------    ---------
ROYALTIES:
Oil sales (Bbls)                                            366,168      485,115
Gas sales (Mcf)                                           1,549,944    2,015,968

PROPERTIES FROM WHICH THE ROYALTIES WERE CARVED:
Oil:
    Total oil sales (Bbls)                                  646,102      740,196
    Average per day (Bbls)                                    3,570        4,089
    Average price per Bbl                                 $   19.03    $   24.70
Gas:
    Total gas sales (Mcf)                                 3,029,372    3,174,554
    Average per day (Mcf)                                    16,737       17,539
    Average price per Mcf                                 $    2.44    $    5.63


The average price of oil decreased during the six months ended June 30, 2002 to $19.03 per barrel compared to $24.70 per barrel for the same period in 2001. The decrease in the average price of oil is primarily due to lagging demand in 2002, caused by a worldwide economic slowdown. The decrease in the average price of gas from $5.63 per Mcf for the six months ended June 30, 2001 to $2.44 per Mcf for the six months ended June 30, 2002 is primarily the result of a decrease in the spot prices of natural gas.

Since the oil and gas sales volumes attributable to the Royalties are based on an allocation formula that is dependent on such factors as price and cost (including capital expenditures), the production amounts in the Royalties section of the above table do not provide a meaningful comparison. The oil and gas sales volumes from the properties from which the Royalties are carved have remained relatively constant for the applicable period of 2002 compared to 2001.

The Trust has been advised that 3 gross and 1 net productive oil wells were drilled and completed on the Waddell Ranch properties during the six months ended June 30, 2002 and during the six months ended June 30, 2001. Capital expenditures for the Waddell Ranch properties for the six months ended June 30, 2002 totaled $1.7 million compared to $2.6 million for the same period in 2001. BROG has previously advised the Trust that the remaining 2002 capital expenditures budget for the Waddell Ranch properties is $2.9 million.

Lease operating expense and property taxes totaled $4.0 million in 2002 compared to $4.3 million in 2001. The decrease in lease operating expense is primarily attributable to more efficient field operations on the Waddell Ranch properties.

CALCULATION OF ROYALTY INCOME

The Trust's royalty income is computed as a percentage of the net profit from the operation of the properties in which the Trust owns net overriding royalty interests. These percentages of net profits are 75% and 95% in the case of the Waddell Ranch properties and the Texas Royalty properties, respectively. Royalty income received by the Trust for the three months ended June 30, 2002 and 2001, respectively, were computed as shown in the table below:

                                                                        THREE MONTHS ENDED JUNE 30,
                                                   -----------------------------------------------------------------
                                                                2002                                  2001
                                                   -----------------------------       -----------------------------
                                                     WADDELL            TEXAS           WADDELL             TEXAS
                                                     RANCH            ROYALTY            RANCH             ROYALTY
                                                   PROPERTIES        PROPERTIES        PROPERTIES         PROPERTIES
                                                   -----------       -----------       -----------       -----------
Gross proceeds of sales from the
    Underlying Properties
    Oil proceeds                                   $ 4,929,892       $ 1,867,653       $ 6,560,767       $ 2,281,884
    Gas proceeds                                     3,262,024           449,972         7,616,725         1,302,814
                                                   -----------       -----------       -----------       -----------
                      Total                          8,191,916         2,317,625        14,177,492         3,584,698
                                                   -----------       -----------       -----------       -----------

Less:
    Severance tax:
        Oil                                            207,630            68,646           275,169            87,141
        Gas                                            176,508            33,712            67,475            87,728
    Lease operating expense and property tax:
        Oil and gas                                  2,041,205           180,000         1,650,388           150,000
    Capital expenditures                               802,099                __           226,251                __
    Other                                                3,397              --              30,000              --
                                                   -----------       -----------       -----------       -----------
                      Total                          3,230,839           282,358         2,249,283           324,869
                                                   -----------       -----------       -----------       -----------

Net profits                                          4,961,077         2,035,267        11,928,209         3,259,829
Net overriding royalty interests                            75%               95%               75%               95%
                                                   -----------       -----------       -----------       -----------
Royalty income                                     $ 3,720,808       $ 1,933,504       $ 8,946,157       $ 3,096,838
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

                  (b)  Reports on Form 8-K

                  No reports were filed during the quarter ended June 30, 2002.

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

                                  BANK OF AMERICA, N.A.,
                                      TRUSTEE FOR THE
                                      PERMIAN BASIN ROYALTY TRUST




                                  By       /s/ RON E. HOOPER
                                    ------------------------------------------
                                           Ron E. Hooper
                                           Senior Vice President
                                           Trust Administrator

Date:  August 14, 2002


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