Form 10-Q
period 2002-09-30
PERMIAN BASIN ROYALTY TRUST
filed 2002-11-14
CIK 319654

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

--------------------------------------------------------------------------------

                                    FORM 10-Q

             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

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

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Number of Units of beneficial interest of the Trust outstanding at November 1, 2002: 46,608,796.

                           PERMIAN BASIN ROYALTY TRUST

                         PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

The condensed financial statements included herein have been prepared by Bank of America, N.A. as Trustee for the Permian Basin Royalty Trust, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Trust's latest annual report on Form 10-K. In the opinion of the Trustee, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the assets, liabilities and trust corpus of the Permian Basin Royalty Trust at September 30, 2002, and the distributable income and changes in trust corpus for the three-month and nine-month periods ended September 30, 2002 and 2001 have been included. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

Deloitte & Touche LLP, independent certified public accountants, has made a limited review of the condensed financial statements as of September 30, 2002 and for the three-month and nine-month periods ended September 30, 2002 and 2001 as stated in their report appearing herein.

                         INDEPENDENT ACCOUNTANTS' REPORT


Bank of America, N.A.,
         as Trustee for the Permian Basin Royalty Trust

We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of the Permian Basin Royalty Trust as of September 30, 2002 and the related condensed statements of distributable income and changes in trust corpus for the three-month and nine-month periods ended September 30, 2002 and 2001. These financial statements are the responsibility of the Trustee.

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


/s/  DELOITTE & TOUCHE LLP


Dallas, Texas
November 6, 2002

PERMIAN BASIN ROYALTY TRUST

CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

                                                        September 30,         December 31,
                                                            2002                  2001
                                                        ------------          ------------
                                                        (Unaudited)
ASSETS

Cash and short-term investments                         $  2,158,014          $  1,842,420

Net overriding royalty interests in producing
    oil and gas properties (net of accumulated
    amortization of $8,750,210, and
    $8,604,029 at September 30, 2002 and
    December 31, 2001, respectively)                       2,225,006             2,371,187
                                                        ------------          ------------

TOTAL ASSETS                                            $  4,383,020          $  4,213,607
                                                        ============          ============

LIABILITIES AND TRUST CORPUS

Distribution payable to Unit holders                    $  2,158,014          $  1,842,420

Commitments and contingencies
Trust corpus - 46,608,796 Units of
    beneficial interest authorized and
    outstanding                                            2,225,006             2,371,187
                                                        ------------          ------------

TOTAL LIABILITIES
      AND TRUST CORPUS                                  $  4,383,020          $  4,213,607
                                                        ============          ============


The accompanying notes are an integral part of these financial statements.




--------------------------------------------------------------------------------

PERMIAN BASIN ROYALTY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)


                                        Three Months Ended                Nine Months Ended
                                           September 30                      September 30
                                  -----------------------------     -----------------------------
                                      2002             2001             2002             2001
                                  ------------     ------------     ------------     ------------

Royalty income                    $  6,305,922     $  8,433,236     $ 16,534,462     $ 32,568,650
Interest income                          4,319           17,543           12,211           68,002
                                  ------------     ------------     ------------     ------------
                                     6,310,241        8,450,779       16,546,673       32,636,652

General and administrative
    expenditures                        69,703           74,320          365,082          371,336
                                  ------------     ------------     ------------     ------------

Distributable income              $  6,240,538     $  8,376,459     $ 16,181,591     $ 32,265,316
                                  ============     ============     ============     ============

Distributable income per Unit
    (46,608,796 Units)            $    .133892     $    .179718     $    .347179     $    .692258
                                  ============     ============     ============     ============


The accompanying notes to condensed financial statements are an integral part of these statements.




--------------------------------------------------------------------------------

PERMIAN BASIN ROYALTY TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

                                                 Three Months Ended                  Nine Months Ended
                                                    September 30                       September 30
                                           ------------------------------      ------------------------------
                                               2002              2001              2002              2001
                                           ------------      ------------      ------------      ------------

Trust corpus, beginning of period          $  2,272,994      $  2,477,296      $  2,371,187      $  2,595,254

Amortization of net overriding royalty
    interests                                   (47,988)          (50,042)         (146,181)         (168,000)
Distributable income                          6,240,538         8,376,459        16,181,591        32,265,316
Distributions declared                       (6,240,538)       (8,376,459)      (16,181,591)      (32,265,316)
                                           ------------      ------------      ------------      ------------
Total Trust Corpus, end of period          $  2,225,006      $  2,427,254      $  2,225,006      $  2,427,254
                                           ============      ============      ============      ============

Distributions per unit                     $    .133892      $    .179718      $    .347179      $    .692258
                                           ============      ============      ============      ============


--------------------------------------------------------------------------------

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

New Accounting Standards

The Company has not completed the process of evaluating the impact that will result from adopting Statement of Financial Accounting Standards ("SFAS") No. 143 "Accounting for Asset Retirement Obligations" and SFAS 146 "Accounting for Costs associated with exit or disposal activities". The Company is therefore unable to disclose the impact that adopting SFAS 143 and SFAS 146 will have on its financial position and results of operations when such statement is adopted.

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

3. SUBSEQUENT EVENTS

Subsequent to September 30, 2002, the Trust declared a distribution on October 21, 2002 of $.052198 payable on November 15, 2002.

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

THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2001

For the quarter ended September 30, 2002 royalty income received by the Trust amounted to $6,305,922 compared to royalty income of $8,433,236 during the third quarter of 2001. The decrease in royalty income is primarily attributable to significant decreases in both oil and gas prices and lower production for both oil and gas.

Interest income for the quarter ended September 30, 2002, was $4,319 compared to $17,543 during the third quarter of 2001. The decrease in interest income is primarily attributable to less funds available for investment and lower interest rates. General and administrative expenses during the third quarter of 2002 amounted to $69,703 compared to $74,320 during the third quarter of 2001. The decrease in general and administrative expenses can be primarily attributed to the timing of payment of expenses.

These transactions resulted in distributable income for the quarter ended September 30, 2002 of $6,240,538, or $.13 per Unit of beneficial interest. Distributions of $.036621, $.050969 and $.046300 per Unit were made to Unit holders of record as of July 31, August 30 and September 30, 2002, respectively. For the third quarter of 2001, distributable income was $8,376,459, or $.18 per Unit of beneficial interest.

Royalty income for the Trust for the third quarter of the calendar year is associated with actual oil and gas production for the period of May, June and July 2002 from the properties from which the Trust's net overriding royalty interests ("Royalties") were carved. Oil and gas sales attributable to the Royalties and the properties from which the Royalties were carved are as follows:


                                                              THIRD QUARTER
                                                     -----------------------------
                                                         2002             2001
                                                     ------------     ------------
ROYALTIES:
Oil sales (Bbls)                                          177,014          216,148
Gas sales (Mcf)                                           767,274          944,179

PROPERTIES FROM WHICH THE ROYALTIES WERE CARVED:
Oil:
    Total oil sales (Bbls)                                317,453          343,865
    Average per day (Bbls)                                  3,451            3,738
    Average price per Bbl                            $      24.41     $      24.59

Gas:
    Total gas sales (Mcf)                               1,565,863        1,636,098
    Average per day (Mcf)                                  17,020           17,784
    Average price per Mcf                            $       2.99     $       3.74

The posted price of oil decreased to an average price per barrel of $24.41 per Bbl in the third quarter of 2002, compared to $24.59 per Bbl in the third quarter of 2001. The Trustee has been advised by BROG that for the period August 1, 1993, through September 30, 2002, the oil from the Waddell Ranch properties was being sold under a competitive bid to a third party. The average price of gas decreased from $3.74 per Mcf in the third quarter of 2001 to $2.99 per Mcf in the third quarter of 2002. This decrease is primarily attributable to a significant increase in gas prices earlier in the year of 2001.

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

Capital expenditures for drilling, remedial and maintenance activities on the Waddell Ranch properties during the third quarter of 2002 totaled $1,434,435 as compared to $394,000 for the third quarter of 2001. BROG has informed the Trustee that the 2002 capital expenditures budget has been revised to $4.1 million for the Waddell Ranch. The total amount of capital expenditures for 2001 was $4.6 million. Through the third quarter of 2002, capital expenditures of $3.1 million have been expended.

The Trustee has been advised that there were 3 wells completed or in progress during the three months ended September 30, 2002 as compared to 3 wells for the three months ended September 30, 2001 on the Waddell Ranch properties.

Lease operating expense and property taxes totaled $2.4 million for the third quarter of 2002, compared to $2.6 million in the third quarter of 2001 on the Waddell Ranch properties. This decrease is primarily attributable to lower maintenance costs for the quarter.

NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

For the nine months ended September 30, 2002, royalty income received by the Trust amounted to $16,534,462 compared to royalty income of $32,568,650 for the nine months ended September 30, 2001. The decrease in royalty income is primarily due to a decrease in gas prices in the first nine months of 2002, compared to the first nine months in 2001 and lower volume for both oil and gas. Interest income for the nine months ended September 30, 2002 was $12,211 compared to $68,002 for the nine months ended September 30, 2001. The decrease in interest income is attributable primarily to a decrease in funds available for investment and lower interest rates. General and administrative expenses for the nine months ended September 30, 2002 were $365,082. During the nine months ended September 30, 2001, general and administrative expenses were $371,336. The decrease in general and administrative expenses is primarily due to timing differences in the receipt and payment of these expenses.

These transactions resulted in distributable income for the nine months ended September 30, 2002 of $16,181,591, or $.35 per Unit. For the nine months ended September 30, 2001, distributable income was $32,265,316 or $.69 per Unit.

Royalty income for the Trust for the period ended September 30, 2002 is associated with actual oil and gas production for the period November 2001 through July 2002 from the properties from which the Royalties were carved. Oil and gas production attributable to the Royalties and the properties from which the Royalties were carved are as follows:

                                                           FIRST NINE MONTHS
                                                     -----------------------------
                                                         2002             2001
                                                     ------------     ------------
ROYALTIES:
Oil sales (Bbls)                                          543,182          701,263
Gas sales (Mcf)                                         2,317,218        2,960,147

PROPERTIES FROM WHICH THE ROYALTIES WERE CARVED:
Oil:
    Total oil sales (Bbls)                                963,555        1,084,061
    Average per day (Bbls)                                  3,530            3,970
    Average price per Bbl                            $      20.80     $      25.59
Gas:
    Total gas sales (Mcf)                               4,595,235        4,810,652
    Average per day (Mcf)                                  16,832           17,621
    Average price per Mcf                            $       2.62     $       5.36

The average price of oil decreased during the nine months ended September 30, 2002 to $20.80 per barrel compared to $25.59 per barrel for the same period in 2001. The decrease in the average price of oil is primarily due to lagging demand in 2002, caused by a worldwide economic slowdown. The decrease in the average price of gas from $5.36 per Mcf for the nine months ended September 30, 2001 to $2.62 per Mcf for the nine months ended September 30, 2002 is primarily the result of a decrease in the spot prices of natural gas.

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

The Trust has been advised that 8 gross and 3 net productive oil wells were drilled and completed on the Waddell Ranch properties during the nine months ended September 30, 2002 as compared to 7 gross and 3 net productive well during the same period in 2001. Capital expenditures for the Waddell Ranch properties for the nine months ended September 30, 2002 totaled $ 3.1 million compared to $2,999,000 for the same period in 2001. BROG has previously advised the Trust that the remaining 2002 capital expenditures budget for the Waddell Ranch properties is $1.0 million.

Lease operating expense and property taxes totaled $6.5 million in 2002 compared to $7.0 million in 2001. The decrease in lease operating expense is primarily attributable to more efficient field operations on the Waddell Ranch properties.

CALCULATION OF ROYALTY INCOME

The Trust's royalty income is computed as a percentage of the net profit from the operation of the properties in which the Trust owns net overriding royalty interests. These percentages of net profits are 75% and 95% in the case of the Waddell Ranch properties and the Texas Royalty properties, respectively. Royalty income received by the Trust for the three months ended September 30, 2002 and 2001, respectively, were computed as shown in the table below:

                                                                   THREE MONTHS ENDED SEPTEMBER 30,
                                                  ------------------------------------------------------------------
                                                               2002                               2001
                                                  ------------------------------      ------------------------------
                                                    WADDELL            TEXAS            WADDELL            TEXAS
                                                     RANCH            ROYALTY            RANCH            ROYALTY
                                                   PROPERTIES        PROPERTIES        PROPERTIES        PROPERTIES
                                                  ------------      ------------      ------------      ------------

Gross proceeds of sales from the
    Underlying Properties
    Oil proceeds                                  $  5,534,415      $  2,213,128      $  6,403,660      $  2,079,708
    Gas proceeds                                     4,092,292           584,290         5,077,883           841,330
                                                  ------------      ------------      ------------      ------------
                      Total                          9,626,707         2,797,418        11,481,543         2,921,038
                                                  ------------      ------------      ------------      ------------

Less:
    Severance tax:
        Oil                                            231,781            89,237           267,953            79,269
        Gas                                            228,661            40,568           275,778            54,729
    Lease operating expense and property tax:
        Oil and gas                                  2,435,911           180,000         2,623,728           155,125
    Capital expenditures                             1,434,435                --           393,528                --
    Other                                               38,999                --            10,000                --
                                                  ------------      ------------      ------------      ------------
                      Total                          4,369,787           309,805         3,570,987           289,123
                                                  ------------      ------------      ------------      ------------

Net profits                                          5,256,920         2,487,613         7,910,556         2,631,915
Net overriding royalty interests                            75%               95%               75%               95%
                                                  ------------      ------------      ------------      ------------
Royalty income                                    $  3,942,690      $  2,363,232      $  5,932,917      $  2,500,319
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

                  99.1 Certificate by Bank of America, Trustee of Permian Basin Royalty Trust, dated November 12, 2002 and submitted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

                  (b) On August 14, 2002, the Trust filed a report on Form 8-K to furnish the Trustee's certification of the Trust's Quarterly Repot on Form 10-Q for the period ended June 30, 2002 as required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

       No reports were filed during the quarter ended September 30, 2002.

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

                                          BANK OF AMERICA, N.A.,
                                          TRUSTEE FOR THE
                                          PERMIAN BASIN ROYALTY TRUST




                                          By       /s/ RON E. HOOPER
                                            -----------------------------------
                                                   Ron E. Hooper
                                                   Senior Vice President
                                                   Trust Administrator

Date:  November 12, 2002


               (The Trust has no directors or executive officers.)

                                 CERTIFICATIONS

I, Ron Hooper, certify that:

1. I have reviewed this quarterly report of Form 10-Q of Permian Basin Royalty Trust, for which Bank of America, N.A., acts as Trustee;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, distributable income and changes in trust corpus of the registrant as of, and for, the periods presented in this quarterly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14), or for causing such procedures to be established and maintained, for the registrant and I have:

          a) designed such disclosure controls and procedures, or caused such controls and procedures to be designed, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors:

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves persons who have a significant role in the registrant's internal controls; and

6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

In giving the certifications in paragraphs 4, 5 and 6 above, I have relied to the extent I consider reasonable on information provided to me by Burlington Resources Oil & Gas Company and River Hill Energy Corporation.



  Date November 12, 2002        By:  /s/  Ron E. Hooper
                                     ------------------------------------------
                                     Ron E. Hooper,
                                     Senior Vice President, Royalty Management
                                     Bank of America, N.A.,

                                INDEX TO EXHIBITS



                 EXHIBIT
                 NUMBER                          DESCRIPTION
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

                  (c)      Net Overriding Royalty Conveyance (Permian Basin
                           Royalty Trust - Waddell Ranch) from Southland Royalty
                           Company (now Burlington Resources Oil & Gas Company) to The First National Bank of Fort Worth (now Bank of
                           America, N.A.), as Trustee, dated November 3, 1980
                           (without Schedules), heretofore filed as Exhibit
                           (4)(c) to the Trust's Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980 is incorporated herein by reference.*

                  99.1     Certificate by Bank of America, Trustee of Permian
                           Basin Royalty Trust, dated November 12, 2002 and submitted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

* A copy of this Exhibit is available to any Unit holder, at the actual cost of reproduction, upon written request to the Trustee, Bank of America, N.A., P. O. Box 830650, Dallas, Texas 75202.