Form 10-K
period 2002-12-31
PERMIAN BASIN ROYALTY TRUST
filed 2003-03-31
CIK 319654

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

         FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                          COMMISSION FILE NUMBER 1-8033

                           PERMIAN BASIN ROYALTY TRUST
                  (EXACT NAME OF REGISTRANT AS SPECIFIED IN THE
                     PERMIAN BASIN ROYALTY TRUST INDENTURE)

            Texas                                                                     75-6280532
(State or Other Jurisdiction of   -----------------------------------    (I.R.S. Employer Identification No.)
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

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                    NAME OF EACH EXCHANGE ON
             TITLE OF EACH CLASS                        WHICH REGISTERED
             -------------------                        ----------------
         Units of Beneficial Interest               New York Stock Exchange


        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: None

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         Indicate by check mark whether the registrant is an accelerated filed (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes [ ] No [X]

         The aggregate market value of the registrant's units of beneficial interest outstanding (based on the closing sale price on the New York Stock Exchange) held by non-affiliates of the registrant as of the last business day of the registrant's most recently completed second fiscal quarter was approximately $73,943,659.85.

         At March 21, 2003, there were 46,608,796 Units of Beneficial Interest of the Trust outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         "Units of Beneficial Interest" at page 1; "Trustee's Discussion and Analysis for the Three-Year Period Ended December 31, 2002" at pages 7 through 10; "Results of the 4th Quarters of 2002 and 2001" at page 9; and "Statements of Assets, Liabilities and Trust Corpus," "Statements of Distributable Income," "Statements of Changes in Trust Corpus," "Notes to Financial Statements" and "Independent Auditors' Report" at page 11 et seq., in registrant's Annual Report to security holders for fiscal year ended December 31, 2002 are incorporated herein by reference for Item 5, Item 7 and Item 8 of Part II of this Report.


================================================================================

                                TABLE OF CONTENTS

                                                                                                               Page
                                                                                                               ----
PART I............................................................................................................1
         ITEM 1.  Business........................................................................................1
                  Website/SEC Filings.............................................................................3
         ITEM 2.  Properties......................................................................................3
                  PRODUCING ACREAGE, WELLS AND DRILLING...........................................................3
                  OIL AND GAS PRODUCTION..........................................................................4
                  PRICING INFORMATION.............................................................................5
                  OIL AND GAS RESERVES............................................................................5
                  REGULATION......................................................................................8
                           Federal Natural Gas Regulation.........................................................8
                           State Regulation.......................................................................9
                           Other Regulation.......................................................................9
         Item 3.  Legal Proceedings...............................................................................9
         Item 4.  Submission of Matters to a Vote of Security Holders.............................................9

PART II...........................................................................................................9
         Item 5.  Market for Units of the Trust and Related Security Holder Matters...............................9
         Item 6.  Selected Financial Data.........................................................................9
         Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operation...........10
         Item 7A.  Quantitative and Qualitative Disclosures about Market Risk....................................10
         Item 8.  Financial Statements and Supplementary Data....................................................10
         Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...........10

PART III.........................................................................................................10
         Item 10. Directors and Executive Officers of the Registrant.............................................10
         Item 11. Executive Compensation.........................................................................11
         Item 12. Security Ownership of Certain Beneficial Owners and Management.................................11
         Item 13. Certain Relationships and Related Transactions ................................................12
         Item 14. Controls and Procedures........................................................................12

PART IV..........................................................................................................13
         Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K................................13

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

WEBSITE/SEC FILINGS

         Our Internet address is http://www.pbt-permianbasintrust.com. You can review the filings the Trust has made with respect to its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. We shall post these reports as soon as reasonably practicable after we electronically file them with, or furnish them to the SEC.

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

                      PRODUCING ACREAGE, WELLS AND DRILLING

         Waddell Ranch Properties. The Waddell Ranch properties consist of 78,175 gross (34,205 net) producing acres. A majority of the proved reserves are attributable to six fields: Dune, Sand Hills (Judkins), Sand Hills (McKnight), Sand Hills (Tubb), University-Waddell (Devonian) and Waddell. At December 31, 2002, the Waddell Ranch properties contained 765 gross (339 net) productive oil wells, 184 gross (88 net) productive gas wells and 324 gross (141 net) injection wells.

         BROG is operator of record of the Waddell Ranch properties. All field, technical and accounting operations have been contracted by an agreement between the working interest owners and Coastal Management Corporation ("CMC") but remain under the direction of BROG.

         The Waddell Ranch properties are mature producing properties, and all of the major oil fields are currently being waterflooded for the purpose of facilitating enhanced recovery. Proved reserves and estimated future net revenues attributable to the properties are included in the reserve reports summarized below. BROG does not own the full working interest in any of the tracts constituting the Waddell Ranch properties and, therefore, implementation of any development programs will require approvals of other working interest holders as well as BROG. In addition, implementation of any development programs will be dependent upon oil and gas prices currently being received and anticipated to be received in the future. There were 4 gross (1.75 net) wells drilled and completed on the Waddell Ranch properties during 2002. At December 31, 2002 there were no wells in progress on the Waddell Ranch properties. During 2001 there were 11 gross (.76 net) wells drilled and completed on the Waddell Ranch properties. At December 31, 2001 there were 8 gross (3.75 net) wells in progress on the Waddell Ranch properties. During 2000 there were no wells drilled on the Waddell Ranch properties. At December 31, 2000 there were 10 gross (4.88 net) wells in progress on the Waddell Ranch properties.

         BROG has advised the Trustee that the total amount of capital expenditures for 2002 with regard to the Waddell Ranch properties totalled $9.9 million. Capital expenditures include the cost of remedial and maintenance activities. This amount spent is approximately $.1 million less than the budgeted amount projected by BROG for 2002. BROG has advised the Trustee that the capital expenditures budget for 2003 totals approximately $10.0 million, of which approximately $1.1 is attributable to the 2003 drilling program, and $8.9 million to workovers and recompletions. Accordingly, there is a minor increase in capital expenditures for 2003 as compared with the 2002 capital expenditures.

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

         In February 1997, BROG sold its interests in the Texas Royalty properties that are subject to the Net Overriding Royalty Conveyance to the Trust dated effective November 1, 1980 ("Texas Royalty Conveyance") to Riverhill Energy Corporation ("Riverhill Energy"), which was then a wholly-owned subsidiary of Riverhill Capital Corporation ("Riverhill Capital") and an affiliate of CMC. At the time of such sale, Riverhill Capital was a privately owned Texas corporation with offices in Bryan and Midland, Texas. The Trustee was informed by BROG that, as required by the Texas Royalty Conveyance, Riverhill Energy succeeded to all of the requirements upon and the responsibilities of BROG under the Texas Royalty Conveyance with regard to the Texas Royalty properties. BROG and Riverhill Energy further advised the Trustee that all accounting operations pertaining to the Texas Royalty properties were being performed by CMC under the direction of Riverhill Energy. BROG indicated to the Trustee that BROG will work together with CMC and Riverhill Energy in an effort to assure that various administrative functions and reporting requirements assumed by Riverhill Energy are met. The Trustee has been advised that independent auditors representing Riverhill Energy and CMC are PriceWaterhouseCoopers.

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

         Well Count and Acreage Summary. The following table shows as of December 31, 2002, the gross and net producing wells and acres for the Company Interests. The net wells and acres are determined by multiplying the gross wells or acres by the Company Interests Owner's working interest in the wells or acres. There is very little undeveloped Acreage held by the Trust, and all this is held by production.

                                          NUMBER OF
                                            WELLS                          ACRES
                                    ---------------------           --------------------
                                    GROSS             NET           GROSS           NET
                                    -----             ---           ------        ------
Company Interests.............      1,273             568           76,992        33,276

                             OIL AND GAS PRODUCTION

         The Trust recognizes production during the month in which the related distribution is received. Production of oil and gas attributable to the Royalties and the Underlying Properties and the related average sales prices attributable to the Underlying Properties for the three years ended December 31, 2002, excluding portions attributable to the adjustments discussed below, were as follows:

                                     WADDELL RANCH                       TEXAS ROYALTY
                                       PROPERTIES                          PROPERTIES                            TOTAL
                           ---------------------------------   ---------------------------------   ---------------------------------
                              2002        2001        2000        2002        2001        2000        2002        2001        2000
                           ---------   ---------   ---------   ---------   ---------   ---------   ---------   ---------   ---------
ROYALTIES:

   Production

   Oil (barrels) .......     426,719     577,243     584,269     301,594     363,959     335,160     728,313     941,202     919,429

   Gas (Mcf) ...........   2,440,678   3,109,734   2,654,731     751,497     765,852     691,714   3,192,175   3,875,586   3,346,445

UNDERLYING PROPERTIES:

   Production

   Oil (barrels) .......     922,766   1,032,678   1,119,835     350,157     402,305     366,275   1,272,923   1,434,983   1,486,110

   Gas (Mcf) ...........   5,310,364   5,572,143   5,134,829     878,651     869,155     755,194   6,189,015   6,441,298   5,890,023

   Average Price

   Oil/barrel ..........   $   22.44   $   25.64   $   28.28   $   22.12   $   23.68   $   26.58   $   22.31   $   24.88   $   27.66

   Gas/Mcf .............   $    2.80   $    4.68   $    3.65   $    2.55   $    4.34   $    3.58   $    2.74   $    4.70   $    3.63

         Since the oil and gas sales attributable to the Royalties are based on an allocation formula that is dependent on such factors as price and cost (including capital expenditures), production amounts do not necessarily provide a meaningful comparison.

                                PRODUCTION COST

         Waddell Ranch total lease operating expense for 2002 was $22.318 million gross and $7.703 million net. The lease operating expense increased 5% from 2001 to 2002 primarily because of the increase in well maintenance operations and abandonment of shut in non-economic wellbores. Waddell Ranch lifting cost on a barrel of oil equivalent (BOE) basis was $5.20/bbl. The lifting cost on a barrel of total fluid produced (BTF) basis was $.41/bbl.

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

         Oil. The Trustee has been advised by BROG that for the period August 1, 1993 through June 30, 2003, the oil from the Waddell Ranch properties is being sold under a competitive bid to independent third parties.

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

         The independent petroleum engineers' reports as to the proved oil and gas reserves attributable to the Royalties conveyed to the Trust were obtained from Cawley, Gillespie & Associates, Inc. The following table presents a reconciliation of proved reserve quantities from January 1, 2000 through December 31, 2002 (in thousands):


                                                              WADDELL RANCH          TEXAS ROYALTY
                                                               PROPERTIES              PROPERTIES                TOTAL
                                                          --------------------    --------------------    --------------------
                                                             OIL         GAS        OIL         GAS         OIL         GAS
                                                           (BBLS)       (Mcf)      (BBLS)      (Mcf)       (BBLS)      (Mcf)
                                                          --------    --------    --------    --------    --------    --------
January 1, 2000 .......................................      5,486      23,004       4,145       5,628       9,631      28,632
Extensions, discoveries, and other additions ..........        314       1,106           0           0         314       1,106
Revisions of previous estimates .......................      1,095       9,088          97       1,012       1,192      10,099
Production ............................................       (584)     (2,655)       (335)       (692)       (919)     (3,346)
                                                          --------    --------    --------    --------    --------    --------
December 31, 2000 .....................................      6,311      30,543       3,907       5,948      10,218      36,491
Extensions, discoveries, and other additions ..........          0           0           0           0           0           0
Revisions of previous estimates .......................     (1,960)     (7,311)         60         613      (1,900)     (6,698)
Production ............................................       (577)     (3,110)       (364)       (766)       (941)     (3,876)
                                                          --------    --------    --------    --------    --------    --------
December 31, 2001 .....................................      3,774      20,122       3,603       5,795       7,377      25,917
Extensions, discoveries, and other additions ..........          0           0           0           0           0           0
Revisions of previous estimates .......................        700       5,259         138         521         837       5,782
Production ............................................       (427)     (2,441)       (302)       (751)       (728)     (3,192)
                                                          --------    --------    --------    --------    --------    --------
December 31, 2002 .....................................      4,047      22,940       3,439       5,565       7,486      28,507
                                                          ========    ========    ========    ========    ========    ========

         Estimated quantities of proved developed reserves of crude oil and natural gas as of December 31, 2002, 2001 and 2000 were as follows (in thousands):


                                    CRUDE OIL       NATURAL GAS
                                      (BBLS)           (Mcf)
                                    ---------       -----------
        December 31, 2002........     6,851            26,927

        December 31, 2001........     6,614            23,280

        December 31, 2000........     8,937            31,665

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

         The 2002, 2001 and 2000 change in the standardized measure of discounted future net cash flows related to future royalty income from proved reserves discounted at 10% is as follows (in thousands):

                                    WADDELL RANCH                       TEXAS ROYALTY
                                      PROPERTIES                          PROPERTIES                            TOTAL
                          ---------------------------------   ---------------------------------   ---------------------------------
                                2002        2001       2000        2002        2001        2000        2002        2001        2000
                           ---------   ---------  ---------   ---------   ---------   ---------   ---------   ---------   ---------
January 1 ...............  $  59,283   $ 214,029  $ 102,088   $  34,519   $  65,784   $  52,126   $  93,802   $ 279,813   $ 154,214
Extensions,
discoveries, and other
additions ...............          0           0     10,281           0           0           0           0           0      10,281
Accretion of discount ...      5,928      21,403     10,209       3,452       6,578       5,213       9,380      27,981      15,422
Revisions of previous
estimates and other .....     67,650    (147,806)   116,353      26,205     (26,370)     19,379      93,855    (174,176)    135,732
Royalty income ..........    (15,627)    (28,343)   (24,902)     (8,204)    (11,473)    (10,934)    (23,831)    (39,816)    (35,836)
                           ---------   ---------  ---------   ---------   ---------   ---------   ---------   ---------   ---------
December 31 .............  $ 117,234   $  59,283  $ 214,029   $  55,972   $  34,519   $  65,784   $ 173,206   $  93,802   $ 279,813
                           =========   =========  =========   =========   =========   =========   =========   =========   =========

         Oil and gas prices of $31.88 and $28.95 per barrel and $3.80 and $3.79 per Mcf were used to determine the estimated future net revenues from the Waddell Ranch properties and the Texas Royalty properties, respectively, at December 31, 2002. The upward revisions of both reserves and discounted future net cash flows for the Waddell Ranch properties and the Texas Royalty properties are due to increase in oil and gas prices from 2001 to 2002.

         Oil and gas prices of $17.05 and $17.62 per barrel and $2.15 and $1.93 per Mcf, respectively, were used to determine the estimated future net revenues from the Waddell Ranch properties and the Texas Royalty properties, respectively, at December 31, 2001. The extension, discoveries and other additions for the Waddell Ranch properties are proved reserves related to the Waddell (Greyburg) and Running WN (Wolfcamp) fields. The upward revisions of both reserves and discounted future net cash flows for the Waddell Ranch properties and the Texas Royalty properties are due to increases in oil and gas prices from 2000 to 2001.

         Oil and gas prices of $24.65 and $26.46 per barrel and $8.98 and $7.03 per Mcf, respectively, were used to determine the estimated future net revenues from the Waddell Ranch properties and the Texas Royalty properties at December 31, 2000. The extension, discoveries and other additions for the Waddell Ranch properties are proved developed producing reserves related to the RM (Clearfork) field. The upward revisions of both reserves and discounted future net cash flows for the Waddell Ranch properties and the Texas Royalty properties were due to increases in oil and gas prices from 1999 to 2000.

         The following presents estimated future net revenue and the present value of estimated future net revenue, for each of the years ended December 31, 2002, 2001 and 2000 (in thousands except amounts per Unit):

                                                  2002                          2001                         2000
                                      ---------------------------------------------------------------------------------------
                                       ESTIMATED        PRESENT       ESTIMATED       PRESENT      ESTIMATED       PRESENT
                                       FUTURE NET      VALUE AT      FUTURE NET      VALUE AT      FUTURE NET      VALUE AT
                                        REVENUE           10%         REVENUE           10%         REVENUE          10%
                                      ------------   ------------   ------------   ------------   ------------   ------------
Total Proved

     Waddell Ranch properties .....   $    204,776   $    117,234   $    102,860   $     59,283   $    405,530   $    214,029

     Texas Royalty properties .....        114,777         55,972         71,482         34,519        138,860         65,784
                                      ------------   ------------   ------------   ------------   ------------   ------------
         Total ....................   $    319,553   $    173,206   $    174,342   $     93,102   $    544,390   $    279,813
                                      ============   ============   ============   ============   ============   ============

Total Proved per Unit .............   $       6.85   $       3.72   $       3.74   $       2.01   $      11.68   $       6.00
                                      ============   ============   ============   ============   ============   ============

Proved Developed

     Waddell Ranch properties .....   $    179,798   $    105,903   $     84,996   $     52,778   $    334,734   $    187,575

     Texas Royalty properties .....        114,777         55,972         71,482         34,519        138,860         65,784
                                      ------------   ------------   ------------   ------------   ------------   ------------
         Total ....................   $    294,575   $    161,875   $    156,478   $     87,297   $    473,594   $    253,359
                                      ============   ============   ============   ============   ============   ============

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

                                   REGULATION

         Many aspects of the production, pricing, transportation and marketing of crude oil and natural gas are regulated by federal and state agencies. Legislation affecting the oil and gas industry is under constant review for amendment or expansion, frequently increasing the regulatory burden on affected members of the industry.

         Exploration and production operations are subject to various types of regulation at the federal, state and local levels. Such regulation includes requiring permits for the drilling of wells, maintaining bonding requirements in order to drill or operate wells, and regulating the location of wells, the method of drilling and casing wells, the surface use and restoration of properties upon which wells are drilled and the plugging and abandonment of wells. Natural gas and oil operations are also subject to various conservation laws and regulations that regulate the size of drilling and spacing units or proration units and the density of wells which may be drilled and unitization or pooling of oil and gas properties. In addition, state conservation laws establish maximum allowable production from natural gas and oil wells, generally prohibit the venting or flaring of natural gas and impose certain requirements regarding the ratability of production. The effect of these regulations is to limit the amounts of natural gas and oil that can be produced, potentially raise prices, and to limit the number of wells or the locations which can be drilled.

FEDERAL NATURAL GAS REGULATION

         The Federal Energy Regulatory Commission (the "FERC") is primarily responsible for federal regulation of natural gas. The interstate transportation and sale for resale of natural gas is subject to federal governmental regulation, including regulation of transportation and storage tariffs and various other matters, by FERC. Wellhead sales of domestic natural gas are not subject to regulation. January 1, 1993. Consequently, sales of natural gas may be made at market prices, subject to applicable contract provisions.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of Unit holders, through the solicitation of proxies or otherwise, during the fourth quarter ended December 31, 2002.


                                     PART II

ITEM 5.    MARKET FOR UNITS OF THE TRUST AND RELATED SECURITY HOLDER MATTERS

         The information under "Units of Beneficial Interest" at page 1 of the Trust's Annual Report to security holders for the year ended December 31, 2002, is herein incorporated by reference.

         The Trust has no equity compensation plans.

ITEM 6.    SELECTED FINANCIAL DATA

                                                             FOR THE YEAR ENDED DECEMBER 31,
                                       -------------------------------------------------------------------------
                                           2002           2001            2000           1999           1998
                                       ------------   ------------    ------------   ------------   ------------
Royalty income......................   $ 23,830,604   $ 39,816,141    $ 35,835,746   $ 18,799,659   $ 10,777,901

Distributable income................     23,415,406     39,473,395      35,545,141     18,471,842     10,414,382

Distributable income per Unit.......       0.502382       0.846908        0.762627       0.396317       0.223443

Distributions per Unit..............       0.502382       0.846908        0.762627       0.396317       0.223443

Total assets, December 31...........   $  4,543,780   $  4,213,606    $  5,651,376   $  5,305,223   $  3,861,776

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

         The "Trustee's Discussion and Analysis for the Three Year Period Ended December 31, 2002" and "Results of the 4th Quarters of 2002 and 2001" at pages 7 through 10 of the Trust's Annual Report to security holders for the year ended December 31, 2002 is herein incorporated by reference.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Trust is a passive entity and other than the Trust's ability to periodically borrow money as necessary to pay expenses, liabilities and obligations of the Trust that cannot be paid out of cash held by the Trust, the Trust is prohibited from engaging in borrowing transactions. The amount of any such borrowings is unlikely to be material to the Trust. The Trust periodically holds short-term investments acquired with funds held by the Trust pending distribution to Unit holders and funds held in reserve for the payment of Trust expenses and liabilities. Because of the short-term nature of these borrowings and investments and certain limitations upon the types of such investments which may be held by the Trust, the Trustee believes that the Trust is not subject to any material interest rate risk. The Trust does not engage in transactions in foreign currencies which could expose the Trust or Unit holders to any foreign currency related market risk. The Trust invests in no derivative financial instruments and has no foreign operations or long-term debt instruments.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Financial Statements of the Trust and the notes thereto at page 11 et seq. of the Trust's Annual Report to security holders for the year ended December 31, 2002, are herein incorporated by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There have been no changes in accountants and no disagreements with accountants on any matter of accounting principles or practices or financial statement disclosures during the twenty-four months ended December 31, 2002.


                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                                     TRUSTEE

         The Trust has no directors or executive officers. The Trustee is a corporate trustee which may be removed, with or without cause, at a meeting of the Unit holders, by the affirmative vote of the holders of a majority of all the Units then outstanding.

             SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange At of 1934 requires the Trust's directors, officers or beneficial owners of more than ten percent of a registered class of the Trust's equity securities to file reports of ownership and changes in ownership with the SEC and to furnish the Trust with copies of all such reports.

         The Trust has no directors or officers and based solely on its review of the reports received by it, the Trust believes that during the fiscal year of 2002, no person who was a beneficial owner of more than ten percent the Trust's Units failed to file on a timely basis any report required by Section 16(a).

ITEM 11.   EXECUTIVE COMPENSATION

         During the years ended December 31, 2002, 2001 and 2000, the Trustee received total remuneration as follows:

              NAME OF INDIVIDUAL OR NUMBER                CAPACITIES IN           CASH
                   OF PERSONS IN GROUP                     WHICH SERVED        COMPENSATION            YEAR
-----------------------------------------------------     --------------   --------------------       ------
Bank of America, N.A ................................        Trustee       $        45,062  (1)        2002

                                                                           $        53,796  (1)        2001

                                                                           $        57,680  (1)        2000

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


ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         (a) Security Ownership of Certain Beneficial Owners. The following table sets forth as of March 1, 2003, information with respect to each person known to own beneficially more than 5% of the outstanding Units of the Trust [PLEASE CONFIRM]:

                                                     AMOUNT AND NATURE OF
NAME AND ADDRESS                                     BENEFICIAL OWNERSHIP              PERCENT OF CLASS
--------------------------------------------   ---------------------------------     ----------------------
Burlington Resources Oil & Gas Company LP(1)           27,577,741 Units                     59.17%
5051 Westheimer, Suite 1400
Houston, Texas 77056-2124

McMorgan & Company(2)                                   5,000,000 Units                     10.73%
One Bush Street, Suite 800
San Francisco, CA  94104

--------------------

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

         (b) Security Ownership of Management. The Trustee does not beneficially own any securities of the Trust. In various fiduciary capacities, Bank of America, N.A. owned as of March 1, 2003, an aggregate of 192,621 Units with no right to vote all of these Units, shared right to vote none of these Units and sole right to vote none of these Units. Bank of America, N.A., disclaims any beneficial interests in these Units. The number of Units reflected in this paragraph includes Units held by all branches of Bank of America, N.A.(1)

         (c) Change In Control. The Trustee knows of no arrangements which may subsequently result in a change in control of the Trust.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Trust has no directors or executive officers. See Item 11 for the remuneration received by the Trustee during the years ended December 31, 2002, 2001 and 2000 and Item 12(b) for information concerning Units owned by Bank of America, N.A. in various fiduciary capacities.

ITEM 14.   CONTROLS AND PROCEDURES.

         Within the 90 days prior to the date of this report, the trustee carried out an evaluation of the effectiveness of the design and operation of the Trust's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Trustee concluded that the Trust's disclosure controls and procedures are effective in timely alerting the trustee to material information relating to the Trust required to be included in the Trust's periodic filings with the Securities and Exchange Commission. In its evaluation of disclosure controls and procedures, the trustee has relied, to the extent considered reasonable, on information provided by Burlington Resources Oil & Gas Company and River Hill Energy Corporation. No significant changes in the Trust's internal controls or other factors that could affect these controls have occurred subsequent to the date of such evaluation.

                                     PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         The following documents are filed as a part of this Report:

1.       Financial Statements

         Included in Part II of this Report by reference to the Annual Report of the Trust for the year ended December 31, 2002:

                  Independent Auditors' Report

                  Statements of Assets, Liabilities and Trust Corpus at December 31, 2002 and 2001

                  Statements of Distributable Income for Each of the Three Years in the Period Ended December 31, 2002

                  Statements of Changes in Trust Corpus for Each of the Three Years in the Period Ended December 31, 2002

                  Notes to Financial Statements

2.       Financial Statement Schedules

         Financial statement schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

3.       Exhibits

        EXHIBIT
        NUMBER                                               EXHIBIT
----------------------      -------------------------------------------------------------------------------------
        (4)(a)              --    Permian Basin Royalty Trust Indenture dated November 3, 1980, between Southland
                                  Royalty Company and The First National Bank of Fort Worth (now Bank of America,
                                  N.A.), as Trustee, heretofore filed as Exhibit (4)(a) to the Trust's Annual
                                  Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980, is incorporated herein by reference.*

          (b)               --    Net Overriding Royalty Conveyance (Permian Basin Royalty Trust) from Southland
                                  Royalty Company to The First National Bank of Fort Worth (now Bank of America,
                                  N.A.), as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit (4)(b) to the Trust's Annual Report on Form 10-K to the Securities
                                  and Exchange Commission for the fiscal year ended December 31, 1980, is incorporated herein by reference.*

          (c)               --    Net Overriding Royalty Conveyance (Permian Basin Royalty Trust -- Waddell Ranch)
                                  from Southland Royalty Company to The First National Bank of Fort Worth (now
                                  Bank of America, N.A.), as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit (4)(c) to the Trust's Annual Report on Form 10-K to
                                  the Securities and Exchange Commission for the fiscal year ended December 31,
                                  1980, is incorporated herein by reference.*

         (13)               --    Registrant's Annual Report to security holders for fiscal year ended December
                                  31, 2002.**

         (23)               --    Consent of Cawley, Gillespie & Associates, Inc., reservoir engineer.**

        (99.1)              --    Certificate by Bank of America, Trustee of Permian Basin Royalty Trust, dated
                                  March 25, 2003 as required by 10 U.S.C. Section 1350, as adopted pursuant to
                                  Section 906 of the Sarbanes-Oxley Act of 2002.**

----------------

* A copy of this Exhibit is available to any Unit holder, at the actual cost of reproduction, upon written request to the Trustee, Bank of America, N.A., P.O. Box 830650, Dallas, Texas 75283-0650.

**       Filed herewith.


                               REPORTS ON FORM 8-K

         During the last quarter of the Trust's fiscal year ended December 31, 2002, there were no reports on Form 8-K filed by the Trust.

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


                                     PERMIAN BASIN ROYALTY TRUST

                                     BY:   BANK OF AMERICA, N.A., Trustee


                                     By      /s/ RON E. HOOPER
                                           ------------------------------------
                                            Ron E. Hooper
                                            Senior Vice President

Date: March 25, 2003

               (The Trust has no directors or executive officers.)

CERTIFICATION

         I, Ron Hooper, certify that:

         1. I have reviewed this Annual Report on Form 10-K of Permian Basin Royalty Trust, for which Bank of America, N.A., acts as Trustee;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, distributable income and changes in trust corpus of the registrant as of, and for, the periods presented in this annual report;

         4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14), or for causing such procedures to be established and maintained, for the registrant and I have:

                  a) designed such disclosure controls and procedures, or caused such controls and procedures to be designed, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this annual report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  c) presented in this annual report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

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

         6. I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                  In giving the certifications in paragraphs 4, 5 and 6 above, I have relied to the extent I consider reasonable on information provided to me by Burlington Resources Oil & Gas Company and River Hill Energy Corporation.

Date: March 25, 2003           By: /s/ Ron Hooper
                                   ------------------------------------------
                                   Ron Hooper
                                   Senior Vice President and Administrator
                                   Bank of America, N.A.,

                               INDEX TO EXHIBITS

        EXHIBIT
        NUMBER                                               EXHIBIT
----------------------      -------------------------------------------------------------------------------------
        (4)(a)              --    Permian Basin Royalty Trust Indenture dated November 3, 1980, between Southland
                                  Royalty Company and The First National Bank of Fort Worth (now Bank of America,
                                  N.A.), as Trustee, heretofore filed as Exhibit (4)(a) to the Trust's Annual
                                  Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980, is incorporated herein by reference.*

          (b)               --    Net Overriding Royalty Conveyance (Permian Basin Royalty Trust) from Southland
                                  Royalty Company to The First National Bank of Fort Worth (now Bank of America,
                                  N.A.), as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit (4)(b) to the Trust's Annual Report on Form 10-K to the Securities
                                  and Exchange Commission for the fiscal year ended December 31, 1980, is incorporated herein by reference.*

          (c)               --    Net Overriding Royalty Conveyance (Permian Basin Royalty Trust -- Waddell Ranch)
                                  from Southland Royalty Company to The First National Bank of Fort Worth (now
                                  Bank of America, N.A.), as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit (4)(c) to the Trust's Annual Report on Form 10-K to
                                  the Securities and Exchange Commission for the fiscal year ended December 31,
                                  1980, is incorporated herein by reference.*

         (13)               --    Registrant's Annual Report to security holders for fiscal year ended December
                                  31, 2002.**

         (23)               --    Consent of Cawley, Gillespie & Associates, Inc., reservoir engineer.**

        (99.1)              --    Certificate by Bank of America, Trustee of Permian Basin Royalty Trust, dated
                                  March 25, 2003 as required by 10 U.S.C. Section 1350, as adopted pursuant to
                                  Section 906 of the Sarbanes-Oxley Act of 2002.**

----------------

* A copy of this Exhibit is available to any Unit holder, at the actual cost of reproduction, upon written request to the Trustee, Bank of America, N.A., P.O. Box 830650, Dallas, Texas 75283-0650.

**       Filed herewith.