Form 10-Q
period 2003-03-31
PERMIAN BASIN ROYALTY TRUST
filed 2003-05-14
CIK 319654

--------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
--------------------------------------------------------------------------------


                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

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


         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes[ ] No[X]

         Number of Units of beneficial interest of the Trust outstanding at May 1, 2003: 46,608,796.

                           PERMIAN BASIN ROYALTY TRUST

                         PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

The condensed financial statements included herein have been prepared by Bank of America, N.A. as Trustee for the Permian Basin Royalty Trust, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Trust's latest annual report on Form 10-K. In the opinion of the Trustee, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the assets, liabilities and trust corpus of the Permian Basin Royalty Trust at March 31, 2003, and the distributable income and changes in trust corpus for the three-month periods ended March 31, 2003 and 2002 have been included. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

Deloitte & Touche LLP, independent certified public accountants, has made a limited review of the condensed financial statements as of March 31, 2003 and for the three-month periods ended March 31, 2003 and 2002 included herein.

                         INDEPENDENT ACCOUNTANTS' REPORT


Bank of America, N.A.,
as Trustee for the Permian Basin Royalty Trust

We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of the Permian Basin Royalty Trust as of March 31, 2003 and the related condensed statements of distributable income and changes in trust corpus for the three-month periods ended March 31, 2003 and 2002. These financial statements are the responsibility of the Trustee.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the statement of assets, liabilities and trust corpus of the Permian Basin Royalty Trust as of December 31, 2002, and the related statements of distributable income and changes in trust corpus for the year then ended (not presented herein); and in our report dated March 25, 2003, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed statement of assets, liabilities and trust corpus as of December 31, 2002 is fairly stated, in all material respects, in relation to the statement of assets, liabilities and trust corpus from which it has been derived.


/s/  DELOITTE & TOUCHE LLP


Dallas, Texas
May 7, 2003

PERMIAN BASIN ROYALTY TRUST

CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

                                                                           March 31,     December 31,
                                                                             2003           2002
                                                                          ------------   ------------
                                                                         (Unaudited)
ASSETS

Cash and short-term investments                                           $  2,620,747   $  2,371,387

Net overriding royalty interests in producing
    oil and gas properties (net of accumulated
    amortization of $8,845,289 and $8,802,823 at
    March 31, 2003 and December 31, 2002, respectively)                      2,129,927      2,172,393
                                                                          ------------   ------------

TOTAL ASSETS                                                              $  4,750,674   $  4,543,780
                                                                          ============   ============

LIABILITIES AND TRUST CORPUS

Distribution payable to Unit holders                                      $  2,620,747   $  2,371,387

Commitments and contingencies
Trust corpus - 46,608,796 Units of
    beneficial interest authorized and
    outstanding                                                              2,129,927      2,172,393
                                                                          ------------   ------------

TOTAL LIABILITIES
      AND TRUST CORPUS                                                    $  4,750,674   $  4,543,780
                                                                          ============   ============


The accompanying notes are an integral part of these financial statements.





--------------------------------------------------------------------------------

PERMIAN BASIN ROYALTY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)


                                                  THREE           THREE
                                                 MONTHS          MONTHS
                                                  ENDED           ENDED
                                                March 31,       March 31,
                                                   2003            2002
                                               ------------    ------------
Royalty income                                 $  6,983,374    $  4,574,228
Interest income                                       3,534           4,834
                                               ------------    ------------
                                                  6,986,908       4,579,062

General and administrative expenditures
                                                    217,428        (160,752)
                                               ------------    ------------

Distributable income                           $  6,769,480    $  4,418,310
                                               ============    ============

Distributable income per Unit
    (46,608,796 Units)                         $        .15    $        .09
                                               ============    ============


The accompanying notes to condensed financial statements are an integral part of these statements.




--------------------------------------------------------------------------------

PERMIAN BASIN ROYALTY TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

                                                THREE           THREE
                                               MONTHS          MONTHS
                                                ENDED           ENDED
                                               March 31,       March 31,
                                                 2003            2002
                                             ------------    ------------
Trust corpus, beginning of period            $  2,172,393    $  2,371,187

Amortization of net overriding royalty
    interests                                      42,466         (41,612)
Distributable income                            6,769,480       4,418,310
Distributions declared                         (6,769,480)     (4,418,310)
                                             ------------    ------------
Total Trust Corpus, end of period            $  2,129,927    $  2,329,575
                                             ============    ============

Distributions per unit                       $        .15    $        .09
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

PERMIAN BASIN ROYALTY TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


1.       BASIS OF ACCOUNTING

         The Permian Basin Royalty Trust ("Trust") was established as of November 1, 1980. The net overriding royalties conveyed to the Trust include: (1) a 75% net overriding royalty carved out of Southland Royalty Company's fee mineral interests in the Waddell ranch in Crane County, Texas (the "Waddell Ranch properties"); and (2) a 95% net overriding royalty carved out of Southland Royalty Company's major producing royalty interests in Texas (the "Texas Royalty properties"). The net overriding royalty for the Texas Royalty properties is subject to the provisions of the lease agreements under which such royalties were created. The financial statements of the Trust are prepared on the following basis:

         -- Royalty income recorded for a month is the amount computed and paid to Bank of America, N.A. ("Trustee") as Trustee for the Trust by the interest owners: Burlington Resources Oil & Gas Company ("BROG") for the Waddell Ranch properties and River Hill Energy Corporation ("River Hill Energy"), formerly a wholly owned subsidiary of River Hill Capital Corporation ("River Hill Capital") and formerly an affiliate of Coastal Management Corporation ("CMC"), for the Texas Royalty properties. CMC currently conducts all field, technical and accounting operations on behalf of BROG with regard to the Waddell Ranch properties. CMC also conducts the accounting operations for the Texas Royalty properties on behalf of River Hill Energy. Royalty income consists of the amounts received by the owners of the interest burdened by the net overriding royalty interests ("Royalties") from the sale of production less accrued production costs, development and drilling costs, applicable taxes, operating charges, and other costs and deductions multiplied by 75% in the case of the Waddell Ranch properties and 95% in the case of the Texas Royalty properties.

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

         -- Trust expenses recorded are based on liabilities paid and cash reserves established out of cash received or borrowed funds for liabilities and contingencies.

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

         Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations" was issued in June 2001, and was adopted by the Trust on January 1, 2003. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The effect of adopting SFAS No. 143 did not have a material impact on the Trust's financial statements.

         SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" was issued in April 2002 and is effective for fiscal years beginning after May 15, 2002. This Statement includes the rescission of FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment to FASB Statement No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The effect of adopting SFAS No. 145 has not had a material impact on the Trust's financial statements.

         SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" was issued in June 2002 and is effective for exit or disposal activities subsequent to December 31, 2002. The Trust experienced no material impact on its financial statements from the adoption of this accounting standard.

         SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123," was issued in December 2002 and provides new transition methods if an entity adopts the fair value based method of valuing stock-based compensation suggested in SFAS No. 123 "Accounting for Stock-Based Compensation," as well as requiring additional disclosures in interim and annual financial statements. The Trust has no options or other stock-based instruments and accordingly, the impact of this new Standard has not been material to the financial statements of the Trust.

         FASB Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," requires disclosures beginning with financial statements ending after December 15, 2002, and requires liability recognition beginning January 1, 2003. The Trust had no such guarantees outstanding as of March 31, 2003.

         FIN No. 46, "Consolidation of Variable Interest Entities" was issued in January 2003. This interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," applies immediately to variable interest entities created after January 31, 2003, and applies to the first period beginning after June 15, 2003, to entities acquired before February 1, 2003. This FIN does not affect the Trust as it has no unconsolidated subsidiaries accounted for under the equity method of accounting.

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

         The classification of the Trust's income for purposes of the passive loss rules may be important to a Unit holder. Royalty income generally is treated as portfolio income and does not offset passive losses.

3.       SUBSEQUENT EVENTS

         Subsequent to March 31, 2003, the Trust declared a distribution on April 17, 2003 of $0.054327 payable on May 14, 2003, to unitholders of record on April 30, 2003.

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

THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THREE MONTHS ENDED MARCH 31, 2002

For the quarter ended March 31, 2003 royalty income received by the Trust amounted to $6,983,374 compared to royalty income of $4,574,228 during the first quarter of 2002. The increase in royalty income is primarily attributable to significant increases in both oil and gas prices.

Interest income for the quarter ended March 31, 2003, was $3,534 compared to $4,834 during the first quarter of 2002. The decrease in interest income is primarily attributable to lower interest rates. General and administrative expenses during the first quarter of 2003 amounted to $217,428 compared to $160,752 during the first quarter of 2002. The increase in general and administrative expenses can be primarily attributed to the timing of payment of year end expenses.

These transactions resulted in distributable income for the quarter ended March 31, 2003 of $6,769,480 or $.15 per Unit of beneficial interest. Distributions of $.050096, $.038915 and $.056228 per Unit were made to Unit holders of record as of January 31, February 28 and March 31, 2003, respectively. For the first quarter of 2002, distributable income was $4,418,310, or $.09 per Unit of beneficial interest.

Royalty income for the Trust for the first quarter of the calendar year is associated with actual oil and gas production for the period November and December of 2002 and January 2003 from the properties from which the Trust's net overriding royalty interests ("Royalties") were carved. Oil and gas sales attributable to the Royalties and the properties from which the Royalties were carved are as follows:

                                                             FIRST QUARTER
                                                       -----------------------
                                                          2003         2002
                                                       ----------   ----------
ROYALTIES:
Oil sales (Bbls)                                          163,593      175,238
Gas sales (Mcf)                                           696,119      759,642

PROPERTIES FROM WHICH THE ROYALTIES WERE CARVED:
Oil:
    Total oil sales (Bbls)                                307,978      323,909
    Average per day (Bbls)                                  3,348        3,521
    Average price per Bbl                              $    28.82   $    16.97

Gas:
    Total gas sales (Mcf)                               1,558,654    1,555,506
    Average per day (Mcf)                                  16,942       16,908
    Average price per Mcf                              $     3.99   $     2.36


The posted price of oil increased to an average price per barrel of $28.82 per Bbl in the first quarter of 2003, compared to $16.97 per Bbl in the first quarter of 2002. The Trustee has been advised by BROG that for the period August 1, 1993, through March 31, 2003, the oil from the Waddell Ranch properties was being sold under a competitive bid to a third party. The average price of gas increased from $2.36 per Mcf in the first quarter of 2002 to $3.99 per Mcf in the first quarter of 2003 due to strong energy pricing and more demand for products.

Since the oil and gas sales attributable to the Royalties are based on an allocation formula that is dependent on such factors as price and cost (including capital expenditures), the production amounts in the Royalties section of the above table do not provide a meaningful comparison. Oil and gas sales volumes from the Underlying Properties decreased for the applicable period in 2003 compared to 2002.

Capital expenditures for drilling, remedial and maintenance activities on the Waddell Ranch properties during the first quarter of 2003 totaled $2,950,000 as compared to $885,649 for the first quarter of 2002. BROG has informed the Trustee that the 2003 capital expenditures budget has been revised to $9.9 million for the Waddell Ranch. The total amount of capital expenditures for 2002 was $9.6 million. Through the first quarter of 2003, capital expenditures of $2.96 million have been expended.

The Trustee has been advised that there was 2 wells completed and 2 wells in progress during the three months ended March 31, 2003 as compared to 1 well completed or in progress for the three months ended March 31, 2002 on the Waddell Ranch properties.

Lease operating expense and property taxes totaled $2.58 million for the first quarter of 2003, compared to $2 million in the first quarter of 2002 on the Waddell Ranch properties. This increase is primarily attributable to additional maintenance costs for the quarter.

CALCULATION OF ROYALTY INCOME

The Trust's royalty income is computed as a percentage of the net profit from the operation of the properties in which the Trust owns net overriding royalty interests. These percentages of net profits are 75% and 95% in the case of the Waddell Ranch properties and the Texas Royalty properties, respectively. Royalty income received by the Trust for the three months ended March 31, 2003 and 2002, respectively, were computed as shown in the table below:

                                                      THREE MONTHS ENDED MARCH 31,
                                       ------------------------------------------------------------
                                                   2003                           2002
                                       ------------------------------------------------------------
                                         WADDELL          TEXAS          WADDELL          TEXAS
                                          RANCH          ROYALTY          RANCH          ROYALTY
                                        PROPERTIES      PROPERTIES      PROPERTIES      PROPERTIES
                                       ------------    ------------    ------------    ------------
Gross proceeds of sales from the
    Underlying Properties
    Oil proceeds                       $  6,552,266    $  2,324,242    $  4,008,109    $  1,490,222
    Gas proceeds                          5,406,817         810,547       3,067,957         600,278
                                       ------------    ------------    ------------    ------------
                      Total              11,959,083       3,134,789       7,076,066       2,090,500
                                       ------------    ------------    ------------    ------------

Less:
    Severance tax:
        Oil                                 277,238          85,319         167,894          57,880
        Gas                                 338,737          79,641         162,016          45,925
    Lease operating expense and
         property tax:
        Oil and gas                       2,581,653         195,000       2,050,017         180,000
    Capital expenditures                  2,965,073                         885,649
                                       ------------    ------------    ------------    ------------
                      Total               6,162,701         359,960       3,265,576         283,805
                                       ------------    ------------    ------------    ------------

Net profits                               5,796,382       2,774,829       3,810,490       1,806,695
Net overriding royalty interests                 75%             95%             75%             95%
                                       ------------    ------------    ------------    ------------
Royalty income                         $  4,347,287    $  2,636,087    $  2,857,868    $  1,716,360
                                       ============    ============    ============    ============

Critical Accounting Policies and Estimates

        The Trust's financial statements reflect the selection and application of accounting policies that require the Trust to make significant estimates and assumptions. The following are some of the more critical judgment areas in the application of accounting policies that currently affect the Trust's financial condition and results of operations.

        Basis of Accounting

        The financial statements of the Trust are prepared on a modified cash basis and are not intended to present financial positions and results of operations in conformity with accounting principles generally accepted in the United States of America. Preparation of the Trust's financial statements on such basis includes the following:

- Royalty income and interest income are recorded in the period in which amounts are received by the Trust rather than in the period of production and accrual, respectively.

- General and administrative expenses recorded are based on liabilities paid and cash reserves established out of cash received.

- Amortization of the Royalty Interests is calculated on a unit-of-production basis and charged directly to trust corpus when revenues are received.

- Distributions to Unitholders are recorded when declared by the Trustee (see Note 4).

        The financial statements of the Trust differ from financial statements prepared in accordance with accounting principles generally accepted in the United States of America because royalty income is not accrued in the period of production, general and administrative expenses recorded are based on liabilities paid and cash reserves established rather than on an accrual basis, and amortization of the Royalty Interests is not charged against operating results.

        Revenue Recognition

        Revenues from Royalty Interests are recognized in the period in which amounts are received by the Trust. Royalty income received by the Trust in a given calendar year will generally reflect the proceeds, on an entitlements basis, from natural gas produced and sold for the twelve-month period ended September 30th in that calendar year. Royalty income received by the Trust in the first quarter of 2003 generally reflects the proceeds, on an entitlements basis, from natural gas produced and sold in the fourth quarter of 2002.

        Reserve Disclosure

        As of January 1, 2003, independent petroleum engineers estimated the net proved reserves attributable to the Royalty Interest. In accordance with Statement of Financial Standards No. 69, "Disclosures About Oil and Gas Producing Activities", estimates of future net revenues from proved reserves have been prepared using year-end contractual gas prices and related costs. Numerous uncertainties are inherent in estimating volumes and the value of proved reserves and in projecting future production rates and the timing of development of non-producing reserves. Such reserve estimates are subject to change as additional information becomes available. The reserves actually recovered and the timing of production may be substantially different from the reserve estimates.

        Contingencies

        Contingencies related to the Underlying Properties that are unfavorably resolved would generally be reflected by the Trust as reductions to future royalty income payments to the Trust with corresponding reductions to cash distributions to Unitholders. The Trustee is aware of no such items as of March 31, 2003.

        New Accounting Pronouncements

        SFAS No. 143, "Accounting for Asset Retirement Obligations" was issued in June 2001, and was adopted by the Trust on January 1, 2003. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The effect of adopting SFAS No. 143 has not had a material impact on the Trust's financial statements.

        SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" was issued in April 2002 and is effective for fiscal years beginning after May 15, 2002. This Statement includes the rescission of FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment to FASB Statement No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The effect of adopting SFAS No. 145 has not had a material impact on the Trust's financial statements.

        SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" was issued in June 2002 and is effective for exit or disposal activities subsequent to December 31, 2002. The Trust experienced no material impact on its financial statements from the adoption of this accounting standard.

        SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123," was issued in December 2002 and provides new transition methods if an entity adopts the fair value based method of valuing stock-based compensation suggested in SFAS No. 123 "Accounting for Stock-Based Compensation," as well as requiring additional disclosures in interim and annual financial statements. The Trust has no options or other stock-based instruments and accordingly, the impact of this new Standard is not material to the financial statements of the Trust.

        FASB Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," requires disclosures beginning with financial statements ending after December 15, 2002 and requires liability recognition beginning January 1, 2003. The Trust had no such guarantees outstanding as of March 31, 2003.

        FIN No. 46, "Consolidation of Variable Interest Entities" was issued in January 2003. This interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," applies immediately to variable interest entities created after January 31, 2003, and applies to the first period beginning after June 15, 2003, to entities acquired before February 1, 2003. This FIN does not affect the Trust as it has no unconsolidated subsidiaries accounted for under the equity method of accounting.

Use of Estimates

        The preparation of financial statements in conformity with the basics of accounting described above requires management to make estimates and assumptions that affect the reported amounts of certain assets, liabilities, revenues and expenses as of and for the reporting period. Actual results may differ from such estimates.

Forward-Looking Statements

        This report on Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in this Form 10-Q, including, without limitation, statements contained in this "Trustee's Discussion and Analysis of Financial Condition and Results of Operations" regarding the Trust's financial position and industry conditions, are forward-looking statements. Although the Trustee believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct.

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Trust's market risk, as disclosed in the Trust's annual report on Form 10-K for the fiscal year ended December 31, 2002.

ITEM 4. CONTROLS AND PROCEDURES

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

                  99.1 Certificate by Bank of America, Trustee of Permian Basin Royalty Trust, dated May 14, 2003 and submitted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

         (b)      Reports on Form 8-K

                  No reports were filed during the quarter ended March 31, 2003.

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

                                          BANK OF AMERICA, N.A.,
                                             TRUSTEE FOR THE
                                             PERMIAN BASIN ROYALTY TRUST




                                          By /s/ RON E. HOOPER
                                             --------------------------
                                             Ron E. Hooper
                                             Senior Vice President
                                             Trust Administrator

Date:  May 14, 2003


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


Date May 14, 2003              By:   /s/  Ron E. Hooper
                                     -----------------------------------------
                                     Ron E. Hooper,
                                     Senior Vice President, Royalty Management
                                     Bank of America, N.A.

                                INDEX TO EXHIBITS


Sequentially
Numbered          Exhibit
Page              Number             Exhibit

                  (4)(a) Permian Basin Royalty Trust Indenture dated November 3, 1980, between Southland Royalty Company (now Burlington Resources Oil & Gas Company) and The First National Bank of Fort Worth (now Bank of America, N.A.), as Trustee, heretofore filed as Exhibit (4)(a) to the Trust's Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980 is incorporated herein by reference.*

                  (b) Net Overriding Royalty Conveyance (Permian Basin Royalty Trust) from Southland Royalty Company (now Burlington Resources Oil & Gas Company) to The First National Bank of Fort Worth (now Bank of America, N.A.), as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit (4)(b) to the Trust's Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980 is incorporated herein by reference.*

                  (c) Net Overriding Royalty Conveyance (Permian Basin Royalty Trust - Waddell Ranch) from Southland Royalty Company (now Burlington Resources Oil & Gas Company) to The First National Bank of Fort Worth (now Bank of America, N.A.), as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit
                           (4)(c) to the Trust's Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980 is incorporated herein by reference.*

                  99.1 Certificate by Bank of America, Trustee of Permian Basin Royalty Trust, dated May 14, 2003 and submitted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

* A copy of this Exhibit is available to any Unit holder, at the actual cost of reproduction, upon written request to the Trustee, Bank of America, N.A., 901 Main Street, Dallas, Texas 75202.