Form 10-Q
period 2003-06-30
PERMIAN BASIN ROYALTY TRUST
filed 2003-08-14
CIK 319654

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

--------------------------------------------------------------------------------

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2) of the Security Exchange Act of 1934). Yes [ ] No [X]

         Number of Units of beneficial interest of the Trust outstanding at August 1, 2003: 46,608,796.

                           PERMIAN BASIN ROYALTY TRUST

                         PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

The condensed financial statements included herein have been prepared by Bank of America, N.A. as Trustee for the Permian Basin Royalty Trust, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Trust's latest annual report on Form 10-K. In the opinion of the Trustee, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the assets, liabilities and trust corpus of the Permian Basin Royalty Trust at June 30, 2003, and the distributable income and changes in trust corpus for the three-month and six-month periods ended June 30, 2003 and 2002 have been included. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

Deloitte & Touche LLP, independent certified public accountants, has made a limited review of the condensed financial statements as of June 30, 2003 and for the three-month and six-month periods ended June 30, 2003 and 2002 included herein.

                         INDEPENDENT ACCOUNTANTS' REPORT


Bank of America, N.A.,
         as Trustee for the Permian Basin Royalty Trust

We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of Permian Basin Royalty Trust as of June 30, 2003 and the related condensed statements of distributable income and changes in trust corpus for the three-month and six-month periods ended June 30, 2003 and 2002. These financial statements are the responsibility of the Trustee.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the statement of assets, liabilities and trust corpus of Permian Basin Royalty Trust as of December 31, 2002, and the related statements of distributable income and changes in trust corpus for the year then ended (not presented herein); and in our report dated March 25, 2003, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed statement of assets, liabilities and trust corpus as of December 31, 2002 is fairly stated, in all material respects, in relation to the statement of assets, liabilities and trust corpus from which it has been derived.


/s/ DELOITTE & TOUCHE LLP


Dallas, Texas
August 11, 2003

PERMIAN BASIN ROYALTY TRUST

CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

                                                        June 30,    December 31,
                                                         2003           2002
                                                     ------------   ------------
                                                      (Unaudited)
ASSETS

Cash and short-term investments                      $  2,601,810   $  2,371,387

Net overriding royalty interests in
    producing oil and gas properties
    (net of accumulated amortization
    of $8,889,549, and $8,802,823 at
    June 30, 2003 and December 31,
    2002, respectively)                                 2,085,667      2,172,393
                                                     ------------   ------------

TOTAL ASSETS                                         $  4,687,477   $  4,543,780
                                                     ============   ============

LIABILITIES AND TRUST CORPUS

Distribution payable to Unit holders                 $  2,601,810   $  2,371,387

Commitments and contingencies
Trust corpus - 46,608,796 Units of
    beneficial interest authorized and
    outstanding                                         2,085,667      2,172,393
                                                     ------------   ------------

TOTAL LIABILITIES
 AND TRUST CORPUS                                    $  4,687,477   $  4,543,780
                                                     ============   ============


The accompanying notes are an integral part of these financial statements.

PERMIAN BASIN ROYALTY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)


                                    Three Months Ended               Six Months Ended
                                          June 30                         June 30
                                ----------------------------    ----------------------------
                                   2003            2002            2003            2002
                                ------------    ------------    ------------    ------------
Royalty income                  $  8,569,350    $  5,654,312    $ 15,552,724    $ 10,228,540
Interest income                        3,400           3,058           6,935           7,892
                                ------------    ------------    ------------    ------------
                                   8,572,750       5,657,370      15,559,659      10,236,432

General and administrative
    expenditures                    (147,705)       (134,628)       (365,133)       (295,379)
                                ------------    ------------    ------------    ------------

Distributable income            $  8,425,045    $  5,522,742    $ 15,194,526    $  9,941,053
                                ============    ============    ============    ============

Distributable income per Unit
    (46,608,796 Units)          $    .180761    $    .118491    $    .326001    $    .213287
                                ============    ============    ============    ============


The accompanying notes to condensed financial statements are an integral part of these statements.

PERMIAN BASIN ROYALTY TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

                                         Three Months Ended               Six Months Ended
                                              June 30                         June 30
                                    ----------------------------    ----------------------------
                                        2003            2002            2003            2002
                                    ------------    ------------    ------------    ------------
Trust corpus, beginning of period   $  2,129,927    $  2,329,575    $  2,172,393    $  2,371,187

Amortization of net
    overriding royalty interests         (44,260)        (54,262)        (86,726)        (95,874)
Distributable income                   8,425,045       5,522,742      15,194,526       9,941,053
Distributions declared                (8,425,045)     (5,522,742)    (15,194,526)     (9,941,053)
                                    ------------    ------------    ------------    ------------
Total Trust Corpus, end of period
                                    $  2,085,667    $  2,275,313    $  2,085,667    $  2,275,313
                                    ============    ============    ============    ============

Distributions per unit              $    .180761    $    .118491    $    .326001    $    .213287
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

SFAS No. 149, "Accounting for Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133" was issued in April 2003 and is effective for contracts entered into after June 20, 2003. The statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts. The Trust has no derivative instruments and accordingly, the impact of this new standard will not be material to the financial statements of the Trust.

SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equities" was issued in May 2003, and is effective for fiscal quarters beginning after June 15, 2003. The Trust has no Financial Instruments and accordingly, the impact of this new standard will not be material to the financial statements of the Trust.

FASB Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," requires disclosures beginning with financial statements ending after December 15, 2002 and requires liability recognition beginning January 1, 2003. The Trust had no such guarantees outstanding as of June 30, 2003.

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

3. SUBSEQUENT EVENTS

Subsequent to June 30, 2003, the Trust declared a distribution on July 18, 2003 of $.054215 payable on August 14, 2003.

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

THREE MONTHS ENDED JUNE 30, 2003 COMPARED TO THREE MONTHS ENDED JUNE 30, 2002

For the quarter ended June 30, 2003 royalty income received by the Trust amounted to $8,569,350 compared to royalty income of $5,654,312 during the second quarter of 2002. The increase in royalty income is primarily attributable to significant increases in both oil and gas prices and higher production for both oil and gas.

Interest income for the quarter ended June 30, 2003, was $3,400 compared to $3,058 during the second quarter of 2002. The increase in interest income is primarily attributable to more funds available for investment. General and administrative expenses during the second quarter of 2003 amounted to $147,705 compared to $134,628 during the second quarter of 2002. The increase in general and administrative expenses can be primarily attributed to the timing of payment of year end expenses.

These transactions resulted in distributable income for the quarter ended June 30, 2003 of $8,425,045, or $.180761 per Unit of beneficial interest. Distributions of $.054327, $.070610 and $.055822 per Unit were made to Unit holders of record as of April 30, May 30 and June 30, 2003, respectively. For the second quarter of 2002, distributable income was $5,522,742, or $.118491 per Unit of beneficial interest.

Royalty income for the Trust for the second quarter of the calendar year is associated with actual oil and gas production for the period of February, March and April 2003 from the properties from which the Trust's net overriding royalty interests ("Royalties") were carved. Oil and gas sales attributable to the Royalties and the properties from which the Royalties were carved are as follows:

                                                        SECOND QUARTER
                                                   -----------------------
                                                     2003          2002
                                                   ---------     ---------
ROYALTIES:
Oil sales (Bbls)                                     171,432       190,930
Gas sales (Mcf)                                      751,109       790,302

PROPERTIES FROM WHICH THE ROYALTIES WERE CARVED:
Oil:
    Total oil sales (Bbls)                           300,535       322,193
    Average per day (Bbls)                             3,377         3,620
    Average price per Bbl                         $    29.09    $    21.10

Gas:
    Total gas sales (Mcf)                          1,533,308     1,473,866
    Average per day (Mcf)                             17,228        16,560
    Average price per Mcf                         $     5.30    $     2.52

The posted price of oil increased to an average price per barrel of $29.09 per Bbl in the second quarter of 2003, compared to $21.10 per Bbl in the second quarter of 2002. The Trustee has been advised by BROG that for the period August 1, 1993, through June 30, 2003, the oil from the Waddell Ranch properties was being sold under a competitive bid to a third party. The average price of gas increased from $2.52 per Mcf in the second quarter of 2002 to $5.30 per Mcf in the second quarter of 2003. This increase is primarily attributable to a significant increase in gas prices earlier in the year of 2003.

Since the oil and gas sales attributable to the Royalties are based on an allocation formula that is dependent on such factors as price and cost (including capital expenditures), the production amounts in the Royalties section of the above table do not provide a meaningful comparison. Oil and gas sales volumes from the Underlying Properties increased for the applicable period in 2003 compared to 2002.

Capital expenditures for drilling, remedial and maintenance activities on the Waddell Ranch properties during the second quarter of 2003 totaled $2,589,000 as compared to $802,000 for the second quarter of 2002. BROG has informed the Trustee that the 2003 capital expenditures budget has been revised to $9.9 million for the Waddell Ranch. The total amount of capital expenditures for 2002 was $9.6 million. Through the second quarter of 2003, capital expenditures of $5.5 million have been expended.

The Trustee has been advised that there were no wells completed or in progress and 11 workover wells completed and 46 workover wells in progress during the three months ended June 30, 2003 as compared to 1 well for the three months ended June 30, 2002 on the Waddell Ranch properties.

Lease operating expense and property taxes totaled $2.6 million for the second quarter of 2003, compared to $2.0 million in the second quarter of 2002 on the Waddell Ranch properties. This increase is primarily attributable to higher maintenance costs for the quarter.

SIX MONTHS ENDED JUNE 30, 2003 AND 2002

For the six months ended June 30, 2003, royalty income received by the Trust amounted to $15,552,724 compared to royalty income of $10,228,540 for the six months ended June 30, 2002. The increase in royalty income is primarily due to an increase in oil and gas prices in the first six months of 2003, compared to the first six months in 2002. Interest income for the six months ended June 30, 2003 was $6,935 compared to $7,892 for the six months ended June 30, 2002. The decrease in interest income is attributable primarily to a decrease in interest rate. General and administrative expenses for the six months ended June 30, 2003 were $365,133. During the six months ended June 30, 2002, general and administrative expenses were $295,379. The increase in general and administrative expenses is primarily due to timing differences in the receipt and payment of these expenses.

These transactions resulted in distributable income for the six months ended June 30, 2003 of $15,194,526, or $0.326001, per Unit. For the six months ended June 30, 2002, distributable income was $9,941,053 or $0.213287 per Unit.

Royalty income for the Trust for the period ended June 30, 2003 is associated with actual oil and gas production for the period November 2002 through April 2003 from the properties from which the Royalties were carved. Oil and gas production attributable to the Royalties and the properties from which the Royalties were carved are as follows:

                                                       FIRST SIX MONTHS
                                                   -------------------------
                                                      2003          2002
                                                   -----------   -----------
ROYALTIES:
Oil sales (Bbls)                                       335,295       366,168
Gas sales (Mcf)                                      1,447,228     1,549,944

                                                       FIRST SIX MONTHS
                                                   -------------------------
                                                      2003          2002
                                                   -----------   -----------
PROPERTIES FROM WHICH THE ROYALTIES WERE CARVED:
Oil:
    Total oil sales (Bbls)                             608,513       646,102
    Average per day (Bbls)                               3,362         3,570
    Average price per Bbl                          $     28.95   $     19.03
Gas:
    Total gas sales (Mcf)                            3,091,962     3,029,372
    Average per day (Mcf)                               17,083        16,737
    Average price per Mcf                          $      4.64   $      2.44

The average price of oil increased during the six months ended June 30, 2003 to $28.95 per barrel compared to $19.03 per barrel for the same period in 2002. The increase in the average price of oil is primarily due to increased demand in 2003, caused by a worldwide political turmoil. The increase in the average price of gas from $2.44 per Mcf for the six months ended June 30, 2002 to $4.64 per Mcf for the six months ended June 30, 2003 is primarily the result of an increase in the spot prices of natural gas.

Since the oil and gas sales volumes attributable to the Royalties are based on an allocation formula that is dependent on such factors as price and cost (including capital expenditures), the production amounts in the Royalties section of the above table do not provide a meaningful comparison. The oil and gas sales volumes from the properties from which the Royalties are carved have remained relatively constant for the applicable period of 2003 compared to 2002.

The Trust has been advised that 2 gross and 1 net productive oil wells were drilled and completed on the Waddell Ranch properties during the six months ended June 30, 2003 and during the six months ended June 30, 2002. Capital expenditures for the Waddell Ranch properties for the six months ended June 30, 2003 totaled $5.5 million compared to $1.7 million for the same period in 2002. BROG has previously advised the Trust that the remaining 2003 capital expenditures budget for the Waddell Ranch properties is $4.1 million.

Lease operating expense and property taxes totaled $ 5.1 million in 2003 compared to $4.0 million in 2002. The increase in lease operating expense is primarily attributable to more workover activity and higher electrical costs.

CALCULATION OF ROYALTY INCOME

The Trust's royalty income is computed as a percentage of the net profit from the operation of the properties in which the Trust owns net overriding royalty interests. These percentages of net profits are 75% and 95% in the case of the Waddell Ranch properties and the Texas Royalty properties, respectively. Royalty income received by the Trust for the three months ended June 30, 2003 and 2002, respectively, were computed as shown in the table below:

                                                                 THREE MONTHS ENDED JUNE 30,
                                                --------------------------------------------------------
                                                    2003          2002           2003            2002
                                                -----------    -----------    -----------    -----------
                                                 WADDELL        WADDELL         TEXAS          TEXAS
                                                  RANCH          RANCH         ROYALTY        ROYALTY
                                                PROPERTIES     PROPERTIES     PROPERTIES     PROPERTIES
                                                -----------    -----------    -----------    -----------
Gross proceeds of sales from the
    Underlying Properties
    Oil proceeds                                $ 6,190,324    $ 4,929,892    $ 2,551,055    $ 1,867,653
    Gas proceeds                                  7,104,296      3,262,024      1,027,711        449,972
                                                -----------    -----------    -----------    -----------
                Total                            13,294,620      8,191,916      3,578,766      2,317,625
                                                -----------    -----------    -----------    -----------

Less:
    Severance tax:
        Oil                                         265,323        207,630         93,928         68,646
        Gas                                         459,864        176,508         71,034         33,712
    Lease operating expense and property tax:
        Oil and gas                               2,576,893      2,041,205        238,330        180,000
    Capital expenditures                          2,589,006        802,099
    Other                                                            3,397
                                                -----------    -----------    -----------    -----------
                Total                             5,891,086      3,230,839        403,292        282,358
                                                -----------    -----------    -----------    -----------

Net profits                                       7,403,534      4,961,077      3,175,474      2,035,267
Net overriding royalty interests                         75%            75%            95%            95%
                                                -----------    -----------    -----------    -----------
Royalty income                                  $ 5,552,650    $ 3,720,808    $ 3,016,700    $ 1,933,504
                                                ===========    ===========    ===========    ===========

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

Revenue Recognition

Revenues from Royalty Interests are recognized in the period in which amounts are received by the Trust. Royalty income received by the Trust in a given calendar year will generally reflect the proceeds, on an entitlements basis, from natural gas produced and sold for the twelve-month period ended September 30th in that calendar year. Royalty income received by the Trust in the second quarter of 2003 generally reflects the proceeds, on an entitlements basis, from natural gas produced and sold in the first quarter of 2003.

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

Contingencies

Contingencies related to the Underlying Properties that are unfavorably resolved would generally be reflected by the Trust as reductions to future royalty income payments to the Trust with corresponding reductions to cash distributions to Unitholders. The Trustee is aware of no such items as of June 30, 2003.

New Accounting Pronouncements

SFAS No. 149, "Accounting for Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133" was issued in April 2003 and is effective for contracts entered into after June 20, 2003. The statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts. The Trust has no derivative instruments and accordingly, the impact of this new standard will not be material to the financial statements of the Trust.

SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equities" was issued in May 2003, and is effective for fiscal quarters beginning after June 15, 2003. The Trust has no Financial Instruments and accordingly, the impact of this new standard will not be material to the financial statements of the Trust.

FASB Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," requires disclosures beginning with financial statements ending after December 15, 2002 and requires liability recognition beginning January 1, 2003. The Trust had no such guarantees outstanding as of June 30, 2003.

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


ITEM 4. CONTROLS AND PROCEDURES.

         As of the end of the period covered by this report, the Trustee carried out an evaluation of the effectiveness of the design and operation of the Trust's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 and 15d-15. Based upon that evaluation, the Trustee concluded that the Trust's disclosure controls and procedures are effective in timely alerting the Trustee to material information relating to the Trust required to be included in the Trust's periodic filings with the Securities and Exchange Commission. In its evaluation of disclosure controls and procedures, the Trustee has relied, to the extent considered reasonable, on information provided by Burlington Resources Oil & Gas Company and River Hill Energy Corporation. There has not been any change in the Trust's internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Trust's internal control over financial reporting.

                           PART II - OTHER INFORMATION


ITEMS 1 THROUGH 5.

Not applicable.


ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits.

Exhibit
Number       Exhibit
-------      -------
4.1          --  Permian Basin Royalty Trust Indenture dated November 3, 1980, between Southland Royalty Company (now Burlington Resources Oil
                 & Gas Company) and The First National Bank of Fort Worth (now
                 Bank of America, N.A.), as Trustee, heretofore filed as Exhibit
                 (4)(a) to the Trust's Annual Report on Form 10-K to the
                 Securities and Exchange Commission for the fiscal year ended
                 December 31, 1980 is incorporated herein by reference.*

4.2          --  Net Overriding Royalty Conveyance (Permian Basin Royalty
                 Trust) from Southland Royalty Company (now Burlington Resources
                 Oil & Gas Company) to The First National Bank of Fort Worth
                 (now Bank of America, N.A.), as Trustee, dated November 3, 1980
                 (without Schedules), heretofore filed as Exhibit (4)(b) to the Trust's Annual Report on Form 10-K to the Securities and
                 Exchange Commission for the fiscal year ended December 31, 1980 is incorporated herein by reference.*

4.3          --  Net Overriding Royalty Conveyance (Permian Basin Royalty
                 Trust - Waddell Ranch) from Southland Royalty Company (now
                 Burlington Resources Oil & Gas Company) to The First National
                 Bank of Fort Worth (now Bank of America, N.A.), as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as
                 Exhibit (4)(c) to the Trust's Annual Report on Form 10-K to the
                 Securities and Exchange Commission for the fiscal year ended
                 December 31, 1980 is incorporated herein by reference.*

31.1         --  Certification by Ron E. Hooper, Senior Vice President and
                 Trust Administrator of Bank of America, Trustee of Permian
                 Basin Royalty Trust, dated August 13, 2003 and submitted pursuant to Rule 13a-15(e)/15d-15(e) and pursuant to Section
                 302 of the Sarbanes-Oxley Act of 2002.

32.1         --  Certificate by Bank of America, Trustee of Permian Basin
                 Royalty Trust, dated August 13, 2003 and submitted pursuant to
                 Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C.
                 Section 1350).

* A copy of this Exhibit is available to any Unit holder, at the actual cost of reproduction, upon written request to the Trustee, Bank of America, N.A., P.O. Box 830650, Dallas, Texas 75202.

     (b) Reports on Form 8-K.

         On July 24, 2003, the Trust filed a report on Form 8-K indicating that the Company issued a press release announcing its monthly cash distribution to unitholders of record on July 31, 2003.

         On June 24 2003, the Trust filed a report on Form 8-K indicating that the Company issued a press release announcing its monthly cash distribution to unitholders of record on June 30, 2003.

         On May 21, 2003, the Trust filed a report on Form 8-K indicating that the Company issued a press release announcing its monthly cash distribution to unitholders of record on May 30, 2003.

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

                                             BANK OF AMERICA, N.A.,
                                             TRUSTEE FOR THE
                                             PERMIAN BASIN ROYALTY TRUST


                                             By /s/ RON E. HOOPER
                                               -------------------------------
                                                      Ron E. Hooper
                                                      Senior Vice President
                                                      Trust Administrator

Date: August 13, 2003


              (The Trust has no directors or executive officers.)

                                INDEX TO EXHIBITS


Exhibit
Number      Exhibit
-------     -------
4.1         --   Permian Basin Royalty Trust Indenture dated November 3, 1980, between Southland Royalty Company (now Burlington Resources Oil
                 & Gas Company) and The First National Bank of Fort Worth (now
                 Bank of America, N.A.), as Trustee, heretofore filed as Exhibit
                 (4)(a) to the Trust's Annual Report on Form 10-K to the
                 Securities and Exchange Commission for the fiscal year ended
                 December 31, 1980 is incorporated herein by reference.*

4.2         --   Net Overriding Royalty Conveyance (Permian Basin Royalty
                 Trust) from Southland Royalty Company (now Burlington Resources
                 Oil & Gas Company) to The First National Bank of Fort Worth
                 (now Bank of America, N.A.), as Trustee, dated November 3, 1980
                 (without Schedules), heretofore filed as Exhibit (4)(b) to the
                 Trust's Annual Report on Form 10-K to the Securities and
                 Exchange Commission for the fiscal year ended December 31, 1980 is incorporated herein by reference.*

4.3         --   Net Overriding Royalty Conveyance (Permian Basin Royalty
                 Trust - Waddell Ranch) from Southland Royalty Company (now
                 Burlington Resources Oil & Gas Company) to The First National
                 Bank of Fort Worth (now Bank of America, N.A.), as Trustee,
                 dated November 3, 1980 (without Schedules), heretofore filed as
                 Exhibit (4)(c) to the Trust's Annual Report on Form 10-K to the
                 Securities and Exchange Commission for the fiscal year ended
                 December 31, 1980 is incorporated herein by reference.*

31.1        --   Certification by Ron E. Hooper, Senior Vice President and
                 Trust Administrator of Bank of America, Trustee of Permian
                 Basin Royalty Trust, dated August 13, 2003 and submitted
                 pursuant to Rule 13a-15(e)/15d-15(e) and pursuant to Section
                 302 of the Sarbanes-Oxley Act of 2002.

32.1        --   Certificate by Bank of America, Trustee of Permian Basin
                 Royalty Trust, dated August 13, 2003 and submitted pursuant to
                 Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C.
                 Section 1350).


* A copy of this Exhibit is available to any Unit holder, at the actual cost of reproduction, upon written request to the Trustee, Bank of America, N.A., P.O. Box 830650, Dallas, Texas 75202.