Form 10-Q
period 2003-09-30
PERMIAN BASIN ROYALTY TRUST
filed 2003-11-12
CIK 319654

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2) of Security Exchange Act of 1934). Yes [ ] No [X]

         Number of Units of beneficial interest of the Trust outstanding at November 1, 2003: 46,608,796.

                           PERMIAN BASIN ROYALTY TRUST

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The condensed financial statements included herein have been prepared by Bank of America, N.A. as Trustee for the Permian Basin Royalty Trust, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Trust's latest annual report on Form 10-K. In the opinion of the Trustee, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the assets, liabilities and trust corpus of the Permian Basin Royalty Trust at September 30, 2003, and the distributable income and changes in trust corpus for the three-month and nine-month periods ended September 30, 2003 and 2002 have been included. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

Deloitte & Touche LLP, independent certified public accountants, has made a limited review of the condensed financial statements as of September 30, 2003 and for the three-month and nine-month periods ended September 30, 2003 and 2002 as stated in their report appearing herein.

                         INDEPENDENT ACCOUNTANTS' REPORT

Bank of America, N.A.,
         as Trustee for the Permian Basin Royalty Trust

We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of the Permian Basin Royalty Trust as of September 30, 2003 and the related condensed statements of distributable income and changes in trust corpus for the three-month and nine-month periods ended September 30, 2003 and 2002. These financial statements are the responsibility of the Trustee.

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

/s/  DELOITTE & TOUCHE LLP

Dallas, Texas
November 12, 2003

PERMIAN BASIN ROYALTY TRUST

CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

                                                          September 30,      December 31,
                                                              2003                2002
                                                         --------------     -------------
                                                          (Unaudited)
ASSETS
Cash and short-term investments                          $    3,215,037     $   2,371,387
Net overriding royalty interests in
    producing oil and gas properties (net of
    accumulated amortization of $8,936,913,
    and $8,802,823 at September 30, 2003 and
    December 31, 2002, respectively)                     $    2,038,303         2,172,393
                                                         --------------     -------------

TOTAL ASSETS                                             $    5,253,340     $   4,543,780
                                                         ==============     =============

LIABILITIES AND TRUST CORPUS

Distribution payable to Unit holders                     $    3,215,037     $   2,371,387

Commitments and contingencies
Trust corpus - 46,608,796 Units of
    beneficial interest authorized and
    outstanding                                          $    2,038,303         2,172,393
                                                         --------------     -------------

TOTAL LIABILITIES
      AND TRUST CORPUS                                   $    5,253,340     $   4,543,780
                                                         ==============     =============

The accompanying notes are an integral part of these financial statements.

PERMIAN BASIN ROYALTY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

                                         Three Months Ended                     Nine Months Ended
                                            September 30                           September 30
                                 ----------------------------------    ------------------------------------
                                        2003              2002               2003               2002
                                 ----------------   ---------------    ----------------   -----------------
Royalty income                   $      8,692,172   $     6,305,922    $     24,244,896   $      16,534,462
Interest income                             3,468             4,319              10,402              12,211
                                 ----------------   ---------------    ----------------   -----------------
                                        8,695,640         6,310,241          24,255,298          16,546,673
General and administrative
    expenditures                           71,646            69,703             436,780             365,082
                                 ----------------   ---------------    ----------------   -----------------

Distributable income             $      8,623,994   $     6,240,538    $     23,818,518   $      16,181,591
                                 ================   ===============    ================   =================

Distributable income per Unit
    (46,608,796 Units)           $        .185029   $       .133892    $        .511031   $         .347179
                                 ================   ===============    ================   =================

The accompanying notes to condensed financial statements are an integral part of these statements.

PERMIAN BASIN ROYALTY TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

                                                Three Months Ended             Nine Months Ended
                                                   September 30                   September 30
                                           ---------------------------    ---------------------------
                                              2003             2002           2003           2002
                                           -----------     -----------    ------------   ------------
Trust corpus, beginning of period          $ 2,085,667     $ 2,272,994    $  2,192,393   $  2,371,187

Amortization of net overriding royalty
    interests                                  (47,364)        (47,988)       (134,090)      (146,181)
Distributable income                         8,623,994       6,240,538      23,818,518     16,181,591
Distributions declared                      (8,623,994)     (6,240,538)    (23,818,518)   (16,181,591)
                                           -----------     -----------    ------------   ------------
Total Trust Corpus, end of period          $ 2,038,303     $ 2,225,006    $  2,038,303   $  2,225,006
                                           ===========     ===========    ============   ============

Distributions per unit                     $   .185029     $   .133892    $    .511031   $    .347179
                                           ===========     ===========    ============   ============

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

FASB Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," requires disclosures beginning with financial statements ending after December 15, 2002 and requires liability recognition beginning January 1, 2003. The Trust had no such guarantees outstanding as of September 30, 2003.

FIN No. 46, "Consolidated of Variable Interest Entities" was issued in January 2003. This interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," applies immediately to variable interest entities created after January 31, 2003, and applies to the first interim or annual period ending after December 15, 2003, to entities acquired before February 1, 2003. This FIN does not affect the Trust as it has no unconsolidated subsidiaries accounted for under the equity method of accounting.

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

3. SUBSEQUENT EVENTS

Subsequent to September 30, 2003, the Trust declared a distribution on October 21, 2003 of $.055448 payable on November 17, 2003.

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

THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2002

For the quarter ended September 30, 2003 royalty income received by the Trust amounted to $8,692,172 compared to royalty income of $6,305,922 during the third quarter of 2002. The increase royalty income is primarily attributable to significant increases in both oil and gas prices.

Interest income for the quarter ended September 30, 2003, was $3,468 compared to $4,319 during the third quarter of 2002. The decrease in interest income is primarily attributable to lower interest rates. General and administrative expenses during the third quarter of 2003 amounted to $71,646 compared to $69,703 during the third quarter of 2002. The increase in general and administrative expenses can be primarily attributed to the timing of payment of expenses.

These transactions resulted in distributable income for the quarter ended September 30, 2003 of $8,623,994 or $.18 per Unit of beneficial interest. Distributions of $.054215, $.061834 and

$.068979 per Unit were made to Unit holders of record as of July 31, August 29 and September 30, 2003, respectively. For the third quarter of 2002, distributable income was $6,240,538, or $.13 per Unit of beneficial interest.

Royalty income for the Trust for the third quarter of the calendar year is associated with actual oil and gas production for the period of May, June and July 2003 from the properties from which the Trust's net overriding royalty interests ("Royalties") were carved. Oil and gas sales attributable to the Royalties and the properties from which the Royalties were carved are as follows:

                                                                 THIRD QUARTER
                                                          --------------------------
                                                              2003           2002
                                                          ------------    ----------
ROYALTIES:
Oil sales (Bbls)                                               183,456       177,014
Gas sales (Mcf)                                                859,067       767,274

PROPERTIES FROM WHICH THE ROYALTIES WERE CARVED:
Oil:
    Total oil sales (Bbls)                                     300,864       317,453
    Average per day (Bbls)                                       3,270         3,451
    Average price per Bbl                                 $      27.85    $    24.41

Gas:
    Total gas sales (Mcf)                                    1,589,614     1,565,863
    Average per day (Mcf)                                       17,278        17,020
    Average price per Mcf                                 $       4.71    $     2.99

The posted price of oil increased to an average price per barrel of $27.85 per Bbl in the third quarter of 2003, compared to $24.41 per Bbl in the third quarter of 2002. The Trustee has been advised by BROG that for the period August 1, 1993, through September 30, 2003, the oil from the Waddell Ranch properties was being sold under a competitive bid to a third party. The average price of gas increased from $2.99 per Mcf in the third quarter of 2002 to $4.71 per Mcf in the third quarter of 2003. This increase is primarily attributable to a significant increase in gas prices earlier in the year of 2003.

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

Capital expenditures for drilling, remedial and maintenance activities on the Waddell Ranch properties during the third quarter of 2003 totaled $1,479,891 as compared to $1,434,435 for the third quarter of 2002. BROG has informed the Trustee that the 2003 capital expenditures budget has been revised to $9.1 million for the Waddell Ranch. The total amount of capital expenditures for 2002 was $9.6 million. Through the third quarter of 2003, capital expenditures of $7.0 million have been expended.

The Trustee has been advised that there were 2 wells completed or in progress during the three months ended September 30, 2003 as compared to 3 wells for the three months ended September 30, 2002 on the Waddell Ranch properties.

Lease operating expense and property taxes totaled $2.5 million for the third quarter of 2003, compared to $2.4 million in the third quarter of 2002 on the Waddell Ranch properties. This increase is primarily attributable to higher maintenance costs for the quarter.

NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

For the nine months ended September 30, 2003, royalty income received by the Trust amounted to $24,244,896 compared to royalty income of $16,534,462 for the nine months ended September 30, 2002. The increase in royalty income is primarily due to a increase in both oil and gas prices in the first nine months of 2003, compared to the first nine months in 2002. Interest income for the nine months ended September 30, 2003 was $10,402 compared to $12,211 for the nine months ended September 30, 2002. The decrease in interest income is attributable primarily to a decrease in lower interest rates. General and administrative expenses for the nine months ended September 30, 2003 were $436,780. During the nine months ended September 30, 2002, general and administrative expenses were $365,082. The increase in general and administrative expenses is primarily due to timing differences in the receipt and payment of these expenses.

These transactions resulted in distributable income for the nine months ended September 30, 2003 of $23,818,518, or $.51 per Unit. For the nine months ended September 30, 2002, distributable income was $16,181,591, or $.35 per Unit.

Royalty income for the Trust for the period ended September 30, 2003 is associated with actual oil and gas production for the period November 2002 through July 2003 from the properties from which the Royalties were carved. Oil and gas production attributable to the Royalties and the properties from which the Royalties were carved are as follows:

                                                               FIRST NINE MONTHS
                                                          --------------------------
                                                              2003           2002
                                                          ------------    ----------
ROYALTIES:
Oil sales (Bbls)                                               518,481       543,182
Gas sales (Mcf)                                              2,306,295     2,317,218

PROPERTIES FROM WHICH THE ROYALTIES WERE CARVED:
Oil:
    Total oil sales (Bbls)                                     909,377       963,555
    Average per day (Bbls)                                       3,331         3,530
    Average price per Bbl                                 $      28.59    $    20.80
Gas:
    Total gas sales (Mcf)                                    4.681,576     4,595,235
    Average per day (Mcf)                                       17,149        16,832
    Average price per Mcf                                 $       4.67    $     2.62

The average price of oil increased during the nine months ended September 30, 2003 to $28.59 per barrel compared to $20.80 per barrel for the same period in 2002. The increase in the average price of oil is primarily due to increasing demand in 2003, caused by overseas hostilities. The increase in the average price of gas from $2.62 per Mcf for the nine months ended September 30, 2002 to $4.67 per Mcf for the nine months ended September 30, 2003 is primarily the result of a increase in the spot prices of natural gas.

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

The Trust has been advised that 4 gross and 1 net productive oil wells were drilled and completed on the Waddell Ranch properties during the nine months ended September 30, 2003 as compared to 8 gross and 3 net productive well during the same period in 2002. Capital expenditures for the Waddell Ranch properties for the nine months ended September 30, 2003 totaled $7.0 million compared to $3.1 million for the same period in 2002. BROG has previously advised the Trust that the remaining 2003 capital expenditures budget for the Waddell Ranch properties is $2.1 million.

Lease operating expense and property taxes totaled $7.7 million in 2003 compared to $6.5 million in 2002. The increase in lease operating expense is primarily attributable to more activity on the Waddell Ranch properties.

CALCULATION OF ROYALTY INCOME

The Trust's royalty income is computed as a percentage of the net profit from the operation of the properties in which the Trust owns net overriding royalty interests. These percentages of net profits are 75% and 95% in the case of the Waddell Ranch properties and the Texas Royalty properties, respectively. Royalty income received by the Trust for the three months ended September 30, 2003 and 2002, respectively, were computed as shown in the table below:

                                                              THREE MONTHS ENDED SEPTEMBER 30,
                                          ----------------------------------------------------------------------
                                                          2003                               2002
                                          ----------------------------------  ----------------------------------
                                               WADDELL            TEXAS           WADDELL            TEXAS
                                                RANCH            ROYALTY           RANCH            ROYALTY
                                              PROPERTIES       PROPERTIES        PROPERTIES        PROPERTIES
                                          ----------------  ---------------   ----------------  ----------------
Gross proceeds of sales from the
    Underlying Properties
    Oil proceeds                          $      6,086,789  $     2,291,291   $      5,534,415  $      2,213,128
    Gas proceeds                                 6,626,340          867,421          4,092,292           584,290
                                          ----------------  ---------------   ----------------  ----------------
                      Total                     12,713,129        3,158,712          9,626,707         2,797,418
                                          ----------------  ---------------   ----------------  ----------------

Less:
    Severance tax:
        Oil                                        262,812           87,739            231,781            89,237
        Gas                                        438,299           29,099            228,661            40,568
    Lease operating expense and
        property tax:
        Oil and gas                              2,548,606          195,000          2,435,911           180,000
    Capital expenditures                         1,479,890                           1,434,435
    Other                                                                               38,999
                                          ----------------  ---------------   ----------------  ----------------
                      Total                      4,729,607          311,837          4,369,787           309,805
                                          ----------------  ---------------   ----------------  ----------------

Net profits                                      7,983,522        2,846,875          5,256,920         2,487,613
Net overriding royalty interests                        75%              95%                75%               95%
                                          ----------------  ---------------   ----------------  ----------------
Royalty income                            $      5,987,641  $     2,704,531   $      3,942,690  $      2,363,232
                                          ================  ===============   ================  ================

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Trust's financial statements reflecting the selection and application of accounting policies that require the Trust to make significant estimates and assumptions. The following are some of the more critical judgment areas in the application of accounting policies that currently affect the Trust's financial condition and results of operations.

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

The financial statements of the Trust differ from financial statements prepared in accordance with accounting principles generally accepted in the United States of America because royalty income is not accrued in the period of production, general and administrative expenses recorded are based on liabilities paid and cash reserves established rather than on accrual basis, and amortization of the Royalty Interests is not charged against operating results.

REVENUE RECOGNITION

Revenues from Royalty Interests are recognized in the period in which amounts are received by the Trust. Royalty income received by the Trust in a given calendar year will generally reflect the proceeds, on an entitlements basis, from natural gas produced and sold for the twelve-month period ended September 30th in that calendar year. Royalty income received by the Trust in the third quarter of 2003 generally reflects the proceeds, on an entitlements basis, from natural gas produced and sold in the second quarter of 2003.

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

Such reserve estimates are subject to change as additional information becomes available. The reserves actually recovered and the timing of production may be substantially different from the reserves estimates.

CONTINGENCIES

Contingencies related to the Underlying Properties that are unfavorably resolved would generally be reflected by the Trust as reductions to future royalty income payments to the Trust with corresponding reductions to cash distributions to Unitholders. The Trustee is aware of no such items as of September 30, 2003.

NEW ACCOUNTING PRONOUNCEMENTS

SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equities" was issued in May 2003, and is effective for fiscal quarters beginning after June 15, 2003. The Trust has no Financial Instruments and accordingly, the impact of this new standard will not be material to the financial statements of the Trust.

FASB Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," requires disclosures beginning with financial statements ending after December 15, 2002 and requires liability recognition beginning January 1, 2003. The Trust had no such guarantees outstanding as of September 30, 2003.

FIN No. 46, "Consolidation of Variable Interest Entities" was issued in January 2003. This interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," applies immediately to variable interest entities created after January 31, 2003, and applies to the first interim or annual period ending after December 15, 2003, to entities acquired before February 1, 2003. This FIN does not affect the Trust as it has no unconsolidated subsidiaries accounted for under the equity method of accounting.

USE OF ESTIMATES

The preparation of financial statements in conformity with the basics of accounting described above requires management to make estimates and assumptions that effect the reported amounts of certain assets, liabilities, revenues and expenses as of and for the reporting period. Actual results may differ from such estimates.

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

            31.1 Certification by Ron E. Hooper, Senior Vice President and Trust Administrator of Bank of America, Trustee of Permian Basin Royalty Trust, dated November 14, 2003 and submitted pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

            32.1 Certificate by Bank of America, Trustee of Permian Basin Royalty Trust, dated November 14, 2003 and submitted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

            There were no reports on Form 8-K filed during the quarter ended September 30, 2003. The following reports were furnished on Form 8-K during and subsequent to the quarter ended September 30, 2003.

On August 21, 2003, the Trust furnished a report on Form 8-K indicating that the Company issued a press release announcing its monthly cash distribution to unitholders of record on August 29, 2003.

On September 24, 2003, the Trust furnished a report on Form 8-K indicating that the Company issued a press release announcing its monthly cash distribution to unitholders of record on September 30, 2003.

On October 22, 2003, the Trust furnished a report on Form 8-K indicating that the Company and subsequent to issued a press release announcing its monthly cash distribution to unitholders of record on October 31, 2003.

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

                                               BANK OF AMERICA, N.A.,
                                               TRUSTEE FOR THE
                                               PERMIAN BASIN ROYALTY TRUST

                                               By  /s/ RON E. HOOPER
                                                   ---------------------------
                                                   Ron E. Hooper
                                                   Senior Vice President
                                                   Trust Administrator

Date:  November 12, 2003

               (The Trust has no directors or executive officers.)

                                INDEX TO EXHIBITS

Sequentially
Numbered      Exhibit
Page          Number       Exhibit

              (4)(a) Permian Basin Royalty Trust Indenture dated November 3, 1980, between Southland Royalty Company (now Burlington Resources Oil & Gas Company) and The First National Bank of Fort Worth (now Bank of America, N.A.), as Trustee, heretofore filed as Exhibit (4)(a) to the Trust's Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980 is incorporated herein by reference.*

              (b) Net Overriding Royalty Conveyance (Permian Basin Royalty Trust) from Southland Royalty Company (now Burlington Resources Oil & Gas Company) to The First National Bank of Fort Worth (now Bank of America, N.A.), as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit (4)(b) to the Trust's Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980 is incorporated herein by reference.*

              (c) Net Overriding Royalty Conveyance (Permian Basin Royalty Trust - Waddell Ranch) from Southland Royalty Company (now Burlington Resources Oil & Gas Company) to The First National Bank of Fort Worth (now Bank of America, N.A.), as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit (4)(c) to the Trust's Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980 is incorporated herein by reference.*

              31.1 Certification by Ron E. Hooper, Senior Vice President and Trust Administrator of Bank of America, Trustee of Permian Basin Royalty Trust, dated November 14, 2003 and submitted pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

              32.1 Certificate by Bank of America, Trustee of Permian Basin Royalty Trust, dated November 14, 2003 and submitted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

* A copy of this Exhibit is available to any Unit holder, at the actual cost of reproduction, upon written request to the Trustee, Bank of America, N.A.,
  P. O. Box 830650, Dallas, Texas 75202.