Form 10-Q
period 2004-03-31
PERMIAN BASIN ROYALTY TRUST
filed 2004-05-10
CIK 319654

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period ended March 31, 2004

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

Bank of America, N.A.
Trust Department
901 Main Street
Dallas, Texas 75202
(Address of Principal Executive
Offices; Zip Code)

(214) 209-2400
(Registrant’s Telephone Number, Including Area Code)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [   ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes [ X ] No [   ]

     Number of Units of beneficial interest of the Trust outstanding at May 1, 2004: 46,608,796.

PERMIAN BASIN ROYALTY TRUST

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

The condensed financial statements included herein have been prepared by Bank of America, N.A. as Trustee for the Permian Basin Royalty Trust, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Trust’s latest annual report on Form 10-K. In the opinion of the Trustee, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the assets, liabilities and trust corpus of the Permian Basin Royalty Trust at March 31, 2004, and the distributable income and changes in trust corpus for the three-month periods ended March 31, 2004 and 2003 have been included. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

Deloitte & Touche LLP, independent certified public accountants, has made a limited review of the condensed financial statements as of March 31, 2004 and for the three-month periods ended March 31, 2004 and 2003 included herein.

INDEPENDENT ACCOUNTANTS’ REPORT

Bank of America, N.A.,
as Trustee for the Permian Basin Royalty Trust

We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of the Permian Basin Royalty Trust as of March 31, 2004 and the related condensed statements of distributable income and changes in trust corpus for the three-month periods ended March 31, 2004 and 2003. These financial statements are the responsibility of the Trustee.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the statement of assets, liabilities and trust corpus of the Permian Basin Royalty Trust as of December 31, 2003, and the related statements of distributable income and changes in trust corpus for the year then ended (not presented herein); and in our report dated March 9, 2004, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed statement of assets, liabilities and trust corpus as of December 31, 2003 is fairly stated, in all material respects, in relation to the statement of assets, liabilities and trust corpus from which it has been derived.

/s/ DELOITTE & TOUCHE LLP

Dallas, Texas
May 5, 2004

PERMIAN BASIN ROYALTY TRUST

CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	March 31,	December 31,
	2004	2003
	(Unaudited)
ASSETS
Cash and short-term investments	$3,038,718	$2,873,975
Net overriding royalty interests in producing oil and gas properties (net of accumulated amortization of $9,027,908 and $8,983,700 at March 31, 2004 and December 31, 2003, respectively)	1,947,308	1,991,594

TOTAL ASSETS	$4,986,026	$4,865,569

LIABILITIES AND TRUST CORPUS
Distribution payable to Unitholders	$3,038,718	$2,873,975
Commitments and contingencies Trust corpus - 46,608,796 Units of beneficial interest authorized and outstanding	1,947,308	1,991,594

TOTAL LIABILITIES AND TRUST CORPUS	$4,986,026	$4,865,569

The accompanying notes to condensed financial statements are an integral part of these statements.

PERMIAN BASIN ROYALTY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

	THREE MONTHS ENDED	THREE MONTHS ENDED
	March 31, 2004	March 31, 2003
Royalty income	$9,206,674	$6,983,374
Interest income	3,498	3,534

	9,210,172	6,986,908
General and administrative expenditures	184,025	217,428

Distributable income	$9,026,147	$6,769,480

Distributable income per Unit (46,608,796 Units)	$.19	$.15

The accompanying notes to condensed financial statements are an integral part of these statements.

PERMIAN BASIN ROYALTY TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

	THREE MONTHS ENDED	THREE MONTHS ENDED
	March 31, 2004	March 31, 2003
Trust corpus, beginning of period	$1,991,594	$2,172,393
Amortization of net overriding royalty interests	(44,286)	(42,466)
Distributable income	9,026,147	6,769,480
Distributions declared	(9,026,147)	(6,769,480)

Total Trust Corpus, end of period	$1,947,308	$2,129,927

Distributions per unit	$.19	$.15

The accompanying notes to condensed financial statements are an integral part of these statements.

PERMIAN BASIN ROYALTY TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1.	BASIS OF ACCOUNTING

The Permian Basin Royalty Trust (“Trust”) was established as of November 1, 1980. The net overriding royalties conveyed to the Trust include: (1) a 75% net overriding royalty carved out of Southland Royalty Company’s fee mineral interests in the Waddell ranch in Crane County, Texas (the “Waddell Ranch properties”); and (2) a 95% net overriding royalty carved out of Southland Royalty Company’s major producing royalty interests in Texas (the “Texas Royalty properties”). The net overriding royalty for the Texas Royalty properties is subject to the provisions of the lease agreements under which such royalties were created. The financial statements of the Trust are prepared on the following basis:

•	Royalty income recorded for a month is the amount computed and paid to Bank of America, N.A. (“Trustee”) as Trustee for the Trust by the interest owners: Burlington Resources Oil & Gas Company (“BROG”) for the Waddell Ranch properties and River Hill Energy Corporation (“River Hill Energy”), formerly a wholly owned subsidiary of River Hill Capital Corporation (“River Hill Capital”) and formerly an affiliate of Coastal Management Corporation (“CMC”), for the Texas Royalty properties. CMC currently conducts all field, technical and accounting operations on behalf of BROG with regard to the Waddell Ranch properties. CMC also conducts the accounting operations for the Texas Royalty properties on behalf of River Hill Energy. Royalty income consists of the amounts received by the owners of the interest burdened by the net overriding royalty interests (“Royalties”) from the sale of production less accrued production costs, development and drilling costs, applicable taxes, operating charges, and other costs and deductions multiplied by 75% in the case of the Waddell Ranch properties and 95% in the case of the Texas Royalty properties.

As was previously reported, in February 1997, BROG sold its interest in the Texas Royalty properties to River Hill Energy.

The Trustee has been advised that in the first quarter of 1998, Schlumberger Technology Corporation (“Schlumberger”) acquired all of the shares of stock of River Hill Capital. Prior to such acquisition by Schlumberger, CMC and River Hill Energy were wholly owned subsidiaries of River Hill Capital. The Trustee has further been advised that in connection with Schlumberger’s acquisition of River Hill Capital, the shareholders of River Hill Capital acquired ownership of all of the shares of stock of River Hill Energy. Thus, the ownership in the Texas Royalty properties referenced above remained in River Hill Energy, the stock ownership of which was acquired by the former shareholders of River Hill Capital.

•	Trust expenses recorded are based on liabilities paid and cash reserves established out of cash received or borrowed funds for liabilities and contingencies.

•	Distributions to Unit holders are recorded when declared by the Trustee.

•	Royalty income is computed separately for each of the conveyances under which the Royalties were conveyed to the Trust. If monthly costs exceed revenues for any conveyance (“excess costs”), such excess cannot reduce royalty income from other conveyances, but is carried forward with accrued interest to be recovered from future net proceeds of that conveyance.

The financial statements of the Trust differ from financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) because revenues are not accrued in the month of production and certain cash reserves may be established for contingencies which would not be accrued in financial statements. Amortization of the Royalties calculated on a unit-of-production basis is charged directly to trust corpus.

2.	FEDERAL INCOME TAXES

For Federal income tax purposes, the Trust constitutes a fixed investment trust which is taxed as a grantor trust. A grantor trust is not subject to tax at the trust level. The Unit holders are considered to own the Trust’s income and principal as though no trust were in existence. The income of the Trust is deemed to have been received or accrued by each Unit holder at the time such income is received or accrued by the Trust and not when distributed by the Trust.

The Royalties constitute “economic interests” in oil and gas properties for Federal income tax purposes. Unit holders must report their share of the revenues from the Royalties as ordinary income from oil and gas royalties and are entitled to claim depletion with respect to such income.

The Trust has on file technical advice memoranda confirming the tax treatment described above.

The classification of the Trust’s income for purposes of the passive loss rules may be important to a Unit holder. Royalty income generally is treated as portfolio income and does not offset passive losses.

Unit holders should consult their tax advisors for further information.

3.	SUBSEQUENT EVENTS

Subsequent to March 31, 2004, the Trust declared a distribution on April 20, 2004 of $.059152 payable on May 14, 2004, to Unitholders of record on April 30, 2004.

Item 2. Trustee’s Discussion And Analysis

Forward Looking Information

Certain information included in this report contains, and other materials filed or to be filed by the Trust with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Trust) may contain or include, forward looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. Such forward looking statements may be or may concern, among other things, capital expenditures, drilling activity, development activities, production efforts and volumes, hydrocarbon prices and the results thereof, and regulatory matters. Although the Trustee believes that the expectations reflected in such forward-looking statements are reasonable, such expectations are subject to numerous risks and uncertainties and the Trustee can give no assurance that they will prove correct. There are many factors, none of which is within the Trustee’s control, that may cause such expectations not to be realized, including, among other things, factors such as actual oil and gas prices and the recoverability of reserves, capital expenditures, general economic conditions, actions and policies of petroleum-producing nations and other changes in the domestic and international energy markets. Such forward looking statements generally are accompanied by words such as “estimate,” “expect,” “predict,” “anticipate,” “goal,” “should,” “assume,” “believe,” or other words that convey the uncertainty of future events or outcomes.

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

For the quarter ended March 31, 2004 royalty income received by the Trust amounted to $9,206,674 compared to royalty income of $6,983,374 during the first quarter of 2003. The increase in royalty income is primarily attributable to significant increases in both oil and gas prices.

Interest income for the quarter ended March 31, 2004, was $3,498 compared to $3,534 during the first quarter of 2003. The decrease in interest income is primarily attributable to lower interest rates. General and administrative expenses during the first quarter of 2004 amounted to $184,025 compared to $217,428 during the first quarter of 2003. The decrease in general and administrative expenses can be primarily attributed to the timing of payment of year end expenses.

Royalty income for the Trust for the first quarter of the calendar year is associated with actual oil and gas production for the period November and December of 2003 and January 2004 from the properties from which the Trust’s net overriding royalty interests (“Royalties”) were carved. Oil and gas sales attributable to the Royalties and the properties from which the Royalties were carved are as follows:

	First Quarter
	2004	2003
Royalties:
Oil sales (Bbls)	182,702	163,593
Gas sales (Mcf)	881,167	696,119
Properties From Which The Royalties Were Carved:
Oil:
Total oil sales (Bbls)	281,964	307,978
Average per day (Bbls)	3,065	3,348
Average price per Bbl	$29.66	$28.82
Gas:
Total gas sales (Mcf)	1,483,568	1,558,654
Average per day (Mcf)	16,126	16,942
Average price per Mcf	$4.86	$3.99

The posted price of oil increased to an average price per barrel of $29.66 per Bbl in the first quarter of 2004 compared to $28.82 per Bbl in the first quarter of 2003. The Trustee has been advised by BROG that for the period August 1, 1993, through March 31, 2004, the oil from the Waddell Ranch properties was being sold under a competitive bid to a third party. The average price of gas increased from $3.99 per Mcf in the first quarter of 2003 to $4.86 per Mcf in the first quarter of 2004 due to strong energy pricing and more demand for products.

Since the oil and gas sales attributable to the Royalties are based on an allocation formula that is dependent on such factors as price and cost (including capital expenditures), the production amounts in the Royalties section of the above table do not provide a meaningful comparison. Oil and gas sales volumes from the Underlying Properties decreased for the applicable period in 2004 compared to 2003.

Capital expenditures for drilling, remedial and maintenance activities on the Waddell Ranch properties during the first quarter of 2004 totaled $674,708 as compared to $2,965,073 for the first quarter of 2003. BROG has informed the Trustee that the 2004 capital expenditures budget has been revised to $132 million for the Waddell Ranch. The total amount of capital expenditures for 2003 was $9.1 million. Through the first quarter of 2004, capital expenditures of $.6 million have been expended.

The Trustee has been advised that there were no wells completed and no wells in progress during the three months ended March 31, 2004 as compared to 2 wells completed and 2 wells in progress for the three months ended March 31, 2003 on the Waddell Ranch properties.

Lease operating expense and property taxes totaled $2.37 million for the first quarter of 2004, compared to $2.58 million in the first quarter of 2003 on the Waddell Ranch properties. This decrease is primarily attributable to additional maintenance costs for the quarter in 2003.

Calculation of Royalty Income

The Trust’s royalty income is computed as a percentage of the net profit from the operation of the properties in which the Trust owns net overriding royalty interests. These percentages of net profits are 75% and 95% in the case of the Waddell Ranch properties and the Texas Royalty properties, respectively. Royalty income received by the Trust for the three months ended March 31, 2004 and 2003, respectively, were computed as shown in the table below:

	Three Months Ended March 31,
	2004		2003
	Waddell	Texas	Waddell	Texas
	Ranch	Royalty	Ranch	Royalty
	Properties	Properties	Properties	Properties
Gross proceeds of sales from the Underlying Properties
Oil proceeds	$5,994,037	$2,369,771	$6,552,266	$2,324,242
Gas proceeds	6,286,083	928,991	5,406,817	810,547

Total	12,280,120	3,298,762	11,959,083	3,134,789

Less:
Severance tax:
Oil	255,274	94,377	277,238	85,319
Gas	356,326	53,915	338,737	79,641
Lease operating expense and property tax:
Oil and gas	2,373,957	264,383	2,581,653	195,000
Capital expenditures	674,708	—	2,965,073	—

Total	3,660,265	412,675	6,162,701	359,960

Net profits	8,619,855	2,886,087	5,796,382	2,774,829
Net overriding royalty interests	75%	95%	75%	95%

Royalty income	$6,464,891	$2,741,783	$4,347,287	$2,636,087

Critical Accounting Policies and Estimates

The Trust’s financial statements reflect the selection and application of accounting policies that require the Trust to make significant estimates and assumptions. The following are some of the more critical judgment areas in the application of accounting policies that currently affect the Trust’s financial condition and results of operations.

Basis of Accounting

The financial statements of the Trust are prepared on a modified cash basis and are not intended to present financial positions and results of operations in conformity with accounting principles generally accepted in the United States of America. Preparation of the Trust’s financial statements on such basis includes the following:

•	Royalty income and interest income are recorded in the period in which amounts are received by the Trust rather than in the period of production and accrual, respectively.

•	General and administrative expenses recorded are based on liabilities paid and cash reserves established out of cash received.

•	Amortization of the Royalties is calculated on a unit-of-production basis and charged directly to trust corpus when revenues are received.

•	Distributions to Unitholders are recorded when declared by the Trustee (see Note 1 to the Financial Statements).

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

Revenue Recognition

Revenues from the Royalties are recognized in the period in which amounts are received by the Trust. Royalty income received by the Trust in a given calendar year will generally reflect the proceeds, on an entitlements basis, from natural gas produced and sold for the twelve-month period ended September 30th in that calendar year. Royalty income received by the Trust in the first quarter of 2004 generally reflects the proceeds, on an entitlements basis, from natural gas produced and sold in the fourth quarter of 2003.

Reserve Disclosure

As of January 1, 2004, independent petroleum engineers estimated the net proved reserves attributable to the Royalties. In accordance with Statement of Financial Standards No. 69, “Disclosure About Oil and Gas Producing Activities,” estimates of future net revenues from proved reserves have been prepared using year-end contractual gas prices and related costs. Numerous uncertainties are inherent in estimating volumes and the value of proved reserves and in projecting future production rates and the timing of development of non-producing reserves.

Such reserve estimates are subject to change as additional information becomes available. The reserves actually recovered and the timing of production may be substantially different from the reserves estimates.

Contingencies

Contingencies related to the Underlying Properties that are unfavorably resolved would generally be reflected by the Trust as reductions to future royalty income payments to the Trust with corresponding reductions to cash distributions to Unitholders. The Trustee is aware of no such items as of March 31, 2004.

Use of Estimates

The preparation of financial statements in conformity with the basis of accounting described above requires management to make estimates and assumptions that effect the reported amounts of certain assets, liabilities, revenues and expenses as of and for the reporting period. Actual results may differ from such estimates.

Item 3. Qualitative And Quantitative Disclosures About Market Risk

There have been no material changes in the Trust’s market risk, as disclosed in the Trust’s annual report on Form 10-K for the fiscal year ended December 31, 2003.

Item 4. Controls and Procedures

As of the end of the period covered by this report, the Trustee carried out an evaluation of the effectiveness of the design and operation of the Trust’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 and 15d-15. Based upon that evaluation, the Trustee concluded that the Trust’s disclosure control and procedures are effective in timely alerting the Trustee to material information relating to the Trust required to be included in the Trust’s periodic filings with the Securities and Exchange Commission. In its evaluation of disclosure controls and procedures, the Trustee has relied, to the extent considered reasonable, on information provided by Burlington Resources Oil & Gas Company, the owner of the Waddell Ranch properties, and River Hill Energy Corporation, the owner of the Texas Royalty properties. There has not been any change in the Trust’s internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting.

PART II — OTHER INFORMATION

Items 1 through 5.

Not applicable.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

(4)(a)	Permian Basin Royalty Trust Indenture dated November 3, 1980, between Southland Royalty Company (now Burlington Resources Oil & Gas Company) and The First National Bank of Fort Worth (now Bank of America, N.A.), as Trustee, heretofore filed as Exhibit (4)(a) to the Trust’s Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980 is incorporated herein by reference.

(4)(b)	Net Overriding Royalty Conveyance (Permian Basin Royalty Trust) from Southland Royalty Company (now Burlington Resources Oil & Gas Company) to The First National Bank of Fort Worth (now Bank of America, N.A.), as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit (4)(b) to the Trust’s Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980 is incorporated herein by reference.

(4)(c)	Net Overriding Royalty Conveyance (Permian Basin Royalty Trust — Waddell Ranch) from Southland Royalty Company (now Burlington Resources Oil & Gas Company) to The First National Bank of Fort Worth (now Bank of America, N.A.), as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit (4)(c) to the Trust’s Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980 is incorporated herein by reference.

31.1	Certification by Ron E. Hooper, Senior Vice President and Trust Administrator of Bank of America, Trustee of Permian Basin Royalty Trust, dated May 10, 2004 and submitted pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate by Bank of America, Trustee of Permian Basin Royalty Trust, dated May 10, 2004 and submitted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

(b)	Reports on Form 8-K

               The Trust did not file any reports on Form 8-K during the first quarter of 2004; however, the following reports on Form 8-K were “furnished” to the SEC during the first quarter:

On January 21, 2004, the Trust furnished a report on Form 8-K indicating that the Trust issued a press release announcing its monthly cash distribution to Unitholders of record on January 30, 2004.

On February 18, 2004, the Trust furnished a report on Form 8-K indicating that the Trust issued a press release announcing its monthly cash distribution to Unitholders of record on February 27, 2004.

On March 23, 2004, the Trust furnished a report on Form 8-K indicating that the Trust issued a press release announcing its monthly cash distribution to Unitholders of record on March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

BANK OF AMERICA, N.A., TRUSTEE FOR THE PERMIAN BASIN ROYALTY TRUST
By /s/ RON E. HOOPER
Ron E. Hooper
Senior Vice President Trust Administrator

Date: May 10, 2004

(The Trust has no directors or executive officers.)

INDEX TO EXHIBITS

Exhibit
Number	Exhibit
(4)(a)	Permian Basin Royalty Trust Indenture dated November 3, 1980, between Southland Royalty Company (now Burlington Resources Oil & Gas Company) and The First National Bank of Fort Worth (now Bank of America, N.A.), as Trustee, heretofore filed as Exhibit (4)(a) to the Trust’s Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980 is incorporated herein by reference.*

(4)(b)	Net Overriding Royalty Conveyance (Permian Basin Royalty Trust) from Southland Royalty Company (now Burlington Resources Oil & Gas Company) to The First National Bank of Fort Worth (now Bank of America, N.A.), as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit (4)(b) to the Trust’s Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980 is incorporated herein by reference.*

(4)(c)	Net Overriding Royalty Conveyance (Permian Basin Royalty Trust — Waddell Ranch) from Southland Royalty Company (now Burlington Resources Oil & Gas Company) to The First National Bank of Fort Worth (now Bank of America, N.A.), as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit (4)(c) to the Trust’s Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980 is incorporated herein by reference.*

31.1	Certification by Ron E. Hooper, Senior Vice President and Trust Administrator of Bank of America, Trustee of Permian Basin Royalty Trust, dated May 10, 2004 and submitted pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate by Bank of America, Trustee of Permian Basin Royalty Trust, dated May 10, 2004 and submitted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

*	A copy of this Exhibit is available to any Unit holder, at the actual cost of reproduction, upon written request to the Trustee, Bank of America, N.A., 901 Main Street, Dallas, Texas 75202.