Form 10-Q
period 2004-06-30
PERMIAN BASIN ROYALTY TRUST
filed 2004-08-06
CIK 319654

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period ended June 30, 2004

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes [ X ]  No [   ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  Yes [ X ]  No [   ]

     Number of Units of beneficial interest of the Trust outstanding at August 1, 2004: 46,608,796.

PERMIAN BASIN ROYALTY TRUST

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The condensed financial statements included herein have been prepared by Bank of America, N.A. as Trustee for the Permian Basin Royalty Trust, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Trust’s latest annual report on Form 10-K. In the opinion of the Trustee, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the assets, liabilities and trust corpus of the Permian Basin Royalty Trust at June 30, 2004, and the distributable income and changes in trust corpus for the three-month and six-month periods ended June 30, 2004 and 2003 have been included. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

Deloitte & Touche LLP, an independent registered public accounting firm, has made a limited review of the condensed financial statements as of June 30, 2004 and for the three-month and six-month periods ended June 30, 2004 and 2003 as stated in their report included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Unit Holders of Permian Basin Royalty Trust and
Bank of America, N.A., Trustee

We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of Permian Basin Royalty Trust as of June 30, 2004, and the related condensed statements of distributable income for the three-month and six-month periods ended June 30, 2004 and 2003 and changes in trust corpus for the three-month and six-month periods ended June 30, 2004 and 2003. These condensed financial statements are the responsibility of the Trustee.

We conducted our reviews in accordance with standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statement of assets, liabilities and trust corpus of Permian Basin Royalty Trust as of December 31, 2003, and the related statements of distributable income and changes in trust corpus for the year then ended (not presented herein); and in our report dated March 9, 2004, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed statement of assets, liabilities and trust corpus as of December 31, 2003, is fairly stated, in all material respects, in relation to the statement of assets, liabilities and trust corpus from which it has been derived.

/s/ Deloitte & Touche LLP

Dallas, Texas
August 2, 2004

PERMIAN BASIN ROYALTY TRUST

CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	June 30,	December 31,
	2004	2003
	(Unaudited)
ASSETS
Cash and short-term investments	$2,949,832	$2,873,975
Net overriding royalty interests in producing oil and gas properties (net of accumulated amortization of $9,072,646 and $8,983,622 at June 30, 2004 and December 31, 2003, respectively)	1,902,570	1,991,594

TOTAL ASSETS	$4,852,402	$4,865,569

LIABILITIES AND TRUST CORPUS
Distribution payable to Unit holders	$2,949,832	$2,873,975
Commitments and contingencies Trust corpus - 46,608,796 Units of beneficial interest authorized and outstanding	1,902,570	1,991,594

TOTAL LIABILITIES AND TRUST CORPUS	$4,852,402	$4,865,569

The accompanying notes to condensed financial statements are an integral part of these financial statements.

PERMIAN BASIN ROYALTY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

	THREE	THREE
	MONTHS	MONTHS
	ENDED	ENDED
	June 30, 2004	June 30, 2003
Royalty income	$9,045,654	$8,569,350
Interest income	3,154	3,400

	9,048,808	8,572,750
General and administrative expenditures	(144,076)	(147,705)

Distributable income	$8,904,732	$8,425,045

Distributable income per Unit (46,608,796 Units)	$.191053	$.180761

The accompanying notes to condensed financial statements are an integral part of these financial statements.

PERMIAN BASIN ROYALTY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

	SIX	SIX
	MONTHS	MONTHS
	ENDED	ENDED
	June 30, 2004	June 30, 2003
Royalty income	$18,252,328	$15,552,724
Interest income	6,652	6,935

	18,258,980	15,559,659
General and administrative expenditures	(328,101)	(365,133)

Distributable income	$17,930,879	$15,194,526

Distributable income per Unit (46,608,796 Units)	$.384710	$.326001

The accompanying notes to condensed financial statements are an integral part of these financial statements.

PERMIAN BASIN ROYALTY TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

	THREE	THREE
	MONTHS	MONTHS
	ENDED	ENDED
	June 30, 2004	June 30, 2003
Trust corpus, beginning of Period	$1,947,308	$2,129,927
Amortization of net overriding royalty interests	(44,738)	(44,260)
Distributable income	8,904,732	8,425,045
Distributions declared	(8,904,732)	(8,425,045)

Total Trust Corpus, end of period	$1,902,570	$2,085,667

Distributions per Unit	$.191053	$.180761

The accompanying notes to condensed financial statements are an integral part of these financial statements.

PERMIAN BASIN ROYALTY TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

	SIX	SIX
	MONTHS	MONTHS
	ENDED	ENDED
	June 30, 2004	June 30, 2003
Trust corpus, beginning of Period	$1,991,594	$2,172,393
Amortization of net overriding royalty interests	(89,024)	(86,726)
Distributable income	17,930,879	15,194,526
Distributions declared	(17,930,879)	(15,194,526)

Total Trust Corpus, end of period	$1,902,570	$2,085,667

Distributions per Unit	$.384710	$.326001

The accompanying notes to condensed financial statements are an integral part of these financial statements.

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

The financial statements of the Trust differ from financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) because revenues are not accrued in the month of production and certain cash reserves may be established for contingencies which would not be accrued in financial statements. Amortization of the Royalty Interests calculated on a unit-of-production basis is charged directly to trust corpus.

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

3. SUBSEQUENT EVENTS

Subsequent to June 30, 2004, the Trust declared a distribution on July 16, 2004 of $.077787 payable on August 13, 2004, to Unit holders of record on July 30, 2004.

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

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003

For the quarter ended June 30, 2004 royalty income received by the Trust amounted to $9,045,654 compared to royalty income of $8,569,350 during the second quarter of 2003. The increase in royalty income is primarily attributable to significant increases in both oil and gas prices.

Interest income for the quarter ended June 30, 2004, was $3,154 compared to $3,400 during the second quarter of 2003. The decrease in interest income is primarily attributable to lower interest rates. General and administrative expenses during the second quarter of 2004 amounted to $144,076 compared to $147,705 during the first quarter of 2003. The decrease in general and administrative expenses can be primarily attributed to the timing of payment of year end expenses.

These transactions resulted in distributable income for the quarter ended June 30, 2004 of $8,904,732, or $.19 per Unit of beneficial interest. Distributions of $.059152, $.068610 and $.063289 per Unit were made to Unitholders of record as of April 30, 2004, May 28, 2004 and June 30, 2004, respectively. For the second quarter of 2003, distributable income was $8,425,045 or $.18 per Unit of beneficial interest.

Royalty income for the Trust for the second quarter of the calendar year is associated with actual oil and gas production for the period of February, March and April of 2004 from the properties from which the Trust’s net overriding royalty interests (“Royalties”) were carved. Oil and gas sales attributable to the Royalties and the properties from which the Royalties were carved are as follows:

	Second Quarter
	2004	2003
Royalties:
Oil sales (Bbls)	175,475	171,432
Gas sales (Mcf)	711,703	751,109
Properties From Which The Royalties Were Carved:
Oil:
Total oil sales (Bbls)	298,568	300,535
Average per day (Bbls)	3,317	3,377
Average price per Bbl	$33.89	$29.09
Gas:
Total gas sales (Mcf)	1,426,463	1,533,308
Average per day (Mcf)	15,850	17,228
Average price per Mcf	$4.98	$5.30

The posted price of oil increased to an average price per barrel of $33.89 per Bbl in the second quarter of 2004 compared to $29.09 per Bbl in the second quarter of 2003. The Trustee has been advised by BROG that for the period of August 1, 1993, through June 30, 2004, the oil from the Waddell Ranch properties was being sold under a competitive bid to a third party. The average price of gas decreased from $5.30 per Mcf in the second quarter of 2003 to $4.98 per Mcf in the second quarter of 2004 due to change in overall market variables.

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

Capital expenditures for drilling, remedial and maintenance activities on the Waddell Ranch properties during the second quarter of 2004 totaled $2,680,000 as compared to $2,589,000 for the second quarter of 2003. BROG has informed the Trustee that the 2004 capital expenditures budget has been revised to $13.2 million for the Waddell Ranch. The total amount of capital expenditures for 2003 was $9.1 million. Through the second quarter of 2004, capital expenditures of $2.7 million have been expended.

The Trustee has been advised that there were no wells completed and 4 wells in progress and 31 workover wells in progress during the three months ended June 30, 2004 as compared to no wells completed or in progress and 11 workover wells completed and 46 workover wells in progress for the three months ended June 30, 2003 on the Waddell Ranch properties.

Lease operating expense and property taxes totaled $2.4 million for the second quarter of 2004, compared to $2.6 million in the second quarter of 2003 on the Waddell Ranch properties. This decrease is primarily attributable to reduced maintenance costs for the quarter in 2004.

Six Months Ended June 30, 2004 and 2003

For the six months ended June 30, 2004, royalty income received by the Trust amounted to $18,252,328 compared to royalty income of $15,552,724 for the six months ended June 30, 2003. The increase in royalty income is primarily due to an increase in oil and gas prices in the first six months of 2004, compared to the first six months in 2003. Interest income for the six months ended June 30, 2004 was $6,652 compared to $6,935 for the six months ended June 30, 2003. The decrease in interest income is attributable primarily to a decrease in interest rate. General and administrative expenses for the six months ended June 30, 2004 were $328,101. During the six months ended June 30, 2003, general and administrative expenses were $365,133. The decrease in general and administrative expenses is primarily due to timing differences in the receipt and payment of these expenses.

These transactions resulted in distributable income for the six months ended June 30, 2004 of $17,930,879, or $.38, per Unit. For the six months ended June 30, 2003, distributable income was $15,194,526 or $.33 per Unit.

Royalty income for the Trust for the period ended June 30, 2004 is associated with actual oil and gas production for the period November 2003 through April 2004 from the properties from which the Royalties were carved. Oil and gas production attributable to the Royalties and the properties from which the Royalties were carved are as follows:

	First Six Months
	2004	2003
Royalties:
Oil sales (Bbls)	358,177	335,295
Gas sales (Mcf)	1,401,740	1,447,228
Properties From Which The Royalties Were Carved:
Oil:
Total oil sales (Bbls)	580,532	608,513
Average per day (Bbls)	3,190	3,362
Average price per Bbl	$31.84	$28.95
Gas:
Total gas sales (Mcf)	2,910,031	3,091,962
Average per day (Mcf)	15,989	17,083
Average price per Mcf	$4.92	$4.64

The average price of oil increased during the six months ended June 30, 2004 to $31.84 per barrel compared to $28.95 per barrel for the same period in 2003. The increase in the average price of oil is primarily due to increased demand in 2004, caused by a worldwide market demand. The increase in the average price of gas from $4.64 per Mcf for the six months ended June 30, 2003 to $4.92 per Mcf for the six months ended June 30, 2004 is primarily the result of an increase in the spot prices of natural gas.

Since the oil and gas sales volumes attributable to the Royalties are based on an allocation formula that is dependent on such factors as price and cost (including capital expenditures), the production amounts in the Royalties section of the above table do not provide a meaningful comparison. The oil and gas sales volumes from the properties from which the Royalties are carved have remained relatively constant for the applicable period of 2004 compared to 2003.

Capital expenditures for the Waddell Ranch properties for the six months ended June 30, 2004 totaled $3.4 million compared to $5.5 million for the same period in 2003. BROG has previously advised the Trust that the remaining 2004 capital expenditures budget for the Waddell Ranch properties is $5.1 million.

The Trust has been advised that there were no gross nor net productive oil wells were drilled and completed on the Waddell Ranch properties during the six months ended June 30, 2004 and 2 gross and 1 net productive oil wells were drilled and completed on the Waddell Ranch properties during the six months ended June 30, 2003.

Lease operating expense and property taxes totaled $4.7 million in 2004 compared to $5.1 million in 2003. The decrease in lease operating expense is primarily attributable to less workover activity and higher electrical costs than in 2003.

Calculation of Royalty Income

The Trust’s royalty income is computed as a percentage of the net profit from the operation of the properties in which the Trust owns net overriding royalty interests. These percentages of net profits are 75% and 95% in the case of the Waddell Ranch properties and the Texas Royalty properties, respectively. Royalty income received by the Trust for the three months ended June 30, 2004 and 2003, respectively, were computed as shown in the table below:

	Three Months Ended June 30,
	2004		2003
	Waddell	Texas	Waddell	Texas
	Ranch	Royalty	Ranch	Royalty
	Properties	Properties	Properties	Properties
Gross proceeds of sales from the Underlying Properties: Oil proceeds	$7,137,395	$2,982,205	$6,190,324	$2,551,055
Gas proceeds	6,174,456	935,861	7,104,296	1,027,711

Total	13,311,851	3,918,066	13,294,620	3,578,766

Less:
Severance tax:
Oil	302,110	105,264	265,323	93,928
Gas	354,289	63,291	459,864	71,034
Lease operating expense and property tax:
Oil and gas	2,355,207	210,000	2,576,893	238,330
Other	42,763	—	—	—

	Three Months Ended June 30,
	2004		2003
	Waddell	Texas	Waddell	Texas
	Ranch	Royalty	Ranch	Royalty
	Properties	Properties	Properties	Properties
Capital expenditures	2,679,989	—	2,589,006	—

Total	5,734,358	378,555	5,891,086	403,292

Net profits	7,577,493	3,539,511	7,403,534	3,175,474
Net overriding royalty interests	75%	95%	75%	95%

Royalty income	$5,683,119	$3,362,535	$5,552,650	$3,016,700

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

Basis of Accounting

The financial statements of the Trust are prepared on a modified cash basis and are not intended to present financial positions and results of operations in conformity with accounting principles generally accepted in the United States of America. Preparation of the Trust’s financial statements on such basis includes the following:

•	Royalty income and interest income are recorded in the period in which amounts are received by the Trust rather than in the period of production and accrual, respectively.

•	General and administrative expenses recorded are based on liabilities paid and cash reserves established out of cash received.

•	Amortization of the royalty interests is calculated on a unit-of-production basis and charged directly to trust corpus when revenues are received.

•	Distributions to Unit holders are recorded when declared by the Trustee (see Note 1 to the Financial Statements).

The financial statements of the Trust differ from financial statements prepared in accordance with accounting principles generally accepted in the United States of America because royalty income is not accrued in the period of production, general and administrative expenses recorded are based on liabilities paid and cash reserves are established rather than on the accrual basis, and amortization of the Royalty Interests is not charged against operating results.

Revenue Recognition

Revenues from the Royalty Interests are recognized in the period in which amounts are received by the Trust. Royalty income received by the Trust in a given calendar year will generally reflect the proceeds, on an entitlements basis, from natural gas produced and sold for the twelve-month period ended September 30th in that calendar year. Royalty income received by the Trust in the second quarter of 2004 generally reflects the proceeds, on an entitlements basis, from natural gas produced and sold in the first quarter of 2004.

Reserve Disclosure

As of January 1, 2004, independent petroleum engineers estimated the net proved reserves attributable to the Royalty Interests. In accordance with Statement of Financial Standards No. 69, “Disclosure About Oil and Gas Producing Activities,” estimates of future net revenues from proved reserves have been prepared using year-end contractual gas prices and related costs. Numerous uncertainties are inherent in estimating volumes and the value of proved reserves and in projecting future production rates and the timing of development of non-producing reserves.

Such reserve estimates are subject to change as additional information becomes available. The reserves actually recovered and the timing of production may be substantially different from the reserves estimates.

Contingencies

Contingencies related to the Underlying Properties that are unfavorably resolved would generally be reflected by the Trust as reductions to future royalty income payments to the Trust with corresponding reductions to cash distributions to Unit holders. The Trustee is aware of no such items as of June 30, 2004.

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

PART II - OTHER INFORMATION

Items 1 through 5.

Not applicable.

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits

4.1	Permian Basin Royalty Trust Indenture dated November 3, 1980, between Southland Royalty Company (now Burlington Resources Oil & Gas Company) and The First National Bank of Fort Worth (now Bank of America, N.A.), as Trustee, heretofore filed as Exhibit (4)(a) to the Trust’s Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980 is incorporated herein by reference.

4.2	Net Overriding Royalty Conveyance (Permian Basin Royalty Trust) from Southland Royalty Company (now Burlington Resources Oil & Gas Company) to The First National Bank of Fort Worth (now Bank of America, N.A.), as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit (4)(b) to the Trust’s Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980 is incorporated herein by reference.

4.3	Net Overriding Royalty Conveyance (Permian Basin Royalty Trust - Waddell Ranch) from Southland Royalty Company (now Burlington Resources Oil & Gas Company) to The First National Bank of Fort Worth (now Bank of America, N.A.), as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit (4)(c) to the Trust’s Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980 is incorporated herein by reference.

10.1	Registration Rights Agreement dated as of July 21, 2004 by and between Burlington Resources Inc. and Bank of America, N.A., as trustee of Permian Basin Royalty Trust.

31.1	Certification by Ron E. Hooper, Senior Vice President and Trust Administrator of Bank of America, Trustee of Permian Basin Royalty Trust, dated August 4, 2004 and submitted pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate by Bank of America, Trustee of Permian Basin Royalty Trust,

dated August 4, 2004 and submitted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

     (b) Reports on Form 8-K

     The Trust did not file any reports on Form 8-K during the second quarter of 2004; however, the following reports on Form 8-K were “furnished” to the SEC during the second quarter:

On April 21, 2004, the Trust furnished a report on Form 8-K indicating that the Trust issued a press release announcing its monthly cash distribution to Unit holders of record on April 30, 2004.

On May 19, 2004, the Trust furnished a report on Form 8-K indicating that the Trust issued a press release announcing its monthly cash distribution to Unit holders of record on May 28, 2004.

On June 23, 2004, the Trust furnished a report on Form 8-K indicating that the Trust issued a press release announcing its monthly cash distribution to Unit holders of record on June 30, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

BANK OF AMERICA, N.A.,
TRUSTEE FOR THE
PERMIAN BASIN ROYALTY TRUST

By:	/s/ Ron E. Hooper

Ron E. Hooper
Senior Vice President
Trust Administrator

Date: August 4, 2004

(The Trust has no directors or executive officers.)

INDEX TO EXHIBITS

Exhibit
Number	Exhibit
4.1	Permian Basin Royalty Trust Indenture dated November 3, 1980, between Southland Royalty Company (now Burlington Resources Oil & Gas Company) and The First National Bank of Fort Worth (now Bank of America, N.A.), as Trustee, heretofore filed as Exhibit (4)(a) to the Trust’s Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980 is incorporated herein by reference.*

4.2	Net Overriding Royalty Conveyance (Permian Basin Royalty Trust) from Southland Royalty Company (now Burlington Resources Oil & Gas Company) to The First National Bank of Fort Worth (now Bank of America, N.A.), as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit (4)(b) to the Trust’s Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980 is incorporated herein by reference.*

4.3	Net Overriding Royalty Conveyance (Permian Basin Royalty Trust - Waddell Ranch) from Southland Royalty Company (now Burlington Resources Oil & Gas Company) to The First National Bank of Fort Worth (now Bank of America, N.A.), as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit (4)(c) to the Trust’s Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980 is incorporated herein by reference.*

10.1	Registration Rights Agreement dated as of July 21, 2004 by and between Burlington Resources Inc. and Bank of America, N.A., as trustee of Permian Basin Royalty Trust.

31.1	Certification by Ron E. Hooper, Senior Vice President and Trust Administrator of Bank of America, Trustee of Permian Basin Royalty Trust, dated August 4, 2004 and submitted pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate by Bank of America, Trustee of Permian Basin Royalty Trust, dated August 4, 2004 and submitted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

*	A copy of this Exhibit is available to any Unit holder, at the actual cost of reproduction, upon written request to the Trustee, Bank of America, N.A., 901 Main Street, Dallas, Texas 75202.