Form 10-Q
period 2004-09-30
PERMIAN BASIN ROYALTY TRUST
filed 2004-11-09
CIK 319654

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarterly Period ended September 30, 2004

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [  ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of Security Exchange Act of 1934). Yes [ X ] No [  ]

     Number of Units of beneficial interest of the Trust outstanding at November 1, 2004: 46,608,796.

PERMIAN BASIN ROYALTY TRUST

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

The condensed financial statements included herein have been prepared by Bank of America, N.A. as Trustee for the Permian Basin Royalty Trust, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Trust’s latest annual report on Form 10-K. In the opinion of the Trustee, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the assets, liabilities and trust corpus of the Permian Basin Royalty Trust at September 30, 2004, and the distributable income and changes in trust corpus for the three-month and nine-month periods ended September 30, 2004 and 2003 have been included. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

Deloitte & Touche LLP, independent certified public accountants, has made a limited review of the condensed financial statements as of September 30, 2004 and for the three-month and nine-month periods ended September 30, 2004 and 2003 as stated in their report included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Unit Holders of Permian Basin Royalty Trust and
Bank of America, N.A., Trustee

We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of Permian Basin Royalty Trust as of September 30, 2004, and the related condensed statements of distributable income for the three-month and nine-month periods ended September 30, 2004 and 2003 and changes in trust corpus for the three-month and nine-month periods ended September 30, 2004 and 2003. These condensed financial statements are the responsibility of the Trustee.

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

/s/ Deloitte & Touche LLP

Dallas, Texas
November 5, 2004

PERMIAN BASIN ROYALTY TRUST

CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	September 30,
	2004 (Unaudited)	December 31, 2003
ASSETS
Cash and short-term investments	$4,523,057	$2,873,975
Net overriding royalty interests in producing oil and gas properties (net of accumulated amortization of $9,123,213, and $8,983,700 at September 30, 2004 and December 31, 2003, respectively)	1,852,081	1,991,594

TOTAL ASSETS	$6,375,138	$4,865,569

LIABILITIES AND TRUST CORPUS
Distribution payable to Unit holders	$4,523,057	$2,873,975
Commitments and contingencies
Trust corpus - 46,608,796 Units of beneficial interest authorized and outstanding	1,852,081	1,991,594

TOTAL LIABILITIES AND TRUST CORPUS	$6,375,138	$4,865,569

The accompanying notes to condensed financial statements are an integral part of these statements.

PERMIAN BASIN ROYALTY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	September 30		September 30
	2004	2003	2004	2003
Royalty income	$11,647,036	$8,692,172	$29,899,365	$24,244,896
Interest income	4,185	3,468	10,837	10,402

	11,651,221	8,695,640	29,910,202	24,255,298
General and administrative expenditures	(84,828)	(71,646)	(412,929)	(436,780)

Distributable income	$11,566,393	$8,623,994	$29,497,273	$23,818,518

Distributable income per Unit (46,608,796 Units)	$.248159	$.185029	$.632869	$.511031

The accompanying notes to condensed financial statements are an integral part of these statements.

PERMIAN BASIN ROYALTY TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	September 30		September 30
	2004	2003	2004	2003
Trust corpus, beginning of period	$1,902,570	$2,085,667	$1,991,594	$2,192,393
Amortization of net overriding royalty interests	(50,489)	(47,364)	(139,513)	(134,090)
Distributable income	11,566,393	8,623,994	29,497,273	23,818,518
Distributions declared	(11,566,393)	(8,623,994)	(29,497,273)	(23,818,518)

Total Trust Corpus, end of period	$1,852,081	$2,038,303	$1,852,081	$2,038,303

Distributions per unit	$.248159	$.185029	$.632869	$.511031

The accompanying notes to condensed financial statements are an integral part of these statements.

PERMIAN BASIN ROYALTY TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1.	BASIS OF ACCOUNTING

The Permian Basin Royalty Trust (“Trust”) was established as of November 1, 1980. The net overriding royalties conveyed to the Trust include: (1) a 75% net overriding royalty carved out of Southland Royalty Company’s fee mineral interests in the Waddell Ranch in Crane County, Texas (the “Waddell Ranch properties”); and (2) a 95% net overriding royalty carved out of Southland Royalty Company’s major producing royalty interests in Texas (the “Texas Royalty properties”). The net overriding royalty for the Texas Royalty properties is subject to the provisions of the lease agreements under whhich such royalties were created. The financial statements of the Trust are prepared on the following basis:

•	Royalty income recorded for a month is the amount computed and paid to Bank of America, N.A. (“Trustee”) as Trustee for the Trust by the interest owners: Burlington Resources Oil & Gas Company (“BROG”) for the Waddell Ranch properties and Riverhill Energy Corporation (“Riverhill Energy”), formerly a wholly owned subsidiary of Riverhill Capital Corporation (“Riverhill Capital”) and formerly an affiliate of Coastal Management Corporation (“CMC”), for the Texas Royalty properties. CMC currently conducts all field, technical and accounting operations on behalf of BROG with regard to the Waddell Ranch properties. CMC also conducts the accounting operations for the Texas Royalty properties on behalf of Riverhill Energy. Royalty income consists of the amounts received by the owners of the interest burdened by the net overriding royalty interests (“Royalties”) from the sale of production less accrued production costs, development and drilling costs, applicable taxes, operating charges, and other costs and deductions multiplied by 75% in the case of the Waddell Ranch properties and 95% in the case of the Texas Royalty properties.

As was previously reported, in February 1997, BROG sold its interest in the Texas Royalty properties to Riverhill Energy.

The Trustee has been advised that in the first quarter of 1998, Schlumberger Technology Corporation (“Schlumberger”) acquired all of the shares of stock of Riverhill Capital. Prior to such acquisition by Schlumberger, CMC and Riverhill Energy were wholly-owned subsidiaries of Riverhill Capital. The Trustee has further been advised that in connection with Schlumberger’s acquisition of Riverhill Capital, the shareholders of Riverhill Capital acquired ownership of all of the shares of stock of Riverhill Energy. Thus, the ownership in the Texas Royalty properties referenced above remained in Riverhill Energy, the stock ownership of which was acquired by the former shareholders of Riverhill Capital.

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

The financial statements of the Trust differ from financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) because revenues are not accrued in the month of production and certain cash reserves may be established for contingencies which would not be accrued in financial statements. Amortization of the Royalties calculated on a unit-of-production basis is charged directly to trust corpus. This comprehensive basis of accounting other than GAAP corresponds to the accounting permitted for royalty trusts by the U.S. Securities and Exchange Commission as specified by Staff Accounting Bulletin Topic 12:E, Financial Statements of Royalty Trusts.

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

Subsequent to September 30, 2004, the Trust declared a distribution on October 19, 2004 of $.111463 payable on November 15, 2004, to Unit holders of record on October 29, 2004.

Item 2. Trustee’s Discussion and Analysis of Financial Condition and Results of Operations

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

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003

For the quarter ended September 30, 2004 royalty income received by the Trust amounted to $11,647,036 compared to royalty income of $8,692,172 during the third quarter of 2003. The increase in royalty income is primarily attributable to significant increases in both oil and gas prices.

Interest income for the quarter ended September 30, 2004, was $4,185 compared to $3,468 during the third quarter of 2003. The increase in interest income is primarily attributable to higher interest rates and more funds available for investment. General and administrative expenses during the third quarter of 2004 amounted to $84,828 compared to $71,646 during the third quarter of 2003. The increase in general and administrative expenses can be primarily attributed to the timing of payment of expenses.

These transactions resulted in distributable income for the quarter ended September 30, 2004 of $11,566,393 or $.248159 per Unit of beneficial interest. Distributions of $.077787, $.073328 and $.097042 per Unit were made to Unit holders of record as of July 30, 2004, August 31, 2004 and September 30, 2004, respectively. For the third quarter of 2003, distributable income was $8,623,994, or $.185029 per Unit of beneficial interest.

Royalty income for the Trust for the third quarter of the calendar year is associated with actual oil and gas production for the period of May, June and July 2004 from the properties from which the Trust’s net overriding royalty interests (“Royalties”) were carved. Oil and gas sales attributable to the Royalties and the properties from which the Royalties were carved are as follows:

	Third Quarter
	2004	2003
Royalties:
Oil sales (Bbls)	198,032	183,456
Gas sales (Mcf)	849,226	859,067
Product Sales From Which The Royalties Were Carved:
Oil:
Total oil sales (Bbls)	319,176	300,864
Average per day (Bbls)	3,496	3,270
Average price per Bbl	$36.74	$27.85
Gas:
Total gas sales (Mcf)	1,535,078	1,589,614
Average per day (Mcf)	16,686	17,278
Average price per Mcf	$5.82	$4.71

The posted price of oil increased to an average price per barrel of $36.74 per Bbl in the third quarter of 2004, compared to $27.85 per Bbl in the third quarter of 2003. The Trustee has been advised by BROG that for the period August 1, 1993, through September 30, 2004, the oil from the Waddell Ranch properties was being sold under a competitive bid to a third party. The average price of gas increased from $4.71 per Mcf in the third quarter of 2003 to $5.82 per Mcf in the third quarter of 2004. This increase is primarily attributable to a significant increase in gas prices earlier in the year of 2004.

Since the oil and gas sales attributable to the Royalties are based on an allocation formula that is dependent on such factors as price and cost (including capital expenditures), the production amounts in the Royalties section of the above table do not provide a meaningful comparison. Oil volumes from the Underlying Properties (as defined in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2003) increased for the applicable period in 2004 compared to 2003.

Capital expenditures for drilling, remedial and maintenance activities on the Waddell Ranch properties during the third quarter of 2004 totaled $2,685,591 as compared to $1,479,891 for the third quarter of 2003. BROG has informed the Trustee that the 2004 capital expenditures budget has been revised to $13.2 million for the Waddell Ranch. The total amount of capital expenditures for 2003 was $9.1 million. Through the third quarter of 2004, capital expenditures of $6.0 million have been expended.

The Trustee has been advised that there were 3 wells completed and no wells in progress and 4 workover wells in progress during the three months ended September 30, 2004 as compared to 2 wells completed or in progress for the three months ended September 30, 2003 on the Waddell Ranch properties.

Lease operating expense and property taxes totaled $2.2 million for the third quarter of 2004, compared to $2.5 million in the third quarter of 2003 on the Waddell Ranch properties. This decrease is primarily attributable to lower maintenance costs for the quarter.

Nine Months Ended September 30, 2004 and 2003

For the nine months ended September 30, 2004, royalty income received by the Trust amounted to $29,899,365 compared to royalty income of $24,244,896 for the nine months ended September 30, 2003. The increase in royalty income is primarily due to a increase in both oil and gas prices in the first nine months of 2004 compared to the first nine months in 2003. Interest income for the nine months ended September 30, 2004 was $10,837 compared to $10,402 for the nine months ended September 30, 2003. The increase in interest income is primarily attributable to higher interest rates. General and administrative expenses for the nine months ended September 30, 2004 were $412,929. During the nine months ended September 30, 2003, general and administrative expenses were $436,780. The decrease in general and administrative expenses is primarily due to timing differences in the receipt and payment of these expenses.

These transactions resulted in distributable income for the nine months ended September 30, 2004 of $29,497,273, or $.632869 per Unit. For the nine months ended September 30, 2003, distributable income was $23,818,518, or $.51 per Unit.

Royalty income for the Trust for the nine months ended September 30, 2004 is associated with actual oil and gas production for the nine-month period November 2003 through July 2004 from the properties from which the Royalties were carved. Oil and gas production attributable to the Royalties and the properties from which the Royalties were carved are as follows:

	First Nine Months
	2004	2003
Royalties:
Oil sales (Bbls)	556,209	518,481
Gas sales (Mcf)	2,250,966	2,306,295
Product Sales From Which The Royalties Were Carved:
Oil:
Total oil sales (Bbls)	899,708	909,377
Average per day (Bbls)	3,284	3,331
Average price per Bbl	$33.58	$28.59
Gas:
Total gas sales (Mcf)	4,445,109	4,681,576
Average per day (Mcf)	16,223	17,149
Average price per Mcf	$5.23	$4.67

The average price of oil increased during the nine months ended September 30, 2004 to $33.58 per barrel compared to $28.59 per barrel for the same period in 2003. The increase in the average price of oil is primarily due to increasing demand in 2004, caused by overseas influence. The increase in the average price of gas from $4.67 per Mcf for the nine months ended September 30, 2003 to $5.23 per Mcf for the nine months ended September 30, 2004 is primarily the result of a increase in the spot prices of natural gas.

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

Capital expenditures for the Waddell Ranch properties for the nine months ended September 30, 2004 totaled $6.0 million compared to $7.0 million for the same period in 2003. BROG has previously advised the Trust that the remaining 2004 capital expenditures budget for the Waddell Ranch properties is $7.2 million.

The Trust has been advised that 4 gross and 1 net productive oil wells were drilled and completed on the Waddell Ranch properties during the nine months ended September 30, 2004 and 4 gross and 1 net productive oil wells were drilled and completed on the Waddell Ranch properties during the nine months ended September 30, 2003.

Lease operating expense and property taxes totaled $7.0 million in 2004 compared to $7.7 million in 2003. The decrease in lease operating expense is primarily attributable to less activity on the Waddell Ranch properties.

Calculation Of Royalty Income

The Trust’s royalty income is computed as a percentage of the net profit from the operation of the properties in which the Trust owns net overriding royalty interests. These percentages of net profits are 75% and 95% in the case of the Waddell Ranch properties and the Texas Royalty properties, respectively. Royalty income received by the Trust for the three months ended September 30, 2004 and 2003, respectively, were computed as shown in the table below:

	THREE MONTHS ENDED SEPTEMBER 30,
	2004		2003
	WADDELL	TEXAS	WADDELL	TEXAS
	RANCH	ROYALTY	RANCH	ROYALTY
	PROPERTIES	PROPERTIES	PROPERTIES	PROPERTIES
Gross proceeds of sales from the Underlying Properties
Oil proceeds	$8,539,737	$3,186,730	$6,086,789	$2,291,291
Gas proceeds	7,916,495	1,011,491	6,626,340	867,421

Total	16,456,232	4,198,221	12,713,129	3,158,712

Less:
Severance tax:
Oil	364,217	120,328	262,812	87,739
Gas	439,973	71,200	438,299	29,099
Lease operating expense and property tax:
Oil and gas	2,246,213	210,000	2,548,606	195,000
Capital expenditures	2,685,591	—	1,479,890	—

Total	5,735,994	401,528	4,729,607	311,837

Net profits	10,720,238	3,796,693	7,983,522	2,846,875
Net overriding royalty interests	75%	95%	75%	95%

Royalty income	$8,040,178	$3,606,858	$5,987,641	$2,704,531

Critical Accounting Policies and Estimates

The Trust’s financial statements reflect the selection and application of accounting policies that require the Trust to make significant estimates and assumptions. The following are some of the more critical judgment areas in the application of accounting policies that currently affect the Trust’s financial condition and results of operations.

Basis of Accounting

The financial statements of the Trust are prepared on a modified cash basis and are not intended to present financial positions and results of operations in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Preparation of the Trust’s financial statements on such basis includes the following:

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

The financial statements of the Trust differ from financial statements prepared in accordance with GAAP because royalty income is not accrued in the period of production, general and administrative expenses recorded are based on liabilities paid and cash reserves established rather than on accrual basis, and amortization of the royalty interests is not charged against operating results. This comprehensive basis of accounting other than GAAP corresponds to the accounting permitted for royalty trusts by the U.S. Securities and Exchange Commission as specified by Staff Accounting Bulletin Topic 12:E, Financial Statements of Royalty Trusts.

Revenue Recognition

Revenues from royalty interests are recognized in the period in which amounts are received by the Trust. Royalty income received by the Trust in a given calendar year will generally reflect the proceeds from natural gas produced and sold for the twelve-month period ended October 31st in that calendar year. Royalty income received by the Trust in the third quarter of 2004 generally reflects the proceeds associated with actual oil and gas production for the period of May, June and July 2004.

Reserve Disclosure

As of January 1, 2004, independent petroleum engineers estimated the net proved reserves attributable to the royalty interest. In accordance with Statement of Financial Standards No. 69, “Disclosures About Oil and Gas Producing Activities”, estimates of future net revenues from proved reserves have been prepared using year-end contractual gas prices and related costs. Numerous uncertainties are inherent in estimating volumes and the value of proved reserves and in projecting future production rates and the timing of development of non-producing reserves. Such reserve estimates are subject to change as additional information becomes available. The reserves actually recovered and the timing of production may be substantially different from the reserves estimates.

Contingencies

Contingencies related to the Underlying Properties that are unfavorably resolved would generally be reflected by the Trust as reductions to future royalty income payments to the Trust with corresponding reductions to cash distributions to Unitholders. The Trustee is aware of no such items as of September 30, 2004.

Use of Estimates

The preparation of financial statements in conformity with the basis of accounting described above requires management to make estimates and assumptions that effect the reported amounts of certain assets, liabilities, revenues and expenses as of and for the reporting period. Actual results may differ from such estimates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the Trust’s market risk, as disclosed in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

Item 4. Controls and Procedures

As of the end of the period covered by this report, the Trustee carried out an evaluation of the effectiveness of the design and operation of the Trust’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 and 15d-15. Based upon that evaluation, the Trustee concluded that the Trust’s disclosure control and procedures are effective in timely alerting the Trustee to material information relating to the Trust required to be included in the Trust’s periodic filings with the Securities and Exchange Commission. In its evaluation of disclosure controls and procedures, the Trustee has relied, to the extent considered reasonable, on information provided by Burlington Resources Oil & Gas Company, the owner of the Waddell Ranch properties, and Riverhill Energy Corporation, the owner of the Texas Royalty properties. There has not been any change in the Trust’s internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting.

PART II — OTHER INFORMATION

Items 1 through 5.

Not applicable.

Item 6. Exhibits

4.1	Permian Basin Royalty Trust Indenture dated November 3, 1980, between Southland Royalty Company (now Burlington Resources Oil & Gas Company) and The First National Bank of Fort Worth (now Bank of America, N.A.), as Trustee, heretofore filed as Exhibit (4)(a) to the Trust’s Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980 is incorporated herein by reference.

4.2	Net Overriding Royalty Conveyance (Permian Basin Royalty Trust) from Southland Royalty Company (now Burlington Resources Oil & Gas Company) to The First National Bank of Fort Worth (now Bank of America, N.A.), as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit (4)(b) to the Trust’s Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980 is incorporated herein by reference.

4.3	Net Overriding Royalty Conveyance (Permian Basin Royalty Trust — Waddell Ranch) from Southland Royalty Company (now Burlington Resources Oil & Gas Company) to The First National Bank of Fort Worth (now Bank of America, N.A.), as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit (4)(c) to the Trust’s Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980 is incorporated herein by reference.

10.1	Registration Rights Agreement dated as of July 21, 2004 by and between Burlington Resources, Inc. and Bank of America, N.A., as trustee of Permian Basin Royalty Trust, heretofore filed as Exhibit 10.1 to the Trust’s Quarterly Report on Form 10-Q to the Securities and Exchange Commission for the quarterly period ended June 30, 2004 is incorporated herein by reference.

31.1	Certification by Ron E. Hooper, Senior Vice President and Trust Administrator of Bank of America, Trustee of Permian Basin Royalty Trust, dated November 9, 2004 and submitted pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate by Bank of America, Trustee of Permian Basin Royalty Trust, dated November 9, 2004 and submitted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

BANK OF AMERICA, N.A.,
TRUSTEE FOR THE
PERMIAN BASIN ROYALTY TRUST

	By:	/s/ RON E. HOOPER

Ron E. Hooper,
Senior Vice President and Trust Administrator
Bank of America, N.A.

Date: November 9, 2004

(The Trust has no directors or executive officers.)

INDEX TO EXHIBITS

Exhibit
Number	Exhibit
4.1	Permian Basin Royalty Trust Indenture dated November 3, 1980, between Southland Royalty Company (now Burlington Resources Oil & Gas Company) and The First National Bank of Fort Worth (now Bank of America, N.A.), as Trustee, heretofore filed as Exhibit (4)(a) to the Trust’s Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980 is incorporated herein by reference.*

4.2	Net Overriding Royalty Conveyance (Permian Basin Royalty Trust) from Southland Royalty Company (now Burlington Resources Oil & Gas Company) to The First National Bank of Fort Worth (now Bank of America, N.A.), as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit (4)(b) to the Trust’s Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980 is incorporated herein by reference.*

4.3	Net Overriding Royalty Conveyance (Permian Basin Royalty Trust — Waddell Ranch) from Southland Royalty Company (now Burlington Resources Oil & Gas Company) to The First National Bank of Fort Worth (now Bank of America, N.A.), as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit (4)(c) to the Trust’s Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980 is incorporated herein by reference.*

10.1	Registration Rights Agreement dated as of July 21, 2004 by and between Burlington Resources, Inc. and Bank of America, N.A., as trustee of Permian Basin Royalty Trust, heretofore filed as Exhibit 10.1 to the Trust’s Quarterly Report on Form 10-Q to the Securities and Exchange Commission for the quarterly period ended June 30, 2004 is incorporated herein by reference.

31.1	Certification by Ron E. Hooper, Senior Vice President and Trust Administrator of Bank of America, Trustee of Permian Basin Royalty Trust, dated November 9, 2004 and submitted pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate by Bank of America, Trustee of Permian Basin Royalty Trust, dated November 9, 2004 and submitted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

*	A copy of this Exhibit is available to any Unit holder, at the actual cost of reproduction, upon written request to the Trustee, Bank of America, N.A., 901 Main Street, Dallas, Texas 75202.