Form 10-K
period 2004-12-31
PERMIAN BASIN ROYALTY TRUST
filed 2005-03-16
CIK 319654

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-8033

PERMIAN BASIN ROYALTY TRUST

(Exact Name of Registrant as Specified in the Permian Basin Royalty Trust Indenture)

Texas	75-6280532
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑  No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

     Indicate by check mark whether the registrant is an accelerated filed (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes  ☑  No ☐

     The aggregate market value of the registrant’s units of beneficial interest outstanding (based on the closing sale price on the New York Stock Exchange) held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $172,611,669.

     At March 1, 2005, there were 46,608,796 Units of Beneficial Interest of the Trust outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

     “Units of Beneficial Interest” at page 1; “Trustee’s Discussion and Analysis for the Three-Year Period Ended December 31, 2003” at pages 6 through 12; “Results of the 4th Quarters of 2003 and 2002” at page 7; and “Statements of Assets, Liabilities and Trust Corpus,” “Statements of Distributable Income,” “Statements of Changes in Trust Corpus,” “Notes to Financial Statements” and “Independent Auditors’ Report” at page 9 et seq., in registrant’s Annual Report to security holders for fiscal year ended December 31, 2003 are incorporated herein by reference for Item 5, Item 7 and Item 8 of Part II of this Report.

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

     In 1985, Southland Royalty became a wholly-owned subsidiary of Burlington Northern Inc. (“BNI”). In 1988, BNI transferred its natural resource operations to Burlington Resources Inc. (“BRI”) as a result of which Southland Royalty became a wholly-owned indirect subsidiary of BRI. As a result of this transfer, Meridian Oil Inc. (“MOI”), which was the parent company of Southland Royalty, became a wholly owned direct subsidiary of BRI. In 1996, Southland Royalty was merged with and into MOI. As a result of this merger, the separate corporate existence of Southland Royalty ceased and MOI survived and succeeded to the ownership of all of the assets of Southland Royalty and assumed all of its rights, powers, privileges, liabilities and obligations. In 1996, MOI changed its name to Burlington Resources Oil & Gas Company, now Burlington Oil & Gas Company LP (“BROG”).

     The term “net proceeds” is used in the above described conveyance and means the excess of “gross proceeds” received by BROG during a particular period over “production costs” for such period. “Gross proceeds” means the amount received by BROG (or any subsequent owner of the Underlying Properties) from the sale of the production attributable to the Underlying Properties, subject to certain adjustments. “Production costs” means, generally, costs incurred on an accrual basis in operating the Underlying Properties, including both capital and non-capital costs; for example, development drilling, production and processing costs, applicable taxes, and operating charges. If production costs exceed gross proceeds in any month, the excess is recovered out of future gross proceeds prior to the making of further payment to the Trust, but the Trust is not liable for any production costs or liabilities attributable to these properties and interests or the minerals produced therefrom. If at any time the Trust receives more than the amount due from the Royalties, it shall not be obligated to return such overpayment, but the amounts payable to it for any subsequent period shall be reduced by such overpaid amount, plus interest, at a rate specified in the conveyance.

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

Item 2. Properties

     The net overriding royalties conveyed to the Trust (the “Royalties”) include: (1) a 75% net overriding royalty carved out of Southland Royalty’s fee mineral interests in the Waddell Ranch in Crane County, Texas (the “Waddell Ranch properties”); and (2) a 95% net overriding royalty carved out of Southland Royalty’s major producing royalty interests in Texas (the “Texas Royalty properties”). The net overriding royalty for the Texas Royalty properties is subject to the provisions of the lease agreements under which such royalties were created. References below to “net” wells and acres are to the interests of BROG (from which the Royalties were carved) in the “gross” wells and acres.

     The following information under this Item 2 is based upon data and information, including audited computation statements, furnished to the Trustee by BROG and Riverhill.

PRODUCING ACREAGE, WELLS AND DRILLING

     Waddell Ranch Properties. The Waddell Ranch properties consist of 76,922 gross (33,246 net) producing acres. A majority of the proved reserves are attributable to six fields: Dune, Sand Hills (Judkins), Sand Hills (McKnight), Sand Hills (Tubb), University-Waddell (Devonian) and Waddell. At December 31, 2004, the Waddell Ranch properties contained 776 gross (345 net) productive oil wells, 197 gross (93 net) productive gas wells and 318 gross (138 net) injection wells.

     BROG is operator of record of the Waddell Ranch properties. All field, technical and accounting operations have been contracted by an agreement between the working interest owners and Schlumberger Integrated Project Management (IPM) but remain under the direction of BROG.

     The Waddell Ranch properties are mature producing properties, and all of the major oil fields are currently being waterflooded for the purpose of facilitating enhanced recovery. Proved reserves and estimated future net revenues attributable to the properties are included in the reserve reports summarized below. BROG does not own the full working interest in any of the tracts constituting the Waddell Ranch properties and, therefore, implementation of any development programs will require approvals of other working interest holders as well as BROG. In addition, implementation of any development programs will be dependent upon oil and gas prices currently being received and anticipated to be received in the future. There were 4 gross (2 net) wells drilled and completed on the Waddell Ranch properties during 2004. At December 31, 2004 there were no wells in progress on the Waddell Ranch properties. There were 2 gross (.88 net) wells drilled and completed on the Waddell Ranch properties during 2003. At December 31, 2003 there were no wells in progress on the Waddell Ranch properties. During 2002 there were 4 gross (1.75 net) wells drilled and completed on the Waddell Ranch properties. At December 31, 2002 there were no wells in progress on the Waddell Ranch properties.

     BROG has advised the Trustee that the total amount of capital expenditures for 2004 with regard to the Waddell Ranch properties totaled $13.2 million. Capital expenditures include the cost of remedial and maintenance activities. This amount spent is approximately $.061 million less than the budgeted amount projected by BROG for 2004. BROG has advised the Trustee that the capital expenditures budget for 2005 totals approximately $14.3 million, of which approximately $3.5 million (gross) is attributable to the 2005 drilling program, and $9.7 million (gross) to workovers and recompletions. Accordingly, there is a minor 8% increase in capital expenditures for 2005 as compared with the 2004 capital expenditures.

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

     The Trustee has been advised as of May 1, 2000, the accounting operations, pertaining to the Texas Royalty properties, were being transferred from STC to Riverhill Energy. STC currently conducts all field, technical and accounting operations, on behalf of BROG, with regard to the Waddell Ranch properties. STC currently provides summary reporting of monthly results for both the Texas Royalty properties and the Waddell Ranch properties.

     Well Count and Acreage Summary. The following table shows as of December 31, 2004, the gross and net producing wells and acres for the BROG and Riverhill interests. The net wells and acres are determined by multiplying the gross wells or acres by the BROG and Riverhill interests Owner’s working interest in the wells or acres. There is very little undeveloped acreage held by the Trust, and all this is held by production.

	NUMBER OF WELLS		ACRES
	Gross	Net	Gross	Net
BROG and Riverhill Interests	1,291	576	76,922	33,246

OIL AND GAS PRODUCTION

     The Trust recognizes production during the month in which the related distribution is received. Production of oil and gas attributable to the Royalties and the Underlying Properties and the related average sales prices attributable to the Underlying Properties for the three years ended December 31, 2004, excluding portions attributable to the adjustments discussed below, were as follows:

	Waddell Ranch			Texas Royalty
	Properties			Properties			Total
	2004	2003	2002	2004	2003	2002	2004	2003	2002
Royalties:
Production
Oil (barrels)	471,441	395,226	426,719	307,611	304,176	301,594	779,052	699,402	728,313
Gas (Mcf)	2,642,599	2,510,904	2,440,678	602,518	650,017	751,497	3,245,117	3,160,921	3,192,175
Underlying Properties:
Production
Oil (barrels)	873,466	858,225	922,766	349,113	342,619	350,157	1,222,579	1,200,844	1,272,923
Gas (Mcf)	5,291,295	5,509,899	5,310,364	684,572	734,057	878,651	5,975,867	6,243,956	6,189,015
Average Price
Oil/barrel	$37.13	$28.25	$22.44	$34.89	$27.70	$22.12	$36.25	$27.97	$22.31
Gas/Mcf	$5.47	$4.61	$2.80	$5.79	$4.92	$2.55	$5.53	$4.69	$2.74

     Since the oil and gas sales attributable to the Royalties are based on an allocation formula that is dependent on such factors as price and cost (including capital expenditures), production amounts do not necessarily provide a meaningful comparison.

     Waddell Ranch properties lease operating expense for 2004 was $21.9 million (gross) and $9.4 million (net). The lease operating expense decreased 2% from 2003 to 2004 primarily because of a decrease in electrical consumption and a reduction of IPM management fee. Waddell Ranch lifting cost on a barrel of oil equivalent (BOE) basis was $5.32/bbl. The lifting cost on a barrel of total fluid produced (BTF) basis was $.44/bbl.

PRICING INFORMATION

     Reference is made to the caption entitled “Regulation” for information as to federal regulation of prices of natural gas. The following paragraphs provide information regarding sales of oil and gas from the Waddell Ranch properties. As a royalty owner, Riverhill is furnished detailed information regarding sales of oil and gas from the Texas Royalty properties.

     Oil. The Trustee has been advised by BROG that for the period August 1, 1993 through November 1, 2005, the oil from the Waddell Ranch properties was and will be sold under a competitive bid to independent third parties.

     Gas. The gas produced from the Waddell Ranch properties is processed through a natural gas processing plant and sold at the tailgate of the plant. Plant products are marketed by Burlington Resources Trading Inc., an indirect subsidiary of BRI. The processor of the gas (Warren Petroleum Company, L.P.) receives 15% of the liquids and residue gas as a fee for gathering, compression, treating and processing the gas.

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

     The independent petroleum engineers’ reports as to the proved oil and gas reserves attributable to the Royalties conveyed to the Trust were obtained from Cawley, Gillespie & Associates, Inc. The following table presents a reconciliation of proved reserve quantities from January 1, 2002 through December 31, 2004 (in thousands):

	Waddell Ranch		Texas Royalty
	Properties		Properties		Total
	Oil	Gas	Oil	Gas	Oil	Gas
	(Bbls)	(Mcf)	(Bbls)	(Mcf)	(Bbls)	(Mcf)
January 1, 2002	3,774	20,122	3,603	5,795	7,377	25,917
Extensions, discoveries, and other additions	0	0	0	0	0	0
Revisions of previous estimates	700	5,259	138	521	837	5,780
Production	(427)	(2,441)	(302)	(751)	(728)	(3,192)

December 31, 2002	4,047	22,940	3,439	5,565	7,486	28,505
Extensions, discoveries, and other additions	0	0	0	0	0	0
Revisions of previous estimates	(121)	1,393	241	510	120	1,903
Production	(395)	(2,511)	(304)	(650)	(699)	(3,161)

December 31, 2003	3,531	21,822	3,376	5,425	6,907	27,247
Extensions, discoveries, and other additions	0	0	0	0	0	0
Revisions of previous estimates	546	2,692	434	1,091	980	3,673
Production	(471)	(2,643)	(308)	(602)	(779)	(3,245)

December 31, 2004	3,606	21,871	3,502	5,914	7,108	27,985

     Estimated quantities of proved developed reserves of crude oil and natural gas as of December 31, 2004, 2003 and 2002 were as follows (in thousands):

	Crude Oil	Natural Gas
	(Bbls)	(Mcf)
December 31, 2004	6,988	27,545
December 31, 2003	6,470	26,475
December 31, 2002	6,851	26,927

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

The 2004, 2003 and 2002 change in the standardized measure of discounted future net cash revenues related to future royalty income from proved reserves attributable to the Royalties discounted at 10% is as follows (in thousands):

	Waddell Ranch			Texas Royalty
	Properties			Properties			Total
	2004	2003	2002	2004	2003	2002	2004	2003	2002
January 1	$117,755	$117,234	$59,283	$57,796	$55,972	$34,519	$175,551	$173,206	$93,802
Extensions, discoveries, and other additions	0	0	0	0	0	0	0	0	0

Accretion of discount	11,776	11,723	5,928	5,780	5,597	3,452	17,556	17,320	9,380
Revisions of previous estimates and other	57,820	10,318	67,650	31,283	7,303	26,205	89,103	17,621	93,855
Royalty income	(31,337)	(21,520)	(15,627)	(13,680)	(11,076)	(8,204)	(45,017)	(32,596)	(23,831)

December 31	$156,014	$117,755	$117,234	$81,179	$57,796	$55,972	$237,193	$175,551	$173,206

Oil and gas prices of $37.90 and $39.07 per barrel and $6.22 and $6.61 per Mcf were used to determine the estimated future net revenues from the Waddell Ranch properties and the Texas Royalty properties, respectively, at December 31, 2004. The upward revisions of both reserves and discounted future net cash flows for the Waddell Ranch properties and the Texas Royalty properties are primarily due to increase in oil and gas prices from 2003 to 2004.

Oil and gas prices of $30.70 and $29.91 per barrel and $4.76 and $4.71 per Mcf were used to determine the estimated future net revenues from the Waddell Ranch properties and the Texas Royalty properties, respectively, at December 31, 2003. The upward revisions of both reserves and discounted future net cash flows for the Waddell Ranch properties and the Texas Royalty properties were mostly due to increase in oil and gas prices from 2002 to 2003.

Oil and gas prices of $31.88 and $28.95 per barrel and $3.80 and $3.79 per Mcf, respectively, were used to determine the estimated future net revenues from the Waddell Ranch properties and the Texas Royalty properties, respectively, at December 31, 2002. The upward revisions of both reserves and discounted future net cash flows for the Waddell Ranch properties and the Texas Royalty properties were primarily due to increases in oil and gas prices from 2001 to 2002.

The following presents estimated future net revenue and the present value of estimated future net revenue attributable to the Royalties, for each of the years ended December 31, 2004, 2003 and 2002 (in thousands except amounts per Unit):

	2004		2003		2002
	Estimated	Present	Estimated	Present	Estimated	Present
	Future Net	Value at	Future Net	Value at	Future Net	Value at
	Revenue	10%	Revenue	10%	Revenue	10%
Total Proved
Waddell Ranch properties	$257,563	$156,014	$200,297	$117,755	$204,776	$117,234
Texas Royalty properties	$167,402	$81,179	120,410	57,796	114,777	55,972

Total	$424,965	$237,193	$320,707	$175,551	$319,553	$173,206

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

Detailed information concerning the number of wells on royalty properties is not generally available to the owner of royalty interests. Consequently, the Registrant does not have information that would be disclosed by a company with oil and gas operations, such as an accurate account of the number of wells located on the above royalty properties, the number of exploratory or development wells drilled on the above royalty properties during the periods presented by this report, or the number of wells in process or other present activities on the above royalty properties, and the Registrant cannot readily obtain such information.

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

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of Unit holders, through the solicitation of proxies or otherwise, during the fourth quarter ended December 31, 2004.

PART II

Item 5. Market for Units of the Trust, Related Security Holder Matters and Trust Purchases of Units

The information under “Units of Beneficial Interest” at page 1 of the Trust’s Annual Report to security holders for the year ended December 31, 2004, is herein incorporated by reference.

The Trust has no equity compensation plans and has not repurchased any units during the period covered by this report.

Item 6. Selected Financial Data

	For the Year Ended December 31,
	2004	2003	2002	2001	2000
Royalty income	$45,016,670	$32,596,078	$23,830,604	$39,816,141	$35,835,746
Distributable income	44,546,743	32,113,125	23,415,406	39,473,395	35,545,141
Distributable income per Unit	.955758	0.688993	0.502382	0.846908	0.762627
Distributions per Unit	.955758	0.688993	0.502382	0.846908	0.762627
Total assets, December 31	$7,224,412	$4,865,569	$4,543,780	$4,213,606	$5,651,376

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

     The “Trustee’s Discussion and Analysis for the Three Year Period Ended December 31, 2004” and “Results of the 4th Quarters of 2004 and 2003” at pages 7 et seq. of the Trust’s Annual Report to security holders for the year ended December 31, 2004 is herein incorporated by reference.

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

Item 8. Financial Statements and Supplementary Data

     The Financial Statements of the Trust and the notes thereto at page 12 et seq. of the Trust’s Annual Report to security holders for the year ended December 31, 2004, are herein incorporated by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     There have been no changes in accountants and no disagreements with accountants on any matter of accounting principles or practices or financial statement disclosures during the twenty-four months ended December 31, 2004.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

     As of the end of the period covered by this report, the Trustee carried out an evaluation of the effectiveness of the design and operation of the Trust’s disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 promulgated under the Securities and Exchange Act of 1934, as amended. Based upon that evaluation, the Trustee concluded that the Trust’s disclosure controls and procedures are effective in timely alerting the Trustee to material information relating to the Trust required to be included in the Trust’s periodic filings with the Securities and Exchange Commission. In its evaluation of disclosure controls and procedures, the trustee has relied, to the extent considered reasonable, on information provided by Burlington Resources Oil & Gas Company, the owner of the Waddell Ranch properties, and Riverhill Energy Corporation, the owner of the Texas Royalty properties.

Trustee’s Report on Internal Control Over Financial Reporting

     As permitted by the Order Under Section 36 of the Securities Exchange Act of 1934 Granting an Exemption from Specified Provisions of Exchange Act Rules 13a-1 and 15d-1 issued by the SEC on November 30, 2004, the Trustee will file the Trustee’s Report on Internal Control Over Financial Reporting and the related Attestation Report of Deloitte & Touche LLP, an independent registered public accounting firm, by April 30, 2005 through an amendment to this annual report on Form 10-K.

There has not been any change in the Trust’s internal control over financial reporting during the fourth quarter of 2004 that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting.

Item 9B. Other Information.

None.

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

     The Trust has no directors or officers and based solely on its review of the reports received by it, the Trust believes that during the fiscal year of 2004, no person who was a beneficial owner of more than ten percent the Trust’s Units failed to file on a timely basis any report required by Section 16(a).

CODE OF ETHICS

     Because the Trust has no employees, it does not have a code of ethics. Employees of the Trustee, Bank of America, N.A., must comply with the bank’s code of ethics, a copy of which will be provided to Unit holders, without charge, upon request made to Bank of America, N.A., Trustee, P.O. Box 830650, Dallas, Texas 75202, Attention: Ron Hooper.

Item 11. Executive Compensation

     During the years ended December 31, 2004, 2003 and 2002, the Trustee received total remuneration as follows:

Name of Individual or Number	Cash
of Persons in Group	Compensation		Year
Bank of America, N.A	$46,693	(1)	2004
	$41,608	(1)	2003
	$45,062	(1)	2002

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

     (a) Security Ownership of Certain Beneficial Owners. The following table sets forth as of March 1, 2005, information with respect to each person known to own beneficially more than 5% of the outstanding Units of the Trust:

	Amount and Nature of
Name and Address	Beneficial Ownership	Percent of Class
Burlington Resources Oil & Gas Company LP(1) 717 Texas Avenue, Suite 2100 Houston, Texas 77002	27,577,741 Units	59.17%

(1)	This information was provided to the Securities and Exchange Commission and to the Trust in a Form 4 dated January 6, 1994, filed with the Securities and Exchange Commission by Southland Royalty, a wholly-owned subsidiary of BRI, and in Amendment 5 to Schedule 13D and Schedule 13E-3 dated December 28, 1993, filed with the Securities and Exchange Commission by Southland Royalty and BRI. Such Units were reported to be owned directly by Southland Royalty, now BROG.

The Form 4 filed by Southland Royalty and the Schedule 13D and Schedule 13E-3 filed by Southland Royalty and BRI with the Securities and Exchange Commission may be reviewed for more detailed information concerning the matters summarized herein.

     (b) Security Ownership of Management. The Trustee does not beneficially own any securities of the Trust. In various fiduciary capacities, Bank of America, N.A. owned as of March 1, 2005, an aggregate of 220,668 Units with no right to vote all of these Units, shared right to vote none of these Units and sole right to vote none of these Units. Bank of America, N.A., disclaims any beneficial interests in these Units. The number of Units reflected in this paragraph includes Units held by all branches of Bank of America, N.A.

     (c) Change In Control. The Trustee knows of no arrangements which may subsequently result in a change in control of the Trust.

Item 13. Certain Relationships and Related Transactions

     The Trust has no directors or executive officers. See Item 11 for the remuneration received by the Trustee during the years ended December 31, 2004, 2003 and 2002 and Item 12(b) for information concerning Units owned by Bank of America, N.A. in various fiduciary capacities.

Item 14. Principal Accounting Fees and Services. Fees for services performed by Deloitte & Touche LLP for the years ended December 31, 2004 and 2003 are:

	2004	2003
Audit Fees	$65,000	$57,000

Audit-related fees	—	—

Tax fees	—	—

All other fees	—	—

Total	$65,000	$57,000

     As referenced in Item 10 above, the Trust has no audit committee, and as a result, has no audit committee pre-approval policy with respect to fees paid to Deloitte & Touche LLP.

PART IV

Item 15. Exhibits, Financial Statement Schedules

     The following documents are filed as a part of this Report:

1. Financial Statements

     Included in Part II of this Report by reference to the Annual Report of the Trust for the year ended December 31, 2004:

Report of Independent Registered Public Accounting Firm

Statements of Assets, Liabilities and Trust Corpus at December 31, 2004 and 2003

Statements of Distributable Income for Each of the Three Years in the Period Ended December 31, 2004

Statements of Changes in Trust Corpus for Each of the Three Years in the Period Ended December 31, 2004

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

Exhibit
Number		Exhibit
(10)	—
Registration Rights Agreement dated as of July 21, 2004 by and between Burlington Resources, Inc. and Bank of America, N.A., as trustee of Permian Basin Royalty Trust, heretofore filed as Exhibit 10.1 to the Trust’s Quarterly Report on Form 10-Q to the Securities and Exchange Commission for the quarterly period ended June 30, 2004 is incorporated herein by reference.*

(13)	—	Registrant’s Annual Report to security holders for fiscal year ended December 31, 2004.**

(23)	—	Consent of Cawley, Gillespie & Associates, Inc., reservoir engineer.**

(31.1)	—	Certification required by Rule 13a-14(a)/15d-14(a).**

(32.1)	—	Certification required by Rule 13a-14(b)/15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002.**

*	A copy of this Exhibit is available to any Unit holder, at the actual cost of reproduction, upon written request to the Trustee, Bank of America, N.A., P.O. Box 830650, Dallas, Texas 75283-0650.

**	Filed herewith.

SIGNATURE

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

PERMIAN BASIN ROYALTY TRUST
By:	BANK OF AMERICA, N.A., Trustee

By:	/s/ Ron E. Hooper
Ron E. Hooper
Senior Vice President

Date: March 16, 2005

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

(10)	—
Registration Rights Agreement dated as of July 21, 2004 by and between Burlington Resources, Inc. and Bank of America, N.A., as trustee of Permian Basin Royalty Trust, heretofore filed as Exhibit 10.1 to the Trust’s Quarterly Report on Form 10-Q to the Securities and Exchange Commission for the quarterly period ended June 30, 2004 is incorporated herein by reference.*

(13)	—	Registrant’s Annual Report to security holders for fiscal year ended December 31, 2004.**

(23)	—	Consent of Cawley, Gillespie & Associates, Inc., reservoir engineer.**

(31.1)	—	Certification required by Rule 13a-14(a)/15d-14(a).**

(32.1)	—	Certification required by Rule 13a-14(b)/15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002.**

*	A copy of this Exhibit is available to any Unit holder, at the actual cost of reproduction, upon written request to the Trustee, Bank of America, N.A., P.O. Box 830650, Dallas, Texas 75283-0650.

**	Filed herewith.