Form 10-Q
period 2005-03-31
PERMIAN BASIN ROYALTY TRUST
filed 2005-05-06
CIK 319654

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarterly Period ended March 31, 2005

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

     Number of Units of beneficial interest of the Trust outstanding at May 2, 2005: 46,608,796.

PERMIAN BASIN ROYALTY TRUST

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The condensed financial statements included herein have been prepared by Bank of America, N.A. as Trustee for the Permian Basin Royalty Trust, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Trust’s latest annual report on Form 10-K. In the opinion of the Trustee, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the assets, liabilities and trust corpus of the Permian Basin Royalty Trust at March 31, 2005, and the distributable income and changes in trust corpus for the three-month periods ended March 31, 2005 and 2004 have been included. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

Deloitte & Touche LLP, an independent registered public accounting firm, has made a limited review of the condensed financial statements as of March 31, 2005 and for the three-month periods ended March 31, 2005 and 2004 as stated in their report included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Unit Holders of Permian Basin Royalty Trust and
Bank of America, N.A., Trustee

We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of Permian Basin Royalty Trust as of March 31, 2005, and the related condensed statements of distributable income for the three-month periods ended March 31, 2005 and 2004 and changes in trust corpus for the three-month periods ended March 31, 2005 and 2004. These condensed financial statements are the responsibility of the Trustee.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statement of assets, liabilities and trust corpus of Permian Basin Royalty Trust as of December 31, 2004, and the related statements of distributable income and changes in trust corpus for the year then ended (not presented herein); and in our report dated March 14, 2005, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed statement of assets, liabilities and trust corpus as of December 31, 2004, is fairly stated, in all material respects, in relation to the statement of assets, liabilities and trust corpus from which it has been derived.

/s/ Deloitte & Touche LLP

Dallas, Texas
May 5, 2005

PERMIAN BASIN ROYALTY TRUST

CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	March 31,
	2005	December 31,
	(Unaudited)	2004
ASSETS

Cash and short-term investments	$4,001,861	$5,429,145

Net overriding royalty interests in producing oil and gas properties (net of accumulated amortization of $9,229,239, and $9,179,949 at March 31, 2005 and December 31, 2004, respectively)	1,745,977	1,795,267

TOTAL ASSETS	$5,747,838	$7,224,412

LIABILITIES AND TRUST CORPUS

Distribution payable to Unit holders	$4,001,861	$5,429,145

Commitments and contingencies Trust corpus - 46,608,796 Units of beneficial interest authorized and outstanding	1,745,977	1,795,267

TOTAL LIABILITIES AND TRUST CORPUS	$5,747,838	$7,224,412

The accompanying notes to condensed financial statements are an integral part of these statements.

PERMIAN BASIN ROYALTY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

	THREE MONTHS ENDED	THREE MONTHS ENDED
	March 31, 2005	March 31, 2004
Royalty income	$13,531,071	$9,206,674
Interest income	11,475	3,498

	$13,542,546	$9,210,172

General and administrative expenditures	(298,693)	(184,025)

Distributable income	$13,243,853	$9,026,147

Distributable income per Unit (46,608,796 Units)	$.28	$.19

The accompanying notes to condensed financial statements are an integral part of these statements.

PERMIAN BASIN ROYALTY TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

	THREE MONTHS ENDED	THREE MONTHS ENDED
	March 31, 2005	March 31, 2004
Trust corpus, beginning of period	$1,795,267	$1,991,594

Amortization of net overriding royalty interests	(49,290)	(44,286)
Distributable income	13,243,853	9,026,147
Distributions declared	(13,243,853)	(9,026,147)

Total Trust Corpus, end of period	$1,745,977	$1,947,308

Distributions per Unit	$.28	$.19

The accompanying notes to condensed financial statements are an integral part of these statements.

PERMIAN BASIN ROYALTY TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1.	BASIS OF ACCOUNTING

The Permian Basin Royalty Trust (“Trust”) was established as of November 1, 1980. The net overriding royalties conveyed to the Trust include: (1) a 75% net overriding royalty carved out of Southland Royalty Company’s fee mineral interests in the Waddell Ranch in Crane County, Texas (the “Waddell Ranch properties”); and (2) a 95% net overriding royalty carved out of Southland Royalty Company’s major producing royalty interests in Texas (the “Texas Royalty properties”). The net overriding royalty for the Texas Royalty properties is subject to the provisions of the lease agreements under which such royalties were created. The financial statements of the Trust are prepared on the following basis:

•	Royalty income recorded for a month is the amount computed and paid to Bank of America, N.A. (“Trustee”) as Trustee for the Trust by the interest owners: Burlington Resources Oil & Gas Company LP (“BROG”) for the Waddell Ranch properties and Riverhill Energy Corporation (“Riverhill Energy”), formerly a wholly owned subsidiary of Riverhill Capital Corporation (“Riverhill Capital”) and formerly an affiliate of Coastal Management Corporation (“CMC”), for the Texas Royalty properties. Schlumberger Technology Corporation (“STC”) currently conducts all field, technical and accounting operations on behalf of BROG with regard to the Waddell Ranch properties. Riverhill Energy currently conducts the accounting operations for the Texas Royalty properties. Royalty income consists of the amounts received by the owners of the interest burdened by the net overriding royalty interests (“Royalties”) from the sale of production less accrued production costs, development and drilling costs, applicable taxes, operating charges, and other costs and deductions multiplied by 75% in the case of the Waddell Ranch properties and 95% in the case of the Texas Royalty properties.

As was previously reported, in February 1997, BROG sold its interest in the Texas Royalty properties to Riverhill Energy.

The Trustee has been advised that in the first quarter of 1998, STC acquired all of the shares of stock of Riverhill Capital. Prior to such acquisition by STC, CMC and Riverhill Energy were wholly-owned subsidiaries of Riverhill Capital. The Trustee has further been advised that in connection with STC’s acquisition of Riverhill Capital, the shareholders of Riverhill Capital acquired ownership of all of the shares of stock of Riverhill Energy. Thus, the ownership in the Texas Royalty properties referenced above remained in Riverhill Energy, the stock ownership of which was acquired by the former shareholders of Riverhill Capital.

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

The financial statements of the Trust differ from financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) because revenues are not accrued in the month of production and certain cash reserves may be established for contingencies which would not be accrued in financial statements prepared in accordance with GAAP. In addition, amortization of the Royalties calculated on a unit-of-production basis is charged directly to trust corpus. This comprehensive basis of accounting other than GAAP corresponds to the accounting permitted for royalty trusts by the U.S. Securities and Exchange Commission as specified by Staff Accounting Bulletin Topic 12:E, Financial Statements of Royalty Trusts.

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

Subsequent to March 31, 2005, the Trust declared a distribution on April 19, 2005 of $.073306 payable on May 13, 2005, to Unit holders of record on April 29, 2005.

Item 2. Trustee’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Information

Certain information included in this report contains, and other materials filed or to be filed by the Trust with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Trust) may contain or include, forward looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Section 27A of the Securities Act of 1933, as amended. Such forward looking statements may be or may concern, among other things, capital expenditures, drilling activity, development activities, production efforts and volumes, hydrocarbon prices and the results thereof, and regulatory matters. Although the Trustee believes that the expectations reflected in such forward-looking statements are reasonable, such expectations are subject to numerous risks and uncertainties and the Trustee can give no assurance that they will prove correct. There are many factors, none of which is within the Trustee’s control, that may cause such expectations not to be realized, including, among other things, factors such as actual oil and gas prices and the recoverability of reserves, capital expenditures, general economic conditions, actions and policies of petroleum-producing nations and other changes in the domestic and international energy markets. Such forward looking statements generally are accompanied by words such as “estimate,” “expect,” “predict,” “anticipate,” “goal,” “should,” “assume,” “believe,” or other words that convey the uncertainty of future events or outcomes.

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

For the quarter ended March 31, 2005, royalty income received by the Trust amounted to $13,531,071 compared to royalty income of $9,206,674 during the first quarter of 2004. The increase in royalty income is primarily attributable to significant increases in both oil and gas prices.

Interest income for the quarter ended March 31, 2005, was $11,475 compared to $3,498 during the first quarter of 2004. The increase in interest income is primarily attributable to higher interest rates and more funds available for investment. General and administrative expenses during the first quarter of 2005 amounted to $298,693 compared to $184,025 during the first quarter of 2004. The increase in general and administrative expenses can be primarily attributed to the implementation of Sarbanes Oxley 404 compliance.

These transactions resulted in distributable income for the quarter ended March 31, 2005 of $13,243,853 or $.28 per Unit of beneficial interest. Distributions of $.103011, $.095277 and $.085860 per Unit were made to Unit holders of record as of January 31, 2005, February 28, 2005 and March 31, 2005, respectively. For the first quarter of 2004, distributable income was $9,026,147, or $.19 per Unit of beneficial interest.

Royalty income for the Trust for the first quarter of the calendar year is associated with actual oil and gas production for the period of November and December 2004 and January 2005 from the properties from which the Trust’s net overriding royalty interests (“Royalties”) were carved. Oil and gas sales attributable to the Royalties and the properties from which the Royalties were carved are as follows:

	First Quarter
	2005	2004
Oil and Gas Sales Attributable to the Royalties:
Oil sales (Bbls)	208,024	182,702
Gas sales (Mcf)	913,669	881,167

Oil and Gas Sales Attributable to the Properties From Which the Royalties Were Carved:
Oil:
Total oil sales (Bbls)	308,892	281,964
Average per day (Bbls)	3,358	3,065
Average price per Bbl	$40.17	$29.66

Gas:
Total gas sales (Mcf)	1,501,946	1,483,568
Average per day (Mcf)	16,326	16,126
Average price per Mcf	$6.36	$4.86

The posted price of oil increased to an average price of $40.17 per Bbl in the first quarter of 2005, compared to $29.66 per Bbl in the first quarter of 2004. The Trustee has been advised by BROG that for the period August 1, 1993, through March 31, 2005, the oil from the Waddell Ranch properties was being sold under a competitive bid to a third party. The average price of gas increased from $4.86 per Mcf in the first quarter of 2004 to $6.36 per Mcf in the first quarter of 2005. This increase is primarily attributable to a significant increase in gas prices earlier in the year of 2005.

Since the oil and gas sales attributable to the Royalties are based on an allocation formula that is dependent on such factors as price and cost (including capital expenditures), the production amounts in the Royalties section of the above table do not provide a meaningful comparison. Oil and gas sales volumes from the Underlying Properties (as defined in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2004) increased for the applicable period in 2005 compared to 2004.

Capital expenditures for drilling, remedial and maintenance activities on the Waddell Ranch properties during the first quarter of 2005 totaled $798,225 as compared to $674,708 for the first quarter of 2004. BROG has informed the Trustee that the 2005 capital expenditures budget has been revised to $14.3 million for the Waddell Ranch properties. The total amount of capital expenditures for 2004 was $13.2 million. Through the first quarter of 2005, capital expenditures of $4.3 million have been expended.

The Trustee has been advised that there were 11 workover wells completed, 5 new wells in progress and 13 workover wells in progress during the three months ended March 31, 2005 as compared to no wells completed or in progress for the three months ended March 31, 2004 on the Waddell Ranch properties.

Lease operating expense and property taxes totaled $2.9 million for the first quarter of 2005, compared to $2.37 million in the first quarter of 2004 on the Waddell Ranch properties. This increase is primarily attributable to higher maintenance costs for the quarter.

Calculation Of Royalty Income

The Trust’s royalty income is computed as a percentage of the net profit from the operation of the properties in which the Trust owns net overriding royalty interests. These percentages of net profits are 75% and 95% in the case of the Waddell Ranch properties and the Texas Royalty properties, respectively. Royalty income received by the Trust for the three months ended March 31, 2005 and 2004, respectively, was computed as shown in the table below:

	THREE MONTHS ENDED MARCH 31,
	2005		2004
	WADDELL	TEXAS	WADDELL	TEXAS
	RANCH	ROYALTY	RANCH	ROYALTY
	PROPERTIES	PROPERTIES	PROPERTIES	PROPERTIES
Gross proceeds of sales from the Underlying Properties
Oil proceeds	$8,598,425	$3,809,529	$5,994,037	$2,369,771
Gas proceeds	8,385,450	1,160,016	6,286,083	928,991

Total	16,983,875	4,969,545	12,280,120	3,298,762

Less:
Severance tax:
Oil	344,489	154,611	255,274	94,377
Gas	540,219	77,442	356,326	53,915
Lease operating expense and property tax:
Oil and gas	2,894,823	288,563	2,373,957	264,383
Capital expenditures	798,225	—	674,708	—

Total	4,577,756	520,616	3,660,265	412,675

Net profits	12,406,119	4,448,929	8,619,855	2,886,087
Net overriding royalty interests	75%	95%	75%	95%

Royalty income	$9,304,589	$4,226,482	$6,464,891	$2,741,783

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

Revenue Recognition

Revenues from royalty interests are recognized in the period in which amounts are received by the Trust. Royalty income received by the Trust in a given calendar year will generally reflect the proceeds from natural gas produced and sold for the twelve-month period ended October 31st in that calendar year. Royalty income received by the Trust in the first quarter of 2005 generally reflects the proceeds associated with actual oil and gas production for the period of November 2004 through January 2005.

Reserve Disclosure

As of January 1, 2005, independent petroleum engineers estimated the net proved reserves attributable to the royalty interest. In accordance with Statement of Financial Standards No. 69, “Disclosures About Oil and Gas Producing Activities”, estimates of future net revenues from proved reserves have been prepared using year-end contractual gas prices and related costs. Numerous uncertainties are inherent in estimating volumes and the value of proved reserves and in projecting future production rates and the timing of development of non-producing reserves. Such reserve estimates are subject to change as additional information becomes available. The reserves actually recovered and the timing of production may be substantially different from the reserves estimates.

Contingencies

Contingencies related to the Underlying Properties that are unfavorably resolved would generally be reflected by the Trust as reductions to future royalty income payments to the Trust with corresponding reductions to cash distributions to Unitholders. The Trustee is aware of no such items as of March 31, 2005.

Use of Estimates

The preparation of financial statements in conformity with the basis of accounting described above requires the Trustee to make estimates and assumptions that effect the reported amounts of certain assets, liabilities, revenues and expenses as of and for the reporting period. Actual results may differ from such estimates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the Trust’s market risk, as disclosed in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

Item 4. Controls and Procedures

As of the end of the period covered by this report, the Trustee carried out an evaluation of the effectiveness of the design and operation of the Trust’s disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Exchange Act. Based upon that evaluation, the Trustee concluded that the Trust’s disclosure control and procedures are effective in timely alerting the Trustee to material information relating to the Trust required to be included in the Trust’s periodic filings with the Securities and Exchange Commission. In its evaluation of disclosure controls and procedures, the Trustee has relied, to the extent considered reasonable, on information provided by Burlington Resources Oil & Gas Company LP, the owner of the Waddell Ranch properties, and Riverhill Energy Corporation, the owner of the Texas Royalty properties. There has not been any change in the Trust’s internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting.

PART II - OTHER INFORMATION

Items 1 through 5.

Not applicable.

Item 6. Exhibits

4.1	Permian Basin Royalty Trust Indenture dated November 3, 1980, between Southland Royalty Company (now Burlington Resources Oil & Gas Company LP) and The First National Bank of Fort Worth (now Bank of America, N.A.), as Trustee, heretofore filed as Exhibit (4)(a) to the Trust’s Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980 is incorporated herein by reference.

4.2	Net Overriding Royalty Conveyance (Permian Basin Royalty Trust) from Southland Royalty Company (now Burlington Resources Oil & Gas Company LP) to The First National Bank of Fort Worth (now Bank of America, N.A.), as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit (4)(b) to the Trust’s Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980 is incorporated herein by reference.

4.3	Net Overriding Royalty Conveyance (Permian Basin Royalty Trust — Waddell Ranch) from Southland Royalty Company (now Burlington Resources Oil & Gas Company LP) to The First National Bank of Fort Worth (now Bank of America, N.A.), as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit (4)(c) to the Trust’s Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980 is incorporated herein by reference.

10.1	Registration Rights Agreement dated as of July 21, 2004 by and between Burlington Resources Inc. and Bank of America, N.A., as trustee of Permian Basin Royalty Trust, heretofore filed as Exhibit 10.1 to the Trust’s Quarterly Report on Form 10-Q to the Securities and Exchange Commission for the quarterly period ended June 30, 2004 is incorporated herein by reference.

15.1	Awareness Letter of Deloitte & Touche LLP.

31.1	Certification by Ron E. Hooper, Senior Vice President and Trust Administrator of Bank of America, Trustee of Permian Basin Royalty Trust, dated May 6, 2005 and submitted pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certificate by Bank of America, Trustee of Permian Basin Royalty Trust, dated May 6, 2005 and submitted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

BANK OF AMERICA, N.A., TRUSTEE FOR THE PERMIAN BASIN ROYALTY TRUST
By:	/s/ RON E. HOOPER
Ron E. Hooper,
Senior Vice President and Trust Administrator Bank of America, N.A.

Date: May 6, 2005

(The Trust has no directors or executive officers.)

INDEX TO EXHIBITS

Exhibit
Number	Exhibit
4.1	Permian Basin Royalty Trust Indenture dated November 3, 1980, between Southland Royalty Company (now Burlington Resources Oil & Gas Company LP) and The First National Bank of Fort Worth (now Bank of America, N.A.), as Trustee, heretofore filed as Exhibit (4)(a) to the Trust’s Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980 is incorporated herein by reference.*

4.2	Net Overriding Royalty Conveyance (Permian Basin Royalty Trust) from Southland Royalty Company (now Burlington Resources Oil & Gas Company LP) to The First National Bank of Fort Worth (now Bank of America, N.A.), as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit (4)(b) to the Trust’s Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980 is incorporated herein by reference.*

4.3	Net Overriding Royalty Conveyance (Permian Basin Royalty Trust - Waddell Ranch) from Southland Royalty Company (now Burlington Resources Oil & Gas Company LP) to The First National Bank of Fort Worth (now Bank of America, N.A.), as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit (4)(c) to the Trust’s Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980 is incorporated herein by reference.*

10.1	Registration Rights Agreement dated as of July 21, 2004 by and between Burlington Resources Inc. and Bank of America, N.A., as trustee of Permian Basin Royalty Trust, heretofore filed as Exhibit 10.1 to the Trust’s Quarterly Report on Form 10-Q to the Securities and Exchange Commission for the quarterly period ended June 30, 2004 is incorporated herein by reference.

15.1	Awareness Letter of Deloitte & Touche LLP.

31.1	Certification by Ron E. Hooper, Senior Vice President and Trust Administrator of Bank of America, Trustee of Permian Basin Royalty Trust, dated May 6, 2005 and submitted pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certificate by Bank of America, Trustee of Permian Basin Royalty Trust, dated May 6, 2005 and submitted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	A copy of this Exhibit is available to any Unit holder, at the actual cost of reproduction, upon written request to the Trustee, Bank of America, N.A., 901 Main Street, Dallas, Texas 75202.