Form 10-K/A
period 2004-12-31
PERMIAN BASIN ROYALTY TRUST
filed 2005-07-25
CIK 319654

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 2

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

DOCUMENTS INCORPORATED BY REFERENCE: None

PART I
Item 2. Properties
PART IV
Item 15. Exhibits, Financial Statement Schedules
SIGNATURE
INDEX TO EXHIBITS
Consent of Cawley, Gillespy & Associates, Inc.
Certification Required by Rule 13a-14(a)/15d-14(a)
Certification Required by Section 906

EXPLANATORY NOTE

     This Amendment No. 2 on Form 10-K/A filed by the Trust for the year ended December 31, 2004 that was originally filed on March 16, 2005, as amended by Amendment No. 1 filed on April 6, 2005 (the “Original 10-K”) is being filed solely to revise a typographical error in the Original 10-K.

     Part I, Item 2, Properties, Page 8 of the Original 10-K has been revised to correct typographical errors with respect to two numbers in the Total Gas (Mcf) column of the table presenting a reconciliation of proved reserve quantities from January 1, 2002 to December 31, 2004. The total revisions of previous estimates for Gas (Mcf) from December 31, 2003 to December 31, 2004 has been modified from 3,673 to 3,783 and the corresponding total for Gas (Mcf) as of December 31, 2004 has been modified from 27,985 to 27,785.

     This Amendment No. 2 on Form 10-K/A continues to speak as of the date of the Original 10-K, and we have not updated the disclosure contained herein to reflect any events that occurred at a later date. All information contained in this Amendment No. 2 on Form 10-K/A is subject to updating and supplementing as provided in our periodic reports filed with the Securities and Exchange Commission subsequent to the date of the filing of the Original 10-K.

PART I

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

     The independent petroleum engineers’ reports as to the proved oil and gas reserves attributable to the Royalties conveyed to the Trust were obtained from Cawley, Gillespie & Associates, Inc. The following table presents a reconciliation of proved reserve quantities from January 1, 2002 through December 31, 2004 (in thousands):

	Waddell Ranch		Texas Royalty
	Properties		Properties		Total
	Oil	Gas	Oil	Gas	Oil	Gas
	(Bbls)	(Mcf)	(Bbls)	(Mcf)	(Bbls)	(Mcf)
January 1, 2002	3,774	20,122	3,603	5,795	7,377	25,917
Extensions, discoveries, and other additions	0	0	0	0	0	0
Revisions of previous estimates	700	5,259	138	521	837	5,780
Production	(427)	(2,441)	(302)	(751)	(728)	(3,192)

December 31, 2002	4,047	22,940	3,439	5,565	7,486	28,505
Extensions, discoveries, and other additions	0	0	0	0	0	0
Revisions of previous estimates	(121)	1,393	241	510	120	1,903
Production	(395)	(2,511)	(304)	(650)	(699)	(3,161)

December 31, 2003	3,531	21,822	3,376	5,425	6,907	27,247
Extensions, discoveries, and other additions	0	0	0	0	0	0
Revisions of previous estimates	546	2,692	434	1,091	980	3,783
Production	(471)	(2,643)	(308)	(602)	(779)	(3,245)

December 31, 2004	3,606	21,871	3,502	5,914	7,108	27,785

     Estimated quantities of proved developed reserves of crude oil and natural gas as of December 31, 2004, 2003 and 2002 were as follows (in thousands):

	Crude Oil	Natural Gas
	(Bbls)	(Mcf)
December 31, 2004	6,988	27,545
December 31, 2003	6,470	26,475
December 31, 2002	6,851	26,927

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
Registrant’s Annual Report to security holders for fiscal year ended December 31, 2004, heretofore filed as Exhibit 13 to the Trust’s Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 2004, is incorporated herein by reference.*

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

Date: July 25, 2005

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
Registrant’s Annual Report to security holders for fiscal year ended December 31, 2004, heretofore filed as Exhibit 13 to the Trust’s Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 2004, is incorporated herein by reference.*

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