Form 10-Q
period 2005-06-30
PERMIAN BASIN ROYALTY TRUST
filed 2005-08-09
CIK 319654

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑ Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the Quarterly Period ended June 30, 2005
☐ Transition Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the transition period from ___ to ___
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
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☑ No ☐
     Number of Units of beneficial interest of the Trust outstanding at August 1, 2005: 46,608,796.

PERMIAN BASIN ROYALTY TRUST
PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
The condensed financial statements included herein have been prepared by Bank of America, N.A. as Trustee for the Permian Basin Royalty Trust, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Trust’s latest annual report on Form 10-K. In the opinion of the Trustee, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the assets, liabilities and trust corpus of the Permian Basin Royalty Trust at June 30, 2005, and the distributable income and changes in trust corpus for the three-month and six-month periods ended June 30, 2005 and 2004 have been included. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.
Deloitte & Touche LLP, an independent registered public accounting firm has made a limited review of the condensed financial statements as of June 30, 2005 and for the three-month and six-month periods ended June 30, 2005 and 2004 included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Unit Holders of Permian Basin Royalty Trust and
Bank of America, N.A., Trustee
We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of Permian Basin Royalty Trust as of June 30, 2005, and the related condensed statements of distributable income for the three-month and six-month periods ended June 30, 2005 and 2004 and changes in trust corpus for the three-month and six-month periods ended June 30, 2005 and 2004. These condensed financial statements are the responsibility of the Trustee.
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
/s/ Deloitte & Touche LLP
Dallas, Texas
August 5, 2005

PERMIAN BASIN ROYALTY TRUST
CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	June 30,	December 31,
	2005	2004
	(Unaudited)
ASSETS

Cash and short-term investments	$4,800,362	$5,429,145

Net overriding royalty interests in producing oil and gas properties (net of accumulated amortization of $9,269,510 and $9,179,949 at June 30, 2005 and December 31, 2004, respectively)	1,705,706	1,795,267

TOTAL ASSETS	$6,506,068	$7,224,412

LIABILITIES AND TRUST CORPUS

Distribution payable to Unit holders	$4,800,362	$5,429,145

Trust corpus - 46,608,796 Units of beneficial interest authorized and outstanding	1,705,706	1,795,267

TOTAL LIABILITIES AND TRUST CORPUS	$6,506,068	$7,224,412

The accompanying notes to condensed financial statements are an integral part of these statements.

PERMIAN BASIN ROYALTY TRUST
CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

	THREE	THREE
	MONTHS	MONTHS
	ENDED	ENDED
	June 30, 2005	June 30, 2004
Royalty income	$12,746,016	$9,045,654
Interest income	11,569	3,154

	12,757,585	9,048,808

General and administrative expenditures	(237,206)	(144,076)

Distributable income	$12,520,379	$8,904,732

Distributable income per Unit (46,608,796 Units)	$.268627	$.191053

The accompanying notes to condensed financial statements are an integral part of these statements.

PERMIAN BASIN ROYALTY TRUST
CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

	SIX	SIX
	MONTHS	MONTHS
	ENDED	ENDED
	June 30, 2005	June 30, 2004
Royalty income	$26,277,087	$18,252,328
Interest income	23,043	6,652

	26,300,130	18,258,980

General and administrative expenditures	(535,899)	(328,101)

Distributable income	$25,764,231	$17,930,879

Distributable income per Unit (46,608,796 Units)	$.552776	$.384710

The accompanying notes to condensed financial statements are an integral part of these statements.

PERMIAN BASIN ROYALTY TRUST
CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

	THREE	THREE
	MONTHS	MONTHS
	ENDED	ENDED
	June 30, 2005	June 30, 2004
Trust corpus, beginning of Period	$1,745,977	$1,947,308

Amortization of net overriding royalty interests	(40,271)	(44,738)
Distributable income	12,520,379	8,904,732
Distributions declared	(12,520,379)	(8,904,732)

Total Trust Corpus, end of period	$1,705,706	$1,902,570

Distributions per Unit	$.268627	$.191053

The accompanying notes to condensed financial statements are an integral part of these statements.

PERMIAN BASIN ROYALTY TRUST
CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

	SIX	SIX
	MONTHS	MONTHS
	ENDED	ENDED
	June 30, 2005	June 30, 2004
Trust corpus, beginning of Period	$1,795,267	$1,991,594

Amortization of net overriding royalty interests	(89,561)	(89,024)
Distributable income	25,764,231	17,930,879
Distributions declared	(25,764,231)	(17,930,879)

Total Trust Corpus, end of period	$1,705,706	$1,902,570

Distributions per Unit	$.552776	$.384710

The accompanying notes to condensed financial statements are an integral part of these statements.

PERMIAN BASIN ROYALTY TRUST
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
1.	BASIS OF ACCOUNTING

The Permian Basin Royalty Trust (“Trust”) was established as of November 1, 1980. The net overriding royalties conveyed to the Trust include: (1) a 75% net overriding royalty carved out of Southland Royalty Company’s fee mineral interests in the Waddell ranch in Crane County, Texas (the “Waddell Ranch properties”); and (2) a 95% net overriding royalty carved out of Southland Royalty Company’s major producing royalty interests in Texas (the “Texas Royalty properties”). The net overriding royalty for the Texas Royalty properties is subject to the provisions of the lease agreements under which such royalties were created. The financial statements of the Trust are prepared on the following basis:
•	Royalty income recorded for a month is the amount computed and paid to Bank of America, N.A. (“Trustee”) as Trustee for the Trust by the interest owners: Burlington Resources Oil & Gas Company LP (“BROG”) for the Waddell Ranch properties and Riverhill Energy Corporation (“Riverhill Energy”), formerly a wholly owned subsidiary of Riverhill Capital Corporation (“Riverhill Capital”) and formerly an affiliate of Coastal Management Corporation (“CMC”), for the Texas Royalty properties. Schlumberger Technology Corporation (“STC”) currently conducts all field, technical and accounting operations on behalf of BROG with regard to the Waddell Ranch properties. Riverhill Energy currently conducts the accounting operations for the Texas Royalty properties. Royalty income consists of the amounts received by the owners of the interests burdened by the net overriding royalty interests (“Royalties”) from the sale of production less accrued production costs, development and drilling costs, applicable taxes, operating charges, and other costs and deductions multiplied by 75% in the case of the Waddell Ranch properties and 95% in the case of the Texas Royalty properties.

As was previously reported, in February 1997, BROG sold its interest in the Texas Royalty properties to Riverhill Energy.

The Trustee has been advised that in the first quarter of 1998, STC acquired all of the shares of stock of Riverhill Capital. Prior to such acquisition by STC, CMC and Riverhill Energy were wholly owned subsidiaries of Riverhill Capital. The Trustee has further been advised that in connection with STC’s acquisition of Riverhill Capital, the shareholders of Riverhill Capital acquired ownership of all of the shares of stock of Riverhill Energy. Thus, the ownership in the Texas Royalty properties referenced above remained in Riverhill Energy, the stock ownership of which was acquired by the former shareholders of Riverhill Capital.

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

Subsequent to June 30, 2005, the Trust declared a distribution on July 19, 2005 of $.099822 payable on August 12, 2005, to Unit holders of record on July 29, 2005.
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
Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004
For the quarter ended June 30, 2005 royalty income received by the Trust amounted to $12,746,016 compared to royalty income of $9,045,654 during the second quarter of 2004. The increase in royalty income is primarily attributable to significant increases in both oil and gas prices.
Interest income for the quarter ended June 30, 2005, was $11,569 compared to $3,154 during the second quarter of 2004. The increase in interest income is primarily attributable to higher interest rates and more funds available for investment. General and administrative expenses during the second quarter of 2005 amounted to $237,206 compared to $144,076 during the second quarter of 2004. The increase in general and administrative expenses can be primarily attributed to increased expenses due to implementation and compliance with the Sarbanes-Oxley Act.
These transactions resulted in distributable income for the quarter ended June 30, 2005 was 12,520,379 or $.268627 per Unit of beneficial interest. Distributions of $.073306, $.092327 and $.102992 per Unit were made to Unitholders of record as of April 29, 2005, May 31, 2005 and June 30, 2005, respectively. For the second quarter of 2004, distributable income was $8,904,732, or $.191053 per Unit of beneficial interest.
Royalty income for the Trust for the second quarter of the calendar year is associated with actual oil and gas production for the period of February, March and April of 2005 from the properties from which the Trust’s net overriding royalty interests (“Royalties”) were carved. Oil and gas sales attributable to the Royalties and the properties from which the Royalties were carved are as follows:

	Second Quarter
	2005	2004
Royalties:
Oil sales (Bbls)	181,562	175,475
Gas sales (Mcf)	747,306	711,703

Properties From Which The Royalties Were Carved:
Oil:
Total oil sales (Bbls)	312,749	298,568
Average per day (Bbls)	3,514	3,317
Average price per Bbl	$46.61	$33.89

Gas:
Total gas sales (Mcf)	1,518,099	1,426,463
Average per day (Mcf)	17,057	15,850
Average price per Mcf	$6.43	$4.98
The posted price of oil increased to an average price per barrel of $46.61 per Bbl in the second quarter of 2005 compared to $33.89 per Bbl in the second quarter of 2004. The Trustee has been advised by BROG that for the period of August 1, 1993, through June 30, 2005, the oil from the Waddell Ranch properties was being sold under a competitive bid to a third party. The average price of gas increased from $4.98 per Mcf in the second quarter of 2004 to $6.43 per Mcf in the second quarter of 2005 due to change in overall market variables.
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
Capital expenditures for drilling, remedial and maintenance activities on the Waddell Ranch properties during the second quarter of 2005 totaled $4,461,869 as compared to $2,679,989 for the second quarter of 2004. BROG has informed the Trustee that the 2005 capital expenditures budget has been revised to $14.3 million for the Waddell Ranch properties. The total amount of capital expenditures for 2004 was $13.2 million. Through the second quarter of 2005, capital expenditures of $5.3 million have been expended.
The Trustee has been advised that there were 4 wells completed and 2 wells in progress, and 23 workover wells completed and 13 workover wells in progress, during the three months ended June 30, 2005 as compared to no wells completed, 4 wells in progress and 31 workover wells in progress for the three months ended June 30, 2004 on the Waddell Ranch properties. There was 1 facility project completed and 6 projects in progress for the second quarter of 2005.

Lease operating expense and property taxes totaled $2.7 million for the second quarter of 2005, compared to $2.4 million in the second quarter of 2004 on the Waddell Ranch properties. This increase is primarily attributable to increased electrical costs for the second quarter in 2005.
Six Months Ended June 30, 2005 and 2004
For the six months ended June 30, 2005, royalty income received by the Trust amounted to $26,277,087 compared to royalty income of $18,252,328 for the six months ended June 30, 2004. The increase in royalty income is primarily due to an increase in oil and gas prices in the first six months of 2005, compared to the first six months in 2004. Interest income for the six months ended June 30, 2005 was $23,043 compared to $6,652 for the six months ended June 30, 2004. The increase in interest income is attributable primarily to an increase in interest rates and more funds available for investment. General and administrative expenses for the six months ended June 30, 2005 were $535,899. During the six months ended June 30, 2004, general and administrative expenses were $328,101. The increase in general and administrative expenses is primarily due to implementation and compliance with the Sarbanes-Oxley Act.
These transactions resulted in distributable income for the six months ended June 30, 2005 of $25,764,231, or $.552776, per Unit. For the six months ended June 30, 2004, distributable income was $17,930,879, or $.384710, per Unit.
Royalty income for the Trust for the period ended June 30, 2005 is associated with actual oil and gas production for the period November 2004 through April 2005 from the properties from which the Royalties were carved. Oil and gas production attributable to the Royalties and the properties from which the Royalties were carved are as follows:

	First Six Months
	2005	2004
Royalties:
Oil sales (Bbls)	389,586	358,177
Gas sales (Mcf)	1,659,975	1,401,740

Properties From Which The Royalties Were Carved:
Oil:
Total oil sales (Bbls)	621,641	580,532
Average per day (Bbls)	3,434	3,190
Average price per Bbl	$43.41	$31.84

Gas:
Total gas sales (Mcf)	3,020,045	2,910,031
Average per day (Mcf)	16,685	15,989
Average price per Mcf	$6.39	$4.92
The average price of oil increased during the six months ended June 30, 2005 to $43.41 per barrel compared to $31.84 per barrel for the same period in 2004. The increase in the average price of oil is primarily due to increased demand in 2005, caused by a worldwide market demand. The increase in the average price of gas from $4.92 per Mcf for the six months ended June 30, 2004 to $6.39 per Mcf for the six months ended June 30, 2005 is primarily the result of an increase in the spot prices of natural gas.
Since the oil and gas sales volumes attributable to the Royalties are based on an allocation formula that is dependent on such factors as price and cost (including capital expenditures), the production amounts in the Royalties section of the above table do not provide a meaningful comparison. The oil and gas sales volumes from the properties from which the Royalties are carved have remained relatively constant for the applicable period of 2005 compared to 2004.
Capital expenditures for the Waddell Ranch properties for the six months ended June 30, 2005 totaled $5.3 million compared to $3.4 million for the same period in 2004. BROG has previously advised the Trust that the remaining 2005 capital expenditures budget for the Waddell Ranch properties is $9 million.
The Trust has been advised that 4 oil wells were drilled and completed on the Waddell Ranch properties during the six months ended June 30, 2005, as compared to no oil wells drilled and completed on the Waddell Ranch properties during the six months ended June 30, 2004.
Lease operating expense and property taxes totaled $5.6 million for the six months ended June 30, 2005 compared to $4.7 million for the same period in 2004. The increase in lease operating expense is primarily attributable to higher electrical costs than in 2004.
Calculation of Royalty Income
The Trust’s royalty income is computed as a percentage of the net profit from the operation of the properties in which the Trust owns net overriding royalty interests. These percentages of net profits are 75% and 95% in the case of the Waddell Ranch properties and the Texas Royalty properties, respectively. Royalty income received by the Trust for the three months ended June 30, 2005 and 2004, respectively, were computed as shown in the table below:

	Three Months Ended June 30,
	2005		2004
	Waddell	Texas	Waddell	Texas
	Ranch	Royalty	Ranch	Royalty
	Properties	Properties	Properties	Properties
Gross proceeds of sales from the Underlying Properties
Oil proceeds	$10,479,780	$4,098,342	$7,137,395	$2,982,205
Gas proceeds	8,609,544	1,154,657	6,174,456	935,861

Total	19,089,324	5,252,999	13,311,851	3,918,066

Less:
Severance tax:
Oil	429,141	157,934	302,110	105,264
Gas	494,545	71,968	354,289	63,291
Lease operating expense and property tax:

	Three Months Ended June 30,
	2005		2004
	Waddell	Texas	Waddell	Texas
	Ranch	Royalty	Ranch	Royalty
	Properties	Properties	Properties	Properties
Oil and gas	2,744,168	225,000	2,355,207	210,000
Other	42,504		42,763	—
Capital expenditures	4,461,869		2,679,989	—

Total	8,172,227	454,902	5,734,358	378,555

Net profits	10,917,097	4,798,097	7,577,492	3,539,511
Net overriding royalty interests	75%	95%	75%	95%

Royalty income	$8,187,823	$4,558,193	$5,683,119	$3,362,535

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
Revenue Recognition
Revenues from the royalty interests are recognized in the period in which amounts are received by the Trust. Royalty income received by the Trust in a given calendar year will generally reflect the proceeds, on an entitlements basis, from natural gas produced and sold for the twelve-month period ended October 31st in that calendar year. Royalty income received by the Trust in the second quarter of 2005 generally reflects the proceeds associated with actual oil and gas production for the period of February 2005 through April 2005.
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
Contingencies
Contingencies related to the Underlying Properties that are unfavorably resolved would generally be reflected by the Trust as reductions to future royalty income payments to the Trust with corresponding reductions to cash distributions to Unit holders. The Trustee is aware of no such items as of June 30, 2005.
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

PART II — OTHER INFORMATION
Items 1 through 5.
Not applicable.
Item 6. Exhibits and Reports on Form 8-K

4.1	Permian Basin Royalty Trust Indenture dated November 3, 1980, between Southland Royalty Company (now Burlington Resources Oil & Gas Company LP) and The First National Bank of Fort Worth (now Bank of America, N.A.), as Trustee, heretofore filed as Exhibit (4)(a) to the Trust’s Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980 is incorporated herein by reference.

4.2	Net Overriding Royalty Conveyance (Permian Basin Royalty Trust) from Southland Royalty Company (now Burlington Resources Oil & Gas Company LP) to The First National Bank of Fort Worth (now Bank of America, N.A.), as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit (4)(b) to the Trust’s Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980 is incorporated herein by reference.

4.3	Net Overriding Royalty Conveyance (Permian Basin Royalty Trust - Waddell Ranch) from Southland Royalty Company (now Burlington Resources Oil & Gas Company LP) to The First National Bank of Fort Worth (now Bank of America, N.A.), as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit (4)(c) to the Trust’s Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980 is incorporated herein by reference.

10.1	Registration Rights Agreement dated as of July 21, 2004 by and between Burlington Resources Inc. and Bank of America, N.A., as trustee of Permian Basin Royalty Trust, heretofore filed as Exhibit 10.1 to the Trust’s Quarterly Report on Form 10-Q to the Securities and Exchange Commission for the quarterly period ended June 30, 2004 is incorporated herein by reference.

15.1	Awareness Letter of Deloitte & Touche LLP.

31.1	Certification by Ron E. Hooper, Senior Vice President and Trust Administrator of Bank of America, Trustee of Permian Basin Royalty Trust, dated August 5, 2005 and submitted pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certificate by Bank of America, Trustee of Permian Basin Royalty Trust, dated August 5, 2005 and submitted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

BANK OF AMERICA, N.A., TRUSTEE FOR THE PERMIAN BASIN ROYALTY TRUST
By:	/s/ Ron E. Hooper
Ron E. Hooper
Senior Vice President Trust Administrator

Date: August 9, 2005
(The Trust has no directors or executive officers.)

INDEX TO EXHIBITS

Exhibit
Number	Exhibit

4.1	Permian Basin Royalty Trust Indenture dated November 3, 1980, between Southland Royalty Company (now Burlington Resources Oil & Gas Company LP) and The First National Bank of Fort Worth (now Bank of America, N.A.), as Trustee, heretofore filed as Exhibit (4)(a) to the Trust’s Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980 is incorporated herein by reference.*

4.2	Net Overriding Royalty Conveyance (Permian Basin Royalty Trust) from Southland Royalty Company (now Burlington Resources Oil & Gas Company LP) to The First National Bank of Fort Worth (now Bank of America, N.A.), as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit (4)(b) to the Trust’s Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980 is incorporated herein by reference.*

4.3	Net Overriding Royalty Conveyance (Permian Basin Royalty Trust - Waddell Ranch) from Southland Royalty Company (now Burlington Resources Oil & Gas Company LP) to The First National Bank of Fort Worth (now Bank of America, N.A.), as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit (4)(c) to the Trust’s Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980 is incorporated herein by reference.*

10.1	Registration Rights Agreement dated as of July 21, 2004 by and between Burlington Resources Inc. and Bank of America, N.A., as trustee of Permian Basin Royalty Trust, heretofore filed as Exhibit 10.1 to the Trust’s Quarterly Report on Form 10-Q to the Securities and Exchange Commission for the quarterly period ended June 30, 2004 is incorporated herein by reference.

15.1	Awareness Letter of Deloitte & Touche LLP.

31.1	Certification by Ron E. Hooper, Senior Vice President and Trust Administrator of Bank of America, Trustee of Permian Basin Royalty Trust, dated August 5, 2005 and submitted pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certificate by Bank of America, Trustee of Permian Basin Royalty Trust, dated August 5, 2005 and submitted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	A copy of this Exhibit is available to any Unit holder, at the actual cost of reproduction, upon written request to the Trustee, Bank of America, N.A., 901 Main Street, Dallas, Texas 75202.