Form 10-Q
period 2005-09-30
PERMIAN BASIN ROYALTY TRUST
filed 2005-11-08
CIK 319654

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period ended September 30, 2005

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
Yes ☑ No ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Number of Units of beneficial interest of the Trust outstanding at November 1, 2005: 46,608,796.

PERMIAN BASIN ROYALTY TRUST
PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
The condensed financial statements included herein have been prepared by Bank of America, N.A. as Trustee for the Permian Basin Royalty Trust, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Trust’s latest annual report on Form 10-K. In the opinion of the Trustee, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the assets, liabilities and trust corpus of the Permian Basin Royalty Trust at September 30, 2005, and the distributable income and changes in trust corpus for the three-month and nine-month periods ended September 30, 2005 and 2004 have been included. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.
Deloitte & Touche LLP, an independent registered public accounting firm, has made a limited review of the condensed financial statements as of September 30, 2005 and for the three-month and nine-month periods ended September 30, 2005 and 2004 as stated in their report included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Unit Holders of Permian Basin Royalty Trust and
Bank of America, N.A., Trustee
We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of Permian Basin Royalty Trust as of September 30, 2005, and the related condensed statements of distributable income for the three-month and nine-month periods ended September 30, 2005 and 2004 and changes in trust corpus for the three-month and nine-month periods ended September 30, 2005 and 2004. These condensed financial statements are the responsibility of the Trustee.
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
/s/ Deloitte & Touche LLP
Dallas, Texas
November 7, 2005

PERMIAN BASIN ROYALTY TRUST
CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	September 30,	December 31,
	2005	2004
	(Unaudited)	(Unaudited)
ASSETS

Cash and short-term investments	$6,090,764	$5,429,145

Net overriding royalty interests in producing oil and gas properties (net of accumulated amortization of $9,315,330 and $9,179,949 at September 30, 2005 and December 31, 2004, respectively)	1,659,886	1,795,267

TOTAL ASSETS	$7,750,650	$7,224,412

LIABILITIES AND TRUST CORPUS

Distribution payable to Unit holders	$6,090,764	$5,429,145

Commitments and contingencies Trust corpus – 46,608,796 Units of beneficial interest authorized and outstanding	1,659,886	1,795,267

TOTAL LIABILITIES AND TRUST CORPUS	$7,750,650	$7,224,412

The accompanying notes to condensed financial statements are an integral part of these statements.

PERMIAN BASIN ROYALTY TRUST
CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	September 30		September 30
	2005	2004	2005	2004
Royalty income	$15,989,323	$11,647,036	$42,266,409	$29,899,365
Interest income	13,777	4,185	36,821	10,837

	16,003,100	11,651,221	42,303,230	29,910,202

General and administrative expenditures	(112,337)	(84,828)	(648,236)	(412,929)

Distributable income	$15,890,763	$11,566,393	$41,654,994	$29,497,273

Distributable income per Unit (46,608,796 Units)	$.340939	$.248159	$.893715	$.632869

The accompanying notes to condensed financial statements are an integral part of these statements.

PERMIAN BASIN ROYALTY TRUST
CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	September 30		September 30
	2005	2004	2005	2004
Trust corpus, beginning of period	$1,705,706	$1,902,570	$1,795,267	$1,991,594

Amortization of net overriding royalty interests	(45,820)	(50,489)	(135,381)	(139,513)
Distributable income	15,890,763	11,566,393	41,654,994	29,497,273
Distributions declared	(15,890,763)	(11,566,393)	(41,654,994)	(29,497,273)

Total Trust Corpus, end of period	$1,659,886	$1,852,081	$1,659,886	$1,852,081

Distributions per unit	$.340939	$.248159	$.893715	$.632869

The accompanying notes to condensed financial statements are an integral part of these statements.

PERMIAN BASIN ROYALTY TRUST
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
1.	BASIS OF ACCOUNTING

The Permian Basin Royalty Trust (“Trust”) was established as of November 1, 1980. The net overriding royalties conveyed to the Trust include: (1) a 75% net overriding royalty carved out of Southland Royalty Company’s fee mineral interests in the Waddell Ranch in Crane County, Texas (the “Waddell Ranch properties”); and (2) a 95% net overriding royalty carved out of Southland Royalty Company’s major producing royalty interests in Texas (the “Texas Royalty properties”). The net overriding royalty for the Texas Royalty properties is subject to the provisions of the lease agreements under which such royalties were created. The financial statements of the Trust are prepared on the following basis:
•	Royalty income recorded for a month is the amount computed and paid to Bank of America, N.A. (“Trustee”) as Trustee for the Trust by the interest owners: Burlington Resources Oil & Gas Company LP (“BROG”) for the Waddell Ranch properties and Riverhill Energy Corporation (“Riverhill Energy”), formerly a wholly owned subsidiary of Riverhill Capital Corporation (“Riverhill Capital”) and formerly an affiliate of Coastal Management Corporation (“CMC”), for the Texas Royalty properties. Schlumberger Technology Corporation (“STC”) conducts all field, technical and accounting operations on behalf of BROG with regard to the Waddell Ranch properties. Riverhill Energy currently conducts the accounting operations for the Texas Royalty properties. Royalty income consists of the amounts received by the owners of the interest burdened by the net overriding royalty interests (“Royalties”) from the sale of production less accrued production costs, development and drilling costs, applicable taxes, operating charges, and other costs and deductions multiplied by 75% in the case of the Waddell Ranch properties and 95% in the case of the Texas Royalty properties.

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

Subsequent to September 30, 2005, the Trust declared a distribution on October 21, 2005 of $.136926 payable on November 15, 2005, to Unit holders of record on October 31, 2005.

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
Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004
For the quarter ended September 30, 2005 royalty income received by the Trust amounted to $15,989,323 compared to royalty income of $11,647,036 during the third quarter of 2004. The increase in royalty income is primarily attributable to significant increases in both oil and gas prices.
Interest income for the quarter ended September 30, 2005, was $13,777 compared to $4,185 during the third quarter of 2004. The increase in interest income is primarily attributable to higher interest rates and more funds available for investment. General and administrative expenses during the third quarter of 2005 amounted to $112,337 compared to $84,828 during the third quarter of 2004. The increase in general and administrative expenses can be primarily attributed to increased costs associated with Sarbanes-Oxley compliance.
These transactions resulted in distributable income for the quarter ended September 30, 2005 of $15,890,763 or $.340939 per Unit of beneficial interest. Distributions of $.099822, $.110437 and $.130678 per Unit were made to Unit holders of record as of July 29, 2005, August 31, 2005 and September 30, 2005, respectively. For the third quarter of 2004, distributable income was $11,566,393, or $.248159 per Unit of beneficial interest.

Royalty income for the Trust for the third quarter of the calendar year is associated with actual oil and gas production for the period of May, June and July 2005 from the properties from which the Trust’s net overriding royalty interests (“Royalties”) were carved. Oil and gas sales attributable to the Royalties and the properties from which the Royalties were carved are as follows:

	Third Quarter
	2005	2004
Royalties:
Oil sales (Bbls)	215,618	198,032
Gas sales (Mcf)	957,711	849,226

Product Sales From Which The Royalties Were Carved:
Oil:
Total oil sales (Bbls)	327,081	319,176
Average per day (Bbls)	3,555	3,496
Average price per Bbl	$49.38	$36.74

Gas:
Total gas sales (Mcf)	1,612,808	1,535,078
Average per day (Mcf)	17,531	16,686
Average price per Mcf	$6.34	$5.82
The posted price of oil increased to an average price per barrel of $49.38 per Bbl in the third quarter of 2005, compared to $36.74 per Bbl in the third quarter of 2004. The Trustee has been advised by BROG that for the period of August 1, 1993, through September 30, 2005, the oil from the Waddell Ranch properties was being sold under a competitive bid to a third party. The average price of gas increased from $5.82 per Mcf in the third quarter of 2004 to $6.34 per Mcf in the third quarter of 2005. This increase is primarily attributable to a significant increase in gas prices during the year of 2005.
Since the oil and gas sales attributable to the Royalties are based on an allocation formula that is dependent on such factors as price and cost (including capital expenditures), the production amounts in the Royalties section of the above table do not provide a meaningful comparison. Oil and gas volumes from the Underlying Properties (as defined in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2004) increased for the applicable period in 2005 compared to 2004.
Capital expenditures for drilling, remedial and maintenance activities on the Waddell Ranch properties during the third quarter of 2005 totaled $1,789,545 as compared to $2,685,591 for the third quarter of 2004. BROG has informed the Trustee that the 2005 capital expenditures budget were revised to $14.3 million for the Waddell Ranch properties of which, $7.2 million were the Trust’s portion. Through the third quarter of 2005, capital expenditures of $7.049 million for the Trust’s portion have been expended, essentially completing the capital expenditure budget for 2005. The total amount of capital expenditures for 2004 was $13.2 million.
The Trustee has been advised that there were 2 wells completed and no wells in progress and 13 workover wells completed during the three months ended September 30, 2005 as compared to 3 wells completed, no wells in progress, and 4 workover wells in progress for the three months ended September 30, 2004 on the Waddell Ranch properties. There were 6 facility projects completed and no projects in progress for the third quarter of 2005.
Lease operating expense and property taxes totaled $3.1 million for the third quarter of 2005, compared to $2.2 million in the third quarter of 2004 on the Waddell Ranch properties. This increase is primarily attributable to higher electrical costs on the Waddell Ranch properties.
Nine Months Ended September 30, 2005 and 2004
For the nine months ended September 30, 2005, royalty income received by the Trust amounted to $42,266,409 compared to royalty income of $29,899,365 for the nine months ended September 30, 2004. The increase in royalty income is primarily due to an increase in both oil and gas prices in the first nine months of 2005 compared to the first nine months in 2004. Interest income for the nine months ended September 30, 2005 was $36,821 compared to $10,837 for the nine months ended September 30, 2004. The increase in interest income is primarily attributable to higher interest rates. General and administrative expenses for the nine months ended September 30, 2005 were $648,236. During the nine months ended September 30, 2004, general and administrative expenses were $412,929. The increase in general and administrative expenses is primarily due to substantial costs of compliance with Sarbanes Oxley.
These transactions resulted in distributable income for the nine months ended September 30, 2005 of $41,654,994, or $.893715 per Unit. For the nine months ended September 30, 2004, distributable income was $29,497,273, or $.632869 per Unit.
Royalty income for the Trust for the nine months ended September 30, 2005 is associated with actual oil and gas production for the nine month period November 2004 through July 2005 from the properties from which the Royalties were carved. Oil and gas production attributable to the Royalties and the properties from which the Royalties were carved are as follows:

	First Nine Months
	2005	2004
Royalties:
Oil sales (Bbls)	605,204	556,209
Gas sales (Mcf)	2,617,686	2,250,966

Properties From Which The Royalties Were Carved:
Oil:
Total oil sales (Bbls)	948,722	899,708
Average per day (Bbls)	3,475	3,284
Average price per Bbl	$45.47	$33.58
Gas:
Total gas sales (Mcf)	4,632,853	4,445,109
Average per day (Mcf)	16,970	16,223
Average price per Mcf	$6.38	$5.23
The average price of oil increased during the nine months ended September 30, 2005 to $45.47 per barrel compared to $33.58 per barrel for the same period in 2004. The increase in the average price of oil is primarily due to increased demand in 2005, caused by a worldwide market demand. The increase in the average price of gas from $5.23 per Mcf for the nine months ended September 30, 2004 to $6.38 per Mcf for the nine months ended September 30, 2005 is primarily the result of an increase in the spot prices of natural gas.
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
Capital expenditures for the Waddell Ranch properties for the nine months ended September 30, 2005 totaled $7.049 million compared to $6.0 million for the same period in 2004. BROG has previously advised the Trust that the remaining 2005 capital expenditures budget for the Waddell Ranch properties is $7.00 million.
The Trust has been advised that 6 gross and 3 net productive wells were drilled and completed on the Waddell Ranch properties during the nine months ended September 30, 2005 and 4 gross and 1 net productive oil wells were drilled and completed on the Waddell Ranch properties during the nine months ended September 30, 2004.
Lease operating expense and property taxes totaled $8.7 million in 2005 compared to $7.0 million in 2004. The increase in lease operating expense is primarily attributable to increased electrical costs on the Waddell Ranch properties.
Calculation Of Royalty Income
The Trust’s royalty income is computed as a percentage of the net profit from the operation of the properties in which the Trust owns net overriding royalty interests. These percentages of net profits are 75% and 95% in the case of the Waddell Ranch properties and the Texas Royalty properties, respectively. Royalty income received by the Trust for the three months ended September 30, 2005 and 2004, respectively, were computed as shown in the table below:

	THREE MONTHS ENDED SEPTEMBER 30,
	2005		2004
	WADDELL	TEXAS	WADDELL	TEXAS
	RANCH	ROYALTY	RANCH	ROYALTY
	PROPERTIES	PROPERTIES	PROPERTIES	PROPERTIES
Gross proceeds of sales from the Underlying Properties
Oil proceeds	$11,783,550	$4,369,141	$8,539,737	$3,186,730
Gas proceeds	9,047,274	1,180,180	7,916,495	1,011,491

Total	20,830,824	5,549,321	16,456,232	4,198,221

Less:
Severance tax:
Oil	483,590	168,686	364,217	120,328
Gas	571,626	76,621	439,973	71,200
Lease operating expense and property tax:
Oil and gas	3,100,383	225,000	2,246,213	210,000
Capital expenditures	1,789,545		2,685,591	—

Total	5,945,144	470,307	5,735,994	401,528

Net profits	14,885,680	5,079,014	10,720,238	3,796,693
Net overriding royalty interests	75%	95%	75%	95%

Royalty income	$11,164,260	$4,825,063	$8,040,178	$3,606,858

Gulf of Mexico Hurricanes
In late August and September 2005, hurricanes in the Gulf of Mexico disrupted a significant portion of U.S. oil and gas production, leading to higher prices. The duration of these higher prices cannot be predicted. These increased prices will affect distributions to Unit holders beginning with the November 2005 distribution. Even though the Trust has some properties located near the Gulf Coast of Texas, the Trustee believes that the effect on the Trust with respect to any disruption in production will be minimal, if at all.
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
Revenue Recognition
Revenues from the royalty interests are recognized in the period in which amounts are received by the Trust. Royalty income received by the Trust in a given calendar year will generally reflect the proceeds, on an entitlement basis, from natural gas produced and sold for the twelve-month period ended October 31st in that calendar year. Royalty income received by the Trust in the third quarter of 2005 generally reflects the proceeds associated with actual oil and gas production for the period of May, June and July 2005.
Reserve Disclosure
As of January 1, 2005, independent petroleum engineers estimated the net proved reserves attributable to the royalty interests. In accordance with Statement of Financial Standards No. 69, “Disclosures About Oil and Gas Producing Activities,” estimates of future net revenues from proved reserves have been prepared using year-end contractual gas prices and related costs. Numerous uncertainties are inherent in estimating volumes and the value of proved reserves and in projecting future production rates and the timing of development of non-producing reserves. Such reserve estimates are subject to change as additional information becomes available. The reserves actually recovered and the timing of production may be substantially different from the reserves estimates.
Contingencies
Contingencies related to the Underlying Properties that are unfavorably resolved would generally be reflected by the Trust as reductions to future royalty income payments to the Trust with corresponding reductions to cash distributions to Unit holders. The Trustee is aware of no such items as of September 30, 2005.
Use of Estimates
The preparation of financial statements in conformity with the basis of accounting described above requires management to make estimates and assumptions that affect the reported amounts of certain assets, liabilities, revenues and expenses as of and for the reporting period. Actual results may differ from such estimates.

Item 3. Qualitative and Quantative Disclosures About Market Risk
There have been no material changes in the Trust’s market risk, as disclosed in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.
Item 4. Controls and Procedures
As of the end of the period covered by this report, the Trustee carried out an evaluation of the effectiveness of the design and operation of the Trust’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15. Based upon that evaluation, the Trustee concluded that the Trust’s disclosure control and procedures are effective in timely alerting the Trustee to material information relating to the Trust required to be included in the Trust’s periodic filings with the Securities and Exchange Commission. In its evaluation of disclosure controls and procedures, the Trustee has relied, to the extent considered reasonable, on information provided by Burlington Resources Oil & Gas Company LP, the owner of the Waddell Ranch properties, and Riverhill Energy Corporation, the owner of the Texas Royalty properties. There has not been any change in the Trust’s internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting.

PART II – OTHER INFORMATION
Items 1 through 5.
Not applicable.
Item 6. Exhibits and Reports on Form 8-K
4.1	Permian Basin Royalty Trust Indenture dated November 3, 1980, between Southland Royalty Company (now Burlington Resources Oil & Gas Company LP) and The First National Bank of Fort Worth (now Bank of America, N.A.), as Trustee, heretofore filed as Exhibit (4)(a) to the Trust’s Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980 is incorporated herein by reference.

4.2	Net Overriding Royalty Conveyance (Permian Basin Royalty Trust) from Southland Royalty Company (now Burlington Resources Oil & Gas Company LP) to The First National Bank of Fort Worth (now Bank of America, N.A.), as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit (4)(b) to the Trust’s Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980 is incorporated herein by reference.

4.3	Net Overriding Royalty Conveyance (Permian Basin Royalty Trust — Waddell Ranch) from Southland Royalty Company (now Burlington Resources Oil & Gas Company LP) to The First National Bank of Fort Worth (now Bank of America, N.A.), as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit (4)(c) to the Trust’s Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980 is incorporated herein by reference.

10.1	Registration Rights Agreement dated as of July 21, 2004 by and between Burlington Resources, Inc. and Bank of America, N.A., as trustee of Permian Basin Royalty Trust, heretofore filed as Exhibit 10.1 to the Trust’s Quarterly Report on Form 10-Q to the Securities and Exchange Commission for the quarterly period ended June 30, 2004 is incorporated herein by reference.

15.1	Awareness Letter of Deloitte & Touche LLP.

31.1	Certification by Ron E. Hooper, Senior Vice President and Trust Administrator of Bank of America, Trustee of Permian Basin Royalty Trust, dated November 8, 2005 and submitted pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate by Bank of America, Trustee of Permian Basin Royalty Trust, dated November 8, 2005 and submitted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

BANK OF AMERICA, N.A.,
TRUSTEE FOR THE
PERMIAN BASIN ROYALTY TRUST

	By:	/s/ RON E. HOOPER

Ron E. Hooper,
Senior Vice President and Trust Administrator
Bank of America, N.A.

Date: November 8, 2005
(The Trust has no directors or executive officers.)

INDEX TO EXHIBITS

Exhibit
Number	Exhibit
4.1	Permian Basin Royalty Trust Indenture dated November 3, 1980, between Southland Royalty Company (now Burlington Resources Oil & Gas Company LP) and The First National Bank of Fort Worth (now Bank of America, N.A.), as Trustee, heretofore filed as Exhibit (4)(a) to the Trust’s Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980 is incorporated herein by reference.*

4.2	Net Overriding Royalty Conveyance (Permian Basin Royalty Trust) from Southland Royalty Company (now Burlington Resources Oil & Gas Company LP) to The First National Bank of Fort Worth (now Bank of America, N.A.), as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit (4)(b) to the Trust’s Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980 is incorporated herein by reference.*

4.3	Net Overriding Royalty Conveyance (Permian Basin Royalty Trust — Waddell Ranch) from Southland Royalty Company (now Burlington Resources Oil & Gas Company LP) to The First National Bank of Fort Worth (now Bank of America, N.A.), as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit (4)(c) to the Trust’s Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980 is incorporated herein by reference.*

10.1	Registration Rights Agreement dated as of July 21, 2004 by and between Burlington Resources, Inc. and Bank of America, N.A., as trustee of Permian Basin Royalty Trust, heretofore filed as Exhibit 10.1 to the Trust’s Quarterly Report on Form 10-Q to the Securities and Exchange Commission for the quarterly period ended June 30, 2004 is incorporated herein by reference.

15.1	Awareness Letter of Deloitte & Touche LLP.

31.1	Certification by Ron E. Hooper, Senior Vice President and Trust Administrator of Bank of America, Trustee of Permian Basin Royalty Trust, dated November 8, 2005 and submitted pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate by Bank of America, Trustee of Permian Basin Royalty Trust, dated November 8, 2005 and submitted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

*	A copy of this Exhibit is available to any Unit holder, at the actual cost of reproduction, upon written request to the Trustee, Bank of America, N.A., 901 Main Street, Dallas, Texas 75202.