Form 10-K
period 2005-12-31
PERMIAN BASIN ROYALTY TRUST
filed 2006-03-15
CIK 319654

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
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
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer [ ]                     Accelerated filer [X]                     Non-accelerated filer [ ]
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $288,701,104.
     At March 1, 2006, there were 46,608,796 Units of Beneficial Interest of the Trust outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
     “Units of Beneficial Interest” at page 1; “Trustee’s Discussion and Analysis for the Three-Year Period Ended December 31, 2005” at pages 7 through 11; “Results of the 4th Quarters of 2005 and 2004” at page 10; and “Statements of Assets, Liabilities and Trust Corpus,” “Statements of Distributable Income,” “Statements of Changes in Trust Corpus,” “Notes to Financial Statements” and “Report of Independent Registered Public Accounting Firm” at page 12 et seq., in registrant’s Annual Report to security holders for fiscal year ended December 31, 2005 are incorporated herein by reference for Item 5, Item 7 and Item 8 of Part II of this Report.

FORWARD LOOKING INFORMATION
     Certain information included in this report contains, and other materials filed or to be filed by the Trust with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Trust) may contain or include, forward looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. Such forward looking statements may be or may concern, among other things, capital expenditures, drilling activity, development activities, production efforts and volumes, hydrocarbon prices and the results thereof, and regulatory matters. Although the Trustee believes that the expectations reflected in such forward looking statements are reasonable, such expectations are subject to numerous risks and uncertainties and the Trustee can give no assurance that they will prove correct. There are many factors, none of which is within the Trustee’s control, that may cause such expectations not to be realized, including, among other things, factors such as actual oil and gas prices and the recoverability of reserves, capital expenditures, general economic conditions, actions and policies of petroleum-producing nations and other changes in the domestic and international energy markets and the factors identified under Item 1A, “Risk Factors.” Such forward looking statements generally are accompanied by words such as “estimate,” “expect,” “anticipate,” “goal,” “should,” “assume,” “believe,” or other words that convey the uncertainty of future events or outcomes.

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
     In 1985, Southland Royalty became a wholly-owned subsidiary of Burlington Northern Inc. (“BNI”). In 1988, BNI transferred its natural resource operations to Burlington Resources Inc. (“BRI”) as a result of which Southland Royalty became a wholly-owned indirect subsidiary of BRI. As a result of this transfer, Meridian Oil Inc. (“MOI”), which was the parent company of Southland Royalty, became a wholly owned direct subsidiary of BRI. In 1996, Southland Royalty was merged with and into MOI. As a result of this merger, the separate corporate existence of Southland Royalty ceased and MOI survived and succeeded to the ownership of all of the assets of Southland Royalty and assumed all of its rights, powers, privileges, liabilities and obligations. In 1996, MOI changed its name to Burlington Resources Oil & Gas Company, now Burlington Oil & Gas Company LP (“BROG”). On December 12, 2005, BRI and ConocoPhillips announced a proposed transaction pursuant to which ConocoPhillips would acquire BRI, subject to shareholder approval by BRI.
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
Website/SEC Filings
     Our Internet address is http://www.pbt-permianbasintrust.com. You can review, free of charge, the filings the Trust has made with respect to its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. We shall post these reports as soon as reasonably practicable after we electronically file them with, or furnish them to the SEC.
Item 1A. Risk Factors
Crude oil and natural gas prices are volatile and fluctuate in response to a number of factors; Lower prices could reduce the net proceeds payable to the Trust and Trust distributions.
     The Trust’s monthly distributions are highly dependent upon the prices realized from the sale of crude oil and natural gas and a material decrease in such prices could reduce the amount of cash distributions paid to Unit holders. Crude oil and natural gas prices can fluctuate widely on a month-to-month basis in response to a variety of factors that are beyond the control of the Trust. Factors that contribute to price fluctuation include, among others:

•	political conditions in major oil producing regions, especially in the Middle East;

•	worldwide economic conditions;

•	weather conditions;

•	the supply and price of domestic and foreign crude oil or natural gas;

•	the level of consumer demand;

•	the price and availability of alternative fuels;

•	the proximity to, and capacity of, transportation facilities;

•	the effect of worldwide energy conservation measures; and

•	the nature and extent of governmental regulation and taxation.
     When crude oil and natural gas prices decline, the Trust is affected in two ways. First, net income from the Royalties is reduced. Second, exploration and development activity on the Underlying Properties may decline as some projects may become uneconomic and are either delayed or eliminated. It is impossible to predict future crude oil and natural gas price movements, and this reduces the predictability of future cash distributions to Unit holders.
Increased production and development costs attributable to the Royalties will result in decreased Trust distributions unless revenues also increase.
     Production and development costs attributable to the Royalties are deducted in the calculation of the Trust’s share of net proceeds. Accordingly, higher or lower production and development costs will directly decrease or increase the amount received by the Trust from the Royalties. For example, the costs of electricity that will be included in production and development costs deducted in calculating the Trust’s share of 2006 net proceeds could increase compared to the electrical costs incurred during 2005 principally as a result of higher fuel surcharges which could be charged by the third party electricity provider in response to the higher costs of natural gas consumed to generate the electricity. These increased costs could reduce the Trust share of 2006 net proceeds below the level that would exist if such costs remained at the level experienced in 2005. If production and development costs attributable to the Royalties exceed the gross proceeds related to production from the Underlying Properties, the Trust will not receive net proceeds until future proceeds from production exceed the total of the excess costs plus accrued interest during the deficit period. Development activities may not generate sufficient additional proceeds to repay the costs.
Trust reserve estimates depend on many assumptions that may prove to be inaccurate, which could cause both estimated reserves and estimated future net revenues to be too high, leading to write-downs of estimated reserves.
     The value of the Units will depend upon, among other things, the reserves attributable to the Royalties from the Underlying Properties. The calculations of proved reserves and estimating reserves is inherently uncertain. In addition, the estimates of future net revenues are based upon various assumptions regarding future production levels, prices and costs that may prove to be incorrect over time.
     The accuracy of any reserve estimate is a function of the quality of available data, engineering interpretation and judgment, and the assumptions used regarding the quantities of recoverable crude oil and natural gas and the future prices of crude oil and natural gas. Petroleum engineers consider many factors and make many assumptions in estimating reserves. Those factors and assumptions include:
•	historical production from the area compared with production rates from similar producing areas;

•	the effects of governmental regulation;

•	assumptions about future commodity prices, production and development costs, taxes, and capital expenditures;

•	the availability of enhanced recovery techniques; and

•	relationships with landowners, working interest partners, pipeline companies and others.
     Changes in any of these factors and assumptions can materially change reserve and future net revenue estimates. The Trust’s estimate of reserves and future net revenues is further complicated because the Trust holds an interest in net overriding royalties and does not own a specific percentage of the crude oil or natural gas reserves. Ultimately, actual production, revenues and expenditures for the Underlying Properties, and therefore actual net proceeds payable to the Trust, will vary from estimates and those variations could be material. Results of drilling, testing and production after the date of those estimates may require substantial downward revisions or write-downs of reserves.
The assets of the Trust are depleting assets and, if BROG and the other operators developing the Underlying Properties do not perform additional development projects, the assets may deplete faster than expected. Eventually, the assets of the Trust will cease to produce in commercial quantities and the Trust will cease to receive proceeds from such assets. In addition, a reduction in depletion tax benefits may reduce the market value of the Units.
     The net proceeds payable to the Trust are derived from the sale of depleting assets. The reduction in proved reserve quantities is a common measure of depletion. Future maintenance and development projects on the Underlying Properties will affect the quantity of proved reserves and can offset the reduction in proved reserves. The timing and size of these projects will depend on the market prices of crude oil and natural gas. If the operators developing the Underlying Properties, including BROG, do not implement additional maintenance and development projects, the future rate of production decline of proved reserves may be higher than the rate currently expected by the Trust.
     Because the net proceeds payable to the Trust are derived from the sale of depleting assets, the portion of distributions to Unit holders attributable to depletion may be considered a return of capital as opposed to a return on investment. Distributions that are a return of capital will ultimately diminish the depletion tax benefits available to the Unit holders, which could reduce the market value of the Units over time. Eventually, the Royalties will cease to produce in commercial quantities and the Trust will, therefore, cease to receive any distributions of net proceeds therefrom.
The market price for the Units may not reflect the value of the royalty interests held by the Trust.
     The public trading price for the Units tends to be tied to the recent and expected levels of cash distribution on the Units. The amounts available for distribution by the Trust vary in response to numerous factors outside the control of the Trust, including prevailing prices for crude oil and natural gas produced from the Royalties. The market price is not necessarily indicative of the value that the Trust would realize if it sold those Royalties to a third party buyer. In addition, such market price is not necessarily reflective of the fact that since the assets of the Trust are depleting assets, a portion of each cash distribution paid on the Units should be considered by investors as a return of capital, with the remainder being considered as a return on investment. There is no guarantee that distributions made to a Unit holder over the life of these depleting assets will equal or exceed the purchase price paid by the Unit holder.
Operational risks and hazards associated with the development of the Underlying Properties may decrease Trust distributions.
     There are operational risks and hazards associated with the production and transportation of crude oil and natural gas, including without limitation natural disasters, blowouts, explosions, fires, leakage of crude oil or natural gas, mechanical failures, cratering, and pollution. Any of these or similar occurrences could result in the interruption of operations, personal injury or loss of life, property damage, damage to productive formations or equipment, or damage to the environment. The uninsured costs resulting from any of these or similar occurrences would be deducted as a cost of production in calculating the net proceeds payable to the Trust and would therefore reduce Trust distributions by the amount of such uninsured costs.
Terrorism and continued hostilities in the Middle East could decrease Trust distributions or the market price of the Units.
     Terrorist attacks and the threat of terrorist attacks, whether domestic or foreign, as well as the military or other actions taken in response, cause instability in the global financial and energy markets. Terrorism, the war in Iraq and other sustained military campaigns could adversely affect Trust distributions or the market price of the Units in unpredictable ways, including through the disruption of fuel supplies and markets, increased volatility in crude oil and natural gas prices, or the possibility that the infrastructure on which the operators developing the Underlying Properties rely could be a direct target or an indirect casualty of an act of terror.
Unit holders and the Trustee have no influence over the operations on, or future development of, the Underlying Properties.
     Neither the Trustee nor the Unit holders can influence or control the operations on, or future development of, the Underlying Properties. The failure of an operator to conduct its operations, discharge its obligations, deal with regulatory agencies or comply with laws, rules and regulations, including environmental laws and regulations, in a proper manner could have an adverse effect on the net proceeds payable to the Trust. The current operators developing the Underlying Properties are under no obligation to continue operations on the Underlying Properties. Neither the Trustee nor the Unit holders have the right to replace an operator.
The operators developing the Texas Royalty properties have no duty to protect the interests of the Unit holders, and do not have sole discretion regarding development activities on the Underlying Properties.
     Under the terms of a typical operating agreement relating to oil and gas properties, the operator owes a duty to working interest owners to conduct its operations on the properties in a good and workmanlike manner and in accordance with its best judgment of what a prudent operator would do under the same or similar circumstances. BROG is the operator of record of the Waddell Ranch overriding royalty interests and in such capacity owes the Trust a contractual duty under the conveyance agreement for that overriding royalty interest to operate the Waddell Ranch properties in good faith and in accordance with a prudent operator standard. The operators of the properties burdened by the Texas Royalty properties’ overriding royalty interests, however, have no contractual or fiduciary duty to protect the interests of the Trust or the Unit holders other than indirectly through its duty of prudent operations to the unaffiliated owners of the working interests in those properties.
     In addition, even if an operator, including BROG in the case of the Waddell Ranch properties, concludes that a particular development operation is prudent on a property, it may be unable to undertake such activity unless it is approved by the requisite approval of the working interest owners of such properties (typically the owners of at least a majority of the working interests). Even if the Trust concludes that such activities in respect of any of its overriding royalty interests would be in its best interests, it has no right to cause those activities to be undertaken.
The operator developing any Underlying Property may transfer its interest in the property without the consent of the Trust or the Unit holders.
     Any operator developing any of the Underlying Properties may at any time transfer all or part of its interest in the Underlying Properties to another party. Neither the Trust nor the Unit holders are entitled to vote on any transfer of the properties underlying the Royalties, and the Trust will not receive any proceeds of any such transfer. Following any transfer, the transferred property will continue to be subject to the Royalties, but the net proceeds from the transferred property will be calculated separately and paid by the transferee. The transferee will be responsible for all of the transferor’s obligations relating to calculating, reporting and paying to the Trust the Royalties from the transferred property, and the transferor will have no continuing obligation to the Trust for that property.
The operator developing any Underlying Property may abandon the property, thereby terminating the Royalties payable to the Trust.
     The operators developing the Underlying Properties, or any transferee thereof, may abandon any well or property without the consent of the Trust or the Unit holders if they reasonably believe that the well or property can no longer produce in commercially economic quantities. This could result in the termination of the Royalties relating to the abandoned well or property.
The Royalties can be sold and the Trust would be terminated.
     The Trustee must sell the Royalties if the holders of 75% or more of the Units approve the sale or vote to terminate the Trust. The Trustee must also sell the Royalties if they fail to generate net revenue for the Trust of at least $1,000,000 per year over any consecutive two-year period. Sale of all of the Royalties will terminate the Trust. The net proceeds of any sale will be distributed to the Unit holders.
Unit holders have limited voting rights and have limited ability to enforce the Trust’s rights against the current or future operators developing the Underlying Properties.
     The voting rights of a Unit holder are more limited than those of stockholders of most public corporations. For example, there is no requirement for annual meetings of Unit holders or for an annual or other periodic re-election of the Trustee.
     The Trust indenture and related trust law permit the Trustee and the Trust to sue BROG, Riverhill Energy Corporation or any other future operators developing the Underlying Properties to compel them to fulfill the terms of the conveyance of the Royalties. If the Trustee does not take appropriate action to enforce provisions of the conveyance, the recourse of the Unit holders would likely be limited to bringing a lawsuit against the Trustee to compel the Trustee to take specified actions. Unit holders probably would not be able to sue BROG, Riverhill Energy Corporation or any other future operators developing the Underlying Properties.
Financial information of the Trust is not prepared in accordance with GAAP.
     The financial statements of the Trust are prepared on a modified cash basis of accounting, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States, or GAAP. Although this basis of accounting is permitted for royalty trusts by the U.S. Securities and Exchange Commission, the financial statements of the Trust differ from GAAP financial statements because revenues are not accrued in the month of production and cash reserves may be established for specified contingencies and deducted which could not be accrued in GAAP financial statements.
The limited liability of the Unit holders in uncertain.
     The Unit holders are not protected from the liabilities of the Trust to the same extent that a shareholder would be protected from a corporation’s liabilities. The structure of the Trust does not include the interposition of a limited liability entity such as a corporation or limited partnership which would provide further limited liability protection to Unit holders. While the Trustee is liable for any excess liabilities incurred if the Trustee fails to insure that such liabilities are to be satisfied only out of Trust assets, under the laws of Texas, which are unsettled on this point, a holder of Units may be jointly and severally liable for any liability of the Trust if the satisfaction of such liability was not contractually limited to the assets of the Trust and the assets of the Trust and the Trustee are not adequate to satisfy such liability. As a result, Unit holders may be exposed to personal liability.

Item 1B. Unresolved Staff Comments
     The Trust has not received any written comments from the Commission staff regarding its periodic or current reports under the Act within the 180 days preceding December 31, 2005.
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
PRODUCING ACREAGE, WELLS AND DRILLING
     Waddell Ranch Properties. The Waddell Ranch properties consist of 76,922 gross (33,246 net) producing acres. A majority of the proved reserves are attributable to six fields: Dune, Sand Hills (Judkins), Sand Hills (McKnight), Sand Hills (Tubb), University-Waddell (Devonian) and Waddell. At December 31, 2005, the Waddell Ranch properties contained 782 gross (349 net) productive oil wells, 193 gross (91 net) productive gas wells and 316 gross (137 net) injection wells.
     BROG is operator of record of the Waddell Ranch properties. All field, technical and accounting operations have been contracted by an agreement between the working interest owners and Schlumberger Integrated Project Management (IPM) but remain under the direction of BROG.
     The Waddell Ranch properties are mature producing properties, and all of the major oil fields are currently being waterflooded for the purpose of facilitating enhanced recovery. Proved reserves and estimated future net revenues attributable to the properties are included in the reserve reports summarized below. BROG does not own the full working interest in any of the tracts constituting the Waddell Ranch properties and, therefore, implementation of any development programs will require approvals of other working interest holders as well as BROG. In addition, implementation of any development programs will be dependent upon oil and gas prices currently being received and anticipated to be received in the future. There were 6 gross (3 net) wells drilled and completed on the Waddell Ranch properties during 2005. At December 31, 2005, there were no wells in progress on the Waddell Ranch properties. There were 4 gross (2 net) wells drilled and completed on the Waddell Ranch properties during 2004. At December 31, 2004 there were no wells in progress on the Waddell Ranch properties. There were 2 gross (.88 net) wells drilled and completed on the Waddell Ranch properties during 2003. At December 31, 2003 there were no wells in progress on the Waddell Ranch properties.
     BROG has advised the Trustee that the total amount of capital expenditures for 2005 with regard to the Waddell Ranch properties totaled $14.7 million. Capital expenditures include the cost of remedial and maintenance activities. This amount spent is approximately $.4 million more than the budgeted amount projected by BROG for 2005. BROG has advised the Trustee that the capital expenditures budget for 2006 totals approximately $30.3 million, of which approximately $14.3 million (gross) is attributable to the 2006 drilling program, and $15.0 million (gross) to workovers and recompletions. Accordingly, there is a 106% increase in capital expenditures for 2006 as compared with the 2005 capital expenditures. The major reason for the variance is the increase in the number of planned capital drill wells and rising costs of goods and services. There will be 18 new drill wells in 2006 as compared to 6 in 2005.
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
     Well Count and Acreage Summary. The following table shows as of December 31, 2005, the gross and net producing wells and acres for the BROG and Riverhill interests. The net wells and acres are determined by multiplying the gross wells or acres by the BROG and Riverhill interests owner’s working interest in the wells or acres. There is very little undeveloped acreage held by the Trust, and all this is held by production.

	NUMBER OF WELLS		ACRES
	Gross	Net	Gross	Net
BROG and Riverhill Interests	1,291	577	76,922	33,246
OIL AND GAS PRODUCTION
     The Trust recognizes production during the month in which the related distribution is received. Production of oil and gas attributable to the Royalties and the Underlying Properties and the related average sales prices attributable to the Underlying Properties for the three years ended December 31, 2005, excluding portions attributable to the adjustments discussed below, were as follows:

	Waddell Ranch			Texas Royalty
	Properties			Properties			Total
	2005	2004	2003	2005	2004	2003	2005	2004	2003
Royalties:
Production
Oil (barrels)	501,499	471,441	395,226	325,776	307,611	304,176	827,275	779,052	699,402
Gas (Mcf)	3,052,103	2,642,599	2,510,904	556,675	602,518	650,017	3,608,778	3,245,117	3,160,921
Underlying Properties:
Production
Oil (barrels)	899,197	873,466	858,225	359,387	349,113	342,619	1,258,584	1,222,579	1,200,844
Gas (Mcf)	5,517,845	5,291,295	5,509,899	614,871	684,572	734,057	6,132,716	5,975,867	6,243,956
Average Price
Oil/barrel	$49.35	$37.13	$28.25	$48.97	$34.89	$27.70	$49.20	$36.25	$27.97
Gas/Mcf	$6.90	$5.47	$4.61	$8.22	$5.79	$4.92	$7.11	$5.53	$4.69

     Since the oil and gas sales attributable to the Royalties are based on an allocation formula that is dependent on such factors as price and cost (including capital expenditures), production amounts do not necessarily provide a meaningful comparison.
     Waddell Ranch properties lease operating expense for 2005 was $25.1 million (gross) and $9.1 million (net). The lease operating expense increased 13% from 2004 to 2005 primarily because of an increase in electrical costs. Waddell Ranch lifting cost on a barrel of oil equivalent (BOE) basis was $6.05/bbl. The lifting cost on a barrel of total fluid produced (BTF) basis was $.50/bbl.
PRICING INFORMATION
     Reference is made to the caption entitled “Regulation” for information as to federal regulation of prices of natural gas. The following paragraphs provide information regarding sales of oil and gas from the Waddell Ranch properties. As a royalty owner, Riverhill is not furnished detailed information regarding sales of oil and gas from the Texas Royalty properties.
     Oil. The Trustee has been advised by BROG that for the period August 1, 1993 through February 28, 2006, the oil from the Waddell Ranch properties was and will be sold under a competitive bid to independent third parties.
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
     The independent petroleum engineers’ reports as to the proved oil and gas reserves attributable to the Royalties conveyed to the Trust were obtained from Cawley, Gillespie & Associates, Inc. The following table presents a reconciliation of proved reserve quantities from January 1, 2003 through December 31, 2005 (in thousands):

	Waddell Ranch		Texas Royalty		Total
	Properties		Properties
	Oil	Gas	Oil	Gas	Oil	Gas
	(Bbls)	(Mcf)	(Bbls)	(Mcf)	(Bbls)	(Mcf)
January 1, 2003	4,047	22,940	3,439	5,565	7,486	28,505
Extensions, discoveries, and other additions	0	0	0	0	0	0
Revisions of previous estimates	(121)	1,393	241	510	120	1,903
Production	(395)	(2,511)	(304)	(650)	(699)	(3,161)

December 31, 2003	3,531	21,822	3,376	5,425	6,907	27,247
Extensions, discoveries, and other additions	0	0	0	0	0	0
Revisions of previous estimates	546	2,692	434	1,091	980	3,783
Production	(471)	(2,643)	(308)	(602)	(779)	(3,245)

December 31, 2004	3,606	21,871	3,502	5,914	7,108	27,785
Extensions, discoveries, and other additions	84	415	0	0	84	415
Revisions of previous estimates	126	1,695	359	246	485	1,941
Production	(501)	(3,052)	(326)	(557)	(827)	(3,609)

December 31, 2005	3,315	20,929	3,535	5,603	6,850	26,532
     Estimated quantities of proved developed reserves of crude oil and natural gas as of December 31, 2005, 2004 and 2003 were as follows (in thousands):

	Crude Oil	Natural Gas
	(Bbls)	(Mcf)
December 31, 2005	6,764	25,877
December 31, 2004	6,988	27,545
December 31, 2003	6,470	26,475
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
The 2005, 2004 and 2003 change in the standardized measure of discounted future net cash revenues related to future royalty income from proved reserves attributable to the Royalties discounted at 10% is as follows (in thousands):

		Waddell Ranch			Texas Royalty			Total
		Properties			Properties
	2005	2004	2003	2005	2004	2003	2005	2004	2003
January 1	$156,014	$117,755	$117,234	$81,179	$57,796	$55,972	$237,193	$175,551	$173,206
Extensions, discoveries, and other additions	3,743	0	0	0	0	0	3,743	0	0

Accretion of discount	15,601	11,776	11,723	8,118	5,780	5,597	23,719	17,556	17,320
Revisions of previous estimates and other	56,830	57,820	10,318	34,833	31,283	7,303	91,663	89,103	17,621

Royalty income	(43,491)	(31,337)	(21,520)	(19,476)	(13,680)	(11,076)	(62,967)	(45,017)	(32,596)

December 31	$188,697	$156,014	$117,755	$104,654	$81,179	$57,796	$293,351	$237,193	$175,551

Oil and gas prices of $54.89 and $54.02 per barrel and $6.38 and $7.06 per Mcf were used to determine the estimated future net revenues from the Waddell Ranch properties and the Texas Royalty properties, respectively, at December 31, 2005. The upward revisions of both reserves and discounted future net cash flows for the Waddell Ranch properties and the Texas Royalty properties are primarily due to increase in oil and gas prices from 2004 to 2005.
Oil and gas prices of $37.90 and $39.07 per barrel and $6.22 and $6.61 per Mcf were used to determine the estimated future net revenues from the Waddell Ranch properties and the Texas Royalty properties, respectively, at December 31, 2004. The upward revisions of both reserves and discounted future net cash flows for the Waddell Ranch properties and the Texas Royalty properties were mostly due to increase in oil and gas prices from 2003 to 2004.
Oil and gas prices of $30.70 and $29.91 per barrel and $4.76 and $4.71 per Mcf, respectively, were used to determine the estimated future net revenues from the Waddell Ranch properties and the Texas Royalty properties, respectively, at December 31, 2003. The upward revisions of both reserves and discounted future net cash flows for the Waddell Ranch properties and the Texas Royalty properties were primarily due to increases in oil and gas prices from 2002 to 2003.
The following presents estimated future net revenue and the present value of estimated future net revenue attributable to the Royalties, for each of the years ended December 31, 2005, 2004 and 2003 (in thousands except amounts per Unit):

	2005		2004		2003
	Estimated	Present	Estimated	Present	Estimated	Present
	Future Net	Value at	Future Net	Value at	Future Net	Value at
	Revenue	10%	Revenue	10%	Revenue	10%
Total Proved
Waddell Ranch properties	$298,417	$188,697	$257,563	$156,014	$200,297	$117,755
Texas Royalty properties	$219,657	$104,654	$167,402	$81,179	120,410	57,796

Total	$518,074	$293,351	$424,965	$237,193	$320,707	$175,551
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
Federal Natural Gas Regulation
The Federal Energy Regulatory Commission (the “FERC”) is primarily responsible for federal regulation of natural gas. The interstate transportation and sale for resale of natural gas is subject to federal governmental regulation, including regulation of transportation and storage tariffs and various other matters, by FERC. On August 8, 2005, Congress enacted the Energy Policy Act of 2005. The Energy Policy Act, among other things, amended the Natural Gas Act to prohibit market manipulation by any entity, to direct FERC to facilitate market transparency in the market for sale or transportation of physical natural gas in interstate commerce, and to significantly increase the penalties for violations of the Natural Gas Act, the Natural Gas Policy Act of 1978, or FERC rules, regulations or orders thereunder. Wellhead sales of domestic natural gas are not subject to regulation. Consequently, sales of natural gas may be made at market prices, subject to applicable contract provisions.
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
Item 4. Submission of Matters to a Vote of Security Holders
No matters were submitted to a vote of Unit holders, through the solicitation of proxies or otherwise, during the fourth quarter ended December 31, 2005.
PART II
Item 5. Market for Units of the Trust, Related Security Holder Matters and Trust Purchases of Units
The information under “Units of Beneficial Interest” at page 1 of the Trust’s Annual Report to security holders for the year ended December 31, 2005, is herein incorporated by reference.
The Trust has no equity compensation plans and has not repurchased any units during the period covered by this report.

Item 6. Selected Financial Data

	For the Year Ended December 31,
	2005	2004	2003	2002	2001
Royalty income	$62,967,150	$45,016,670	$32,596,078	$23,830,604	$39,816,141
Distributable income	$62,267,669	44,546,743	32,113,125	23,415,406	39,473,395
Distributable income per Unit	1.335964	.955758	0.688993	0.502382	0.846908
Distributions per Unit	1.335964	.955758	0.688993	0.502382	0.846908
Total assets, December 31	$8,874,678	$7,224,412	$4,865,569	$4,543,780	$4,213,606
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation
     The “Trustee’s Discussion and Analysis for the Three Year Period Ended December 31, 2005” and “Results of the 4th Quarters of 2005 and 2004” at pages 7 et seq. of the Trust’s Annual Report to security holders for the year ended December 31, 2005 is herein incorporated by reference.
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
Item 8. Financial Statements and Supplementary Data
     The Financial Statements of the Trust and the notes thereto at page 12 et seq. of the Trust’s Annual Report to security holders for the year ended December 31, 2005, are herein incorporated by reference.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     There have been no changes in accountants and no disagreements with accountants on any matter of accounting principles or practices or financial statement disclosures during the twenty-four months ended December 31, 2005.
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
Changes in Internal Control over Financial Reporting
     There has not been any change in the Trust’s internal control over financial reporting during the fourth quarter of 2005 that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting.
Trustee’s Report on Internal Control Over Financial Reporting
     The Trustee is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Securities and Exchange Act of 1934, as amended. The Trustee conducted an evaluation of the effectiveness of the Trust’s internal control over financial reporting – modified cash basis (“internal control over financial reporting”) based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Trustee’s evaluation under the framework in Internal Control-Integrated Framwork, the Trustee concluded that the Trust’s internal control over financial reporting was effective as of December 31, 2005. The Trustee’s assessment of the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2005 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Unit Holders of Permian Basin Royalty Trust and
Bank of America, N.A., Trustee
We have audited the Trustee’s assessment, included in the accompanying Trustee’s report on internal control over financial reporting that Permian Basin Royalty Trust (the “Trust”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Trustee is responsible for maintaining effective internal control over financial reporting — modified cash basis (“internal control over financial reporting”) and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on the Trustee’s assessment and an opinion on the effectiveness of the Trust’s internal control over financial reporting based on our audit.
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
In our opinion, the Trustee’s assessment that the Trust maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statements of assets, liabilities and trust corpus of Permian Basin Royalty Trust (the “Trust”) as of December 31, 2005 and 2004, and the related statements of distributable income and changes in trust corpus for each of the three years in the period ended December 31, 2005, which financial statements have been prepared on the modified cash basis of accounting as described in Note 3 to such financial statements, and our report dated March 14, 2006 expressed an unqualified opinion on those financial statements.
DELOITTE & TOUCHE LLP
Dallas, Texas
March 14, 2006

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
     The Trust has no directors or officers and based solely on its review of the reports received by it, the Trust believes that during the fiscal year of 2005, no person who was a beneficial owner of more than ten percent the Trust’s Units failed to file on a timely basis any report required by Section 16(a), with the exception of filings related to sales of units of the Trust on two occasions that were inadvertently untimely filed by BROG.
CODE OF ETHICS
     Because the Trust has no employees, it does not have a code of ethics. Employees of the Trustee, Bank of America, N.A., must comply with the bank’s code of ethics, a copy of which will be provided to Unit holders, without charge, upon request made to Bank of America, N.A., Trustee, P.O. Box 830650, Dallas, Texas 75202, Attention: Ron Hooper.
Item 11. Executive Compensation
     During the years ended December 31, 2005, 2004 and 2003, the Trustee received total remuneration as follows:

Name of Individual or Number	Cash
of Persons in Group	Compensation		Year
Bank of America, N.A	$78,294	(1)	2005
	$46,693	(1)	2004
	$41,608	(1)	2003

(1)	Under the Trust Indenture, the Trustee is entitled to an administrative fee for its administrative services, preparation of quarterly and annual statements with attention to tax and legal matters of: (i) 1/20 of 1% of the first $100 million and (ii) Trustee’s standard hourly rate in excess of 300 hours annually. The administrative fee is subject to reduction by a credit for funds provision.
Item 12. Security Ownership of Certain Beneficial Owners and Management
     (a) Security Ownership of Certain Beneficial Owners. The following table sets forth as of March 1, 2006, information with respect to each person known to own beneficially more than 5% of the outstanding Units of the Trust:

	Amount and Nature of
Name and Address	Beneficial Ownership	Percent of Class
Burlington Resources Oil & Gas Company LP(1) 717 Texas Avenue, Suite 2100 Houston, Texas 77002	9,620,741 Units	20.6%

(1)	Based on information provided to the Trustee by BROG.
     (b) Security Ownership of Management. The Trustee does not beneficially own any securities of the Trust. In various fiduciary capacities, Bank of America, N.A. owned as of March 1, 2006, an aggregate of 146,293 Units with no right to vote all of these Units, shared right to vote none of these Units and sole right to vote none of these Units. Bank of America, N.A., disclaims any beneficial interests in these Units. The number of Units reflected in this paragraph includes Units held by all branches of Bank of America, N.A.
     (c) Change In Control. The Trustee knows of no arrangements which may subsequently result in a change in control of the Trust.
Item 13. Certain Relationships and Related Transactions
     The Trust has no directors or executive officers. See Item 11 for the remuneration received by the Trustee during the years ended December 31, 2005, 2004 and 2003 and Item 12(b) for information concerning Units owned by Bank of America, N.A. in various fiduciary capacities.
Item 14. Principal Accounting Fees and Services. Fees for services performed by Deloitte & Touche LLP for the years ended December 31, 2005 and 2004 are:

	2005	2004
Audit Fees	$132,850	$65,000
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—

Total	$132,850	$65,000
     As referenced in Item 10 above, the Trust has no audit committee, and as a result, has no audit committee pre-approval policy with respect to fees paid to Deloitte & Touche LLP.
PART IV
Item 15. Exhibits, Financial Statement Schedules
     The following documents are filed as a part of this Report:
1. Financial Statements
     Included in Part II of this Report by reference to the Annual Report of the Trust for the year ended December 31, 2005:
Report of Independent Registered Public Accounting Firm
Statements of Assets, Liabilities and Trust Corpus at December 31, 2005 and 2004

Statements of Distributable Income for Each of the Three Years in the Period Ended December 31, 2005
Statements of Changes in Trust Corpus for Each of the Three Years in the Period Ended December 31, 2005
Notes to Financial Statements
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

(10)(a)	—
Underwriting Agreement dated December 15, 2005 among the Permian Basin Royalty Trust, Burlington Resources, Inc., Burlington Resources Oil & Gas L.P. and Lehman Brothers Inc. and Wachovia Capital Markets, LLC as representatives of the several underwriters, heretofore filed as Exhibit 10.1 to the Trust’s current report filed on Form 8-K to the Securities and Exchange Commission filed on December 19, 2005, is incorporated herein by reference.*

(b)	—
Underwriting Agreement dated August 2, 2005 among the Permian Basin Royalty Trust, Burlington Resources, Inc., Burlington Resources Oil & Gas L.P. and Goldman Sachs & Co. and Lehman Brothers Inc. as representatives of the several underwriters, heretofore filed as Exhibit 10.1 to the Trust’s current report filed on Form 8-K to the Securities and Exchange Commission filed on August 8, 2005, is incorporated herein by reference.*

(c)	—	Registration Rights Agreement dated as of July 21, 2004 by and between Burlington Resources, Inc. and Bank of America, N.A., as trustee of

Exhibit
Number		Exhibit

Permian Basin Royalty Trust, heretofore filed as Exhibit 10.1 to the Trust’s Quarterly Report on Form 10-Q to the Securities and Exchange Commission for the quarterly period ended June 30, 2004 is incorporated herein by reference.*

(13)	—	Registrant’s Annual Report to security holders for fiscal year ended December 31, 2005.**

(23.1)	—	Consent of Cawley, Gillespie & Associates, Inc., reservoir engineer.**

(23.2)	—	Consent of Deloitte & Touche LLP

(31.1)	—	Certification required by Rule 13a-14(a)/15d-14(a).**

(32.1)	—	Certification required by Rule 13a-14(b)/15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002.**

*	A copy of this Exhibit is available to any Unit holder, at the actual cost of reproduction, upon written request to the Trustee, Bank of America, N.A., P.O. Box 830650, Dallas, Texas 75283-0650.

**	Filed herewith.

SIGNATURE
     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

PERMIAN BASIN ROYALTY TRUST

By: BANK OF AMERICA, N.A., Trustee

By: /s/Ron E. Hooper

Ron E. Hooper
Senior Vice President
Date: March 15, 2006
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

(10)(a)	—
Underwriting Agreement dated December 15, 2005 among the Permian Basin Royalty Trust, Burlington Resources, Inc., Burlington Resources Oil & Gas L.P. and Lehman Brothers Inc. and Wachovia Capital Markets, LLC as representatives of the several underwriters, heretofore filed as Exhibit 10.1 to the Trust’s current report filed on Form 8-K to the Securities and Exchange Commission filed on December 19, 2005, is incorporated herein by reference.*

(b)	—
Underwriting Agreement dated August 2, 2005 among the Permian Basin Royalty Trust, Burlington Resources, Inc., Burlington Resources Oil & Gas L.P. and Goldman Sachs & Co. and Lehman Brothers Inc. as representatives of the several underwriters, heretofore filed as Exhibit 10.1 to the Trust’s current report filed on Form 8-K to the Securities and Exchange Commission filed on August 8, 2005, is incorporated herein by reference.*

EXHIBIT
NUMBER		EXHIBIT
(c)	—
Registration Rights Agreement dated as of July 21, 2004 by and between Burlington Resources, Inc. and Bank of America, N.A., as trustee of Permian Basin Royalty Trust, heretofore filed as Exhibit 10.1 to the Trust’s Quarterly Report on Form 10-Q to the Securities and Exchange Commission for the quarterly period ended June 30, 2004 is incorporated herein by reference.*

(13)	—	Registrant’s Annual Report to security holders for fiscal year ended December 31, 2005.**

(23.1)	—	Consent of Cawley, Gillespie & Associates, Inc., reservoir engineer.**

(23.2)	—	Consent of Deloitte & Touche LLP

(31.1)	—	Certification required by Rule 13a-14(a)/15d-14(a).**

(32.1)	—	Certification required by Rule 13a-14(b)/15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002.**

*	A copy of this Exhibit is available to any Unit holder, at the actual cost of reproduction, upon written request to the Trustee, Bank of America, N.A., P.O. Box 830650, Dallas, Texas 75283-0650.

**	Filed herewith.