Form 10-Q
period 2006-03-31
PERMIAN BASIN ROYALTY TRUST
filed 2006-05-09
CIK 319654

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period ended March 31, 2006

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
Large accelerated filer ☐          Accelerated filer ☑           Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☑
     Number of Units of beneficial interest of the Trust outstanding at May 1, 2006: 46,608,796.

PART I FINANCIAL INFORMATION
Item1. Financial Statements
Item2. Trustees Discussion and Analysis
Item3. Qualitative and Quantitative Disclosures About Market Risk
Item4. Controls and Procedures
PART II OTHER INFORMATION
Items 1 through 5.
Item6. Exhibits
SIGNATURES
INDEX TO EXHIBITS
Awareness Letter of Deloitte & Touche LLP
Certification Pursuant to Section 302
Certification Pursuant to Section 906

PERMIAN BASIN ROYALTY TRUST
PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
The condensed financial statements included herein have been prepared by Bank of America, N.A. as Trustee for the Permian Basin Royalty Trust, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Trust’s latest annual report on Form 10-K. In the opinion of the Trustee, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the assets, liabilities and trust corpus of the Permian Basin Royalty Trust at March 31, 2006, and the distributable income and changes in trust corpus for the three-month periods ended March 31, 2006 and 2005 have been included. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.
Deloitte & Touche LLP, an independent registered public accounting firm, has made a limited review of the condensed financial statements as of March 31, 2006 and for the three-month periods ended March 31, 2006 and 2005 as stated in their report included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Unit Holders of Permian Basin Royalty Trust and
Bank of America, N.A., Trustee
We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of Permian Basin Royalty Trust as of March 31, 2006, and the related condensed statements of distributable income for the three-month periods ended March 31, 2006 and 2005 and changes in trust corpus for the three-month periods ended March 31, 2006 and 2005. These condensed financial statements are the responsibility of the Trustee.
We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statement of assets, liabilities and trust corpus of Permian Basin Royalty Trust as of December 31, 2005, and the related statements of distributable income and changes in trust corpus for the year then ended (not presented herein); and in our report dated March 14, 2006, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed statement of assets, liabilities and trust corpus as of December 31, 2005, is fairly stated, in all material respects, in relation to the statement of assets, liabilities and trust corpus from which it has been derived.
/s/ Deloitte & Touche LLP
Dallas, Texas
May 8, 2006

PERMIAN BASIN ROYALTY TRUST
CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	March 31,
	2006	December 31,
	(Unaudited)	2005
ASSETS

Cash and short-term investments	$6,265,957	$7,264,048

Net overriding royalty interests in producing oil and gas properties (net of accumulated amortization of $9,405,060, and $9,364,586 at March 31, 2006 and December 31, 2005, respectively)	1,570,156	1,610,630

TOTAL ASSETS	$7,836,113	$8,874,678

LIABILITIES AND TRUST CORPUS

Distribution payable to Unit holders	$6,265,957	$7,264,048

Commitments and contingencies Trust corpus — 46,608,796 Units of beneficial interest authorized and outstanding	1,570,156	1,610,630

TOTAL LIABILITIES AND TRUST CORPUS	$7,836,113	$8,874,678

The accompanying notes to condensed financial statements are an integral part of these statements.

PERMIAN BASIN ROYALTY TRUST
CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

	THREE MONTHS ENDED	THREE MONTHS ENDED
	March 31, 2006	March 31, 2005
Royalty income	$18,917,927	$13,531,071
Interest income	$35,513	11,475

	$18,953,440	$13,542,546

General and administrative expenditures	(300,467)	(298,693)

Distributable income	$18,652,973	$13,243,853

Distributable income per Unit (46,608,796 Units)	$.40	$.28

The accompanying notes to condensed financial statements are an integral part of these statements.

PERMIAN BASIN ROYALTY TRUST
CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

	THREE MONTHS ENDED	THREE MONTHS ENDED
	March 31, 2006	March 31, 2005
Trust corpus, beginning of period	$1,610,630	$1,795,267

Amortization of net overriding royalty interests	(40,474)	(49,290)
Distributable income	18,652,973	13,243,853
Distributions declared	(18,652,973)	(13,243,853)

Total Trust Corpus, end of period	$1,570,156	$1,745,977

Distributions per Unit	$.40	$.28

The accompanying notes to condensed financial statements are an integral part of these statements.

PERMIAN BASIN ROYALTY TRUST
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
1.	BASIS OF ACCOUNTING
The Permian Basin Royalty Trust (“Trust”) was established as of November 1, 1980. The net overriding royalties conveyed to the Trust include: (1) a 75% net overriding royalty carved out of Southland Royalty Company’s fee mineral interests in the Waddell Ranch in Crane County, Texas (the “Waddell Ranch properties”); and (2) a 95% net overriding royalty carved out of Southland Royalty Company’s major producing royalty interests in Texas (the “Texas Royalty properties”). The net overriding royalty for the Texas Royalty properties is subject to the provisions of the lease agreements under which such royalties were created. The financial statements of the Trust are prepared on the following basis:
•	Royalty income recorded for a month is the amount computed and paid to Bank of America, N.A. (“Trustee”) as Trustee for the Trust by the interest owners: Burlington Resources Oil & Gas Company LP (“BROG”), a subsidiary of Burlington Resources Inc. (“BRI”), for the Waddell Ranch properties and Riverhill Energy Corporation (“Riverhill Energy”), formerly a wholly owned subsidiary of Riverhill Capital Corporation (“Riverhill Capital”) and formerly an affiliate of Coastal Management Corporation (“CMC”), for the Texas Royalty properties. Schlumberger Technology Corporation (“STC”) conducts all field, technical and accounting operations on behalf of BROG with regard to the Waddell Ranch properties. Riverhill Energy currently conducts the accounting operations for the Texas Royalty properties. Royalty income consists of the amounts received by the owners of the interest burdened by the net overriding royalty interests (“Royalties”) from the sale of production less accrued production costs, development and drilling costs, applicable taxes, operating charges, and other costs and deductions multiplied by 75% in the case of the Waddell Ranch properties and 95% in the case of the Texas Royalty properties.

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

•	On March 31, 2006, ConocoPhillips announced that it had completed an acquisition of BRI.

•	Trust expenses recorded are based on liabilities paid and cash reserves established out of cash received or borrowed funds for liabilities and contingencies.

•	Distributions to Unit holders are recorded when declared by the Trustee.

•	Royalty income is computed separately for each of the conveyances under which the Royalties were conveyed to the Trust. If monthly costs exceed revenues for any conveyance (“excess costs”), such excess cannot reduce royalty income from other conveyances, but is carried forward with accrued interest to be recovered from future net proceeds of that conveyance.
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
New Accounting Pronouncements
In February 2006, the FASB amended issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 Accounting for Derivative Instruments and No. 140 Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This statement resolves issues addressed in Statement 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial interests in Securitized Financial Assets. This statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Trust has no financial instruments and accordingly, the impact of this new Standard will not impact the financial statements of the Trust.
In March 2006, the FASB amended issued SFAS No. 156, Accounting for Servicing of Financial Assets – an amendment of FASB Statements No. 140 Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations. This statement is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Trust does not believe the adoption of this statement will have a material effect on its financial statements.
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
Subsequent to March 31, 2006, the Trust declared a distribution on April 18, 2006 of $.095194 payable on May 12, 2006, to Unit holders of record on April 28, 2006.
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
Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005
For the quarter ended March 31, 2006, royalty income received by the Trust amounted to $18,917,927 compared to royalty income of $13,531,071 during the first quarter of 2005. The increase in royalty income is primarily attributable to significant increases in both oil and gas prices.
Interest income for the quarter ended March 31, 2006, was $35,513 compared to $11,475 during the first quarter of 2005. The increase in interest income is primarily attributable to higher interest rates and more funds available for investment. General and administrative expenses during the first quarter of 2006 amounted to $300,467 compared to $298,693 during the first quarter of 2005. The increase in general and administrative expenses can be primarily attributed to increased costs associated with Sarbanes-Oxley compliance.
These transactions resulted in distributable income for the quarter ended March 31, 2006 of $18,652,973 or $.40 per Unit of beneficial interest. Distributions of $.142168, $.123749 and $.134437 per Unit were made to Unit holders of record as of January 31, 2006, February 28, 2006 and March 31, 2006, respectively. For the first quarter of 2005, distributable income was $13,243,853, or $.28 per Unit of beneficial interest.
Royalty income for the Trust for the first quarter of the calendar year is associated with actual oil and gas production for the period of November and December 2005 and January 2006 from the properties from which the Trust’s net overriding royalty interests (“Royalties”) were carved. Oil and gas sales attributable to the Royalties and the properties from which the Royalties were carved are as follows:

	First Quarter
	2006	2005
Royalties:
Oil sales (Bbls)	205,912	208,024
Gas sales (Mcf)	895,338	913,669

Product Sales From Which The Royalties Were Carved:
Oil:
Total oil sales (Bbls)	302,938	308,892
Average per day (Bbls)	3,293	3,358
Average price per Bbl	$54.79	$40.17

Gas:
Total gas sales (Mcf)	1,421,963	1,501,946
Average per day (Mcf)	15,456	16,326
Average price per Mcf	$9.56	$6.36
The posted price of oil increased to an average price per barrel of $54.79 per Bbl in the first quarter of 2006, compared to $40.17 per Bbl in the first quarter of 2005. The Trustee has been advised by BROG that for the period August 1, 1993, through March 31, 2006, the oil from the Waddell Ranch properties was being sold under a competitive bid to a third party. The average price of gas increased from $6.36 per Mcf in the first quarter of 2005 to $9.56 per Mcf in the first quarter of 2006. This increase is primarily attributable to a significant increase in gas prices during the year of 2006.

Since the oil and gas sales attributable to the Royalties are based on an allocation formula that is dependent on such factors as price and cost (including capital expenditures), the production amounts in the Royalties section of the above table do not provide a meaningful comparison. Oil and gas volumes from the Underlying Properties (as defined in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2005) increased for the applicable period in 2006 compared to 2005.
Capital expenditures for drilling, remedial and maintenance activities on the Waddell Ranch properties during the first quarter of 2006 totaled $598,857 as compared to $798,225 for the first quarter of 2005. BROG has informed the Trustee that the 2006 capital expenditures budget has been revised to $30.1 million for the Waddell Ranch properties. The total amount of capital expenditures for 2005 was $14.3 million. Through the first quarter of 2006, capital expenditures of $3.9 million have been expended.
The Trustee has been advised that there were 20 workover wells completed and 2 new wells completed during the three months ended March 31, 2006 as compared to 11 workover wells completed, 5 new wells in progress and 13 workover wells in progress for the three months ended March 31, 2005 on the Waddell Ranch properties.
Lease operating expense and property taxes totaled $3.7 million for the first quarter of 2006, compared to $2.9 million in the first quarter of 2005 on the Waddell Ranch properties. This increase is primarily attributable to higher electrical costs on the Waddell Ranch properties.
Calculation Of Royalty Income
The Trust’s royalty income is computed as a percentage of the net profit from the operation of the properties in which the Trust owns net overriding royalty interests. These percentages of net profits are 75% and 95% in the case of the Waddell Ranch properties and the Texas Royalty properties, respectively. Royalty income received by the Trust for the three months ended March 31, 2006 and 2005, respectively, were computed as shown in the table below:

	THREE MONTHS ENDED MARCH 31,
	2006		2005
	WADDELL	TEXAS	WADDELL	TEXAS
	RANCH	ROYALTY	RANCH	ROYALTY
	PROPERTIES	PROPERTIES	PROPERTIES	PROPERTIES
Gross proceeds of sales from the Underlying Properties
Oil proceeds	$11,900,526	$4,697,518	$8,598,425	$3,809,529
Gas proceeds	11,930,222	1,666,686	8,385,450	1,160,016

Total	23,830,748	6,364,204	16,983,875	4,969,545

Less:
Severance tax:
Oil	508,771	187,338	344,489	154,611
Gas	726,302	111,920	540,219	77,442
Lease operating expense and property tax:

	THREE MONTHS ENDED MARCH 31,
	2006		2005
	WADDELL	TEXAS	WADDELL	TEXAS
	RANCH	ROYALTY	RANCH	ROYALTY
	PROPERTIES	PROPERTIES	PROPERTIES	PROPERTIES
Oil and gas	3,695,189	599,993	2,894,823	288,563
Capital expenditures	598,857	—	798,225	—

Total	5,529,119	899,251	4,577,756	520,616

Net profits	18,301,629	5,464,953	12,406,119	4,448,929
Net overriding royalty interests	75%	95%	75%	95%

Royalty income	$13,726,222	$5,191,705	$9,304,589	$4,226,482

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

New Accounting Pronouncements
In February 2006, the FASB amended issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 Accounting for Derivative Instruments and No. 140 Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This statement resolves issues addressed in Statement 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial interests in Securitized Financial Assets. This statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Trust has no financial instruments and accordingly, the impact of this new Standard will not impact the financial statements of the Trust.
In March 2006, the FASB amended issued SFAS No. 156, Accounting for Servicing of Financial Assets – an amendment of FASB Statements No. 140 Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations. This statement is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Trust does not believe the adoption of this statement will have a material effect on its financial statements.
Revenue Recognition
Revenues from the royalty interests are recognized in the period in which amounts are received by the Trust. Royalty income received by the Trust in a given calendar year will generally reflect the proceeds, on an entitlement basis, from natural gas produced and sold for the twelve-month period ended October 31st in that calendar year. Royalty income received by the Trust in the first quarter of 2006 generally reflects the proceeds associated with actual oil and gas production for the period of November 2005 through January 2006.
Reserve Disclosure
As of January 1, 2006, independent petroleum engineers estimated the net proved reserves attributable to the royalty interests. In accordance with Statement of Financial Standards No. 69, “Disclosures About Oil and Gas Producing Activities,” estimates of future net revenues from proved reserves have been prepared using year-end contractual gas prices and related costs. Numerous uncertainties are inherent in estimating volumes and the value of proved reserves and in projecting future production rates and the timing of development of non-producing reserves. Such reserve estimates are subject to change as additional information becomes available. The reserves actually recovered and the timing of production may be substantially different from the reserves estimates.
Contingencies
Contingencies related to the Underlying Properties that are unfavorably resolved would generally be reflected by the Trust as reductions to future royalty income payments to the Trust with corresponding reductions to cash distributions to Unit holders. The Trustee is aware of no such items as of March 31, 2006.

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
Item 3. Qualitative and Quantitative Disclosures About Market Risk
There have been no material changes in the Trust’s market risk, as disclosed in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.
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

PART II — OTHER INFORMATION
Items 1 through 5.
Not applicable.
Item 6. Exhibits
4.1	Permian Basin Royalty Trust Indenture dated November 3, 1980, between Southland Royalty Company (now Burlington Resources Oil & Gas Company LP) and The First National Bank of Fort Worth (now Bank of America, N.A.), as Trustee, heretofore filed as Exhibit (4)(a) to the Trust’s Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980 is incorporated herein by reference.

4.2	Net Overriding Royalty Conveyance (Permian Basin Royalty Trust) from Southland Royalty Company (now Burlington Resources Oil & Gas Company LP) to The First National Bank of Fort Worth (now Bank of America, N.A.), as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit (4)(b) to the Trust’s Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980 is incorporated herein by reference.

4.3	Net Overriding Royalty Conveyance (Permian Basin Royalty Trust — Waddell Ranch) from Southland Royalty Company (now Burlington Resources Oil & Gas Company LP) to The First National Bank of Fort Worth (now Bank of America, N.A.), as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit (4)(c) to the Trust’s Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980 is incorporated herein by reference.

10.1	Registration Rights Agreement dated as of July 21, 2004 by and between Burlington Resources Inc. and Bank of America, N.A., as trustee of Permian Basin Royalty Trust, heretofore filed as Exhibit 10.1 to the Trust’s Quarterly Report on Form 10-Q to the Securities and Exchange Commission for the quarterly period ended June 30, 2004 is incorporated herein by reference.

10.2	Underwriting Agreement dated December 15, 2005 among the Permian Basin Royalty Trust, Burlington Resources, Inc., Burlington Resources Oil & Gas L.P. and Lehman Brothers Inc. and Wachovia Capital Markets, LLC as representatives of the several underwriters, heretofore filed as Exhibit 10.1 to the Trust’s current report filed on Form 8-K to the Securities and Exchange Commission filed on December 19, 2005, is incorporated herein by reference.

10.3	Underwriting Agreement dated August 2, 2005 among the Permian Basin Royalty Trust, Burlington Resources, Inc., Burlington Resources Oil & Gas L.P. and Goldman Sachs & Co. and Lehman Brothers Inc. as representatives of the several underwriters, heretofore filed as Exhibit 10.1 to the Trust’s current report filed on Form 8-K to the Securities and Exchange Commission filed on August 8, 2005, is incorporated herein by reference.

15.1	Awareness Letter of Deloitte & Touche LLP.

31.1	Certification by Ron E. Hooper, Senior Vice President and Trust Administrator of Bank of America, Trustee of Permian Basin Royalty Trust, dated May 9, 2006 and submitted pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate by Bank of America, Trustee of Permian Basin Royalty Trust, dated May 9, 2006 and submitted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

BANK OF AMERICA, N.A.,
TRUSTEE FOR THE
PERMIAN BASIN ROYALTY TRUST

	By:	/s/ RON E. HOOPER Ron E. Hooper,
Senior Vice President and Trust Administrator
Bank of America, N.A.
Date: May 9, 2006
(The Trust has no directors or executive officers.)

INDEX TO EXHIBITS

Exhibit
Number	Exhibit

4.1	Permian Basin Royalty Trust Indenture dated November 3, 1980, between Southland Royalty Company (now Burlington Resources Oil & Gas Company LP) and The First National Bank of Fort Worth (now Bank of America, N.A.), as Trustee, heretofore filed as Exhibit (4)(a) to the Trust’s Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980 is incorporated herein by reference.*

4.2	Net Overriding Royalty Conveyance (Permian Basin Royalty Trust) from Southland Royalty Company (now Burlington Resources Oil & Gas Company LP) to The First National Bank of Fort Worth (now Bank of America, N.A.), as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit (4)(b) to the Trust’s Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980 is incorporated herein by reference.*

4.3	Net Overriding Royalty Conveyance (Permian Basin Royalty Trust — Waddell Ranch) from Southland Royalty Company (now Burlington Resources Oil & Gas Company LP) to The First National Bank of Fort Worth (now Bank of America, N.A.), as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit (4)(c) to the Trust’s Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980 is incorporated herein by reference.*

10.1	Registration Rights Agreement dated as of July 21, 2004 by and between Burlington Resources Inc. and Bank of America, N.A., as trustee of Permian Basin Royalty Trust, heretofore filed as Exhibit 10.1 to the Trust’s Quarterly Report on Form 10-Q to the Securities and Exchange Commission for the quarterly period ended June 30, 2004 is incorporated herein by reference.*

10.2	Underwriting Agreement dated December 15, 2005 among the Permian Basin Royalty Trust, Burlington Resources, Inc., Burlington Resources Oil & Gas L.P. and Lehman Brothers Inc. and Wachovia Capital Markets, LLC as representatives of the several underwriters, heretofore filed as Exhibit 10.1 to the Trust’s current report filed on Form 8-K to the Securities and Exchange Commission filed on December 19, 2005, is incorporated herein by reference.*

10.3	Underwriting Agreement dated August 2, 2005 among the Permian Basin Royalty Trust, Burlington Resources, Inc., Burlington Resources Oil & Gas L.P. and Goldman Sachs & Co. and Lehman Brothers Inc. as representatives of the several underwriters, heretofore filed as Exhibit 10.1 to the Trust’s current report filed on Form 8-K to the Securities and Exchange Commission filed on August 8, 2005, is incorporated herein by reference.*

Exhibit
Number	Exhibit

15.1	Awareness Letter of Deloitte & Touche LLP.

31.1	Certification by Ron E. Hooper, Senior Vice President and Trust Administrator of Bank of America, Trustee of Permian Basin Royalty Trust, dated May 9, 2006 and submitted pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate by Bank of America, Trustee of Permian Basin Royalty Trust, dated May 9, 2006 and submitted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

*	A copy of this Exhibit is available to any Unit holder, at the actual cost of reproduction, upon written request to the Trustee, Bank of America, N.A., 901 Main Street, Dallas, Texas 75202.