Form 10-Q
period 2006-06-30
PERMIAN BASIN ROYALTY TRUST
filed 2006-08-08
CIK 319654

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period ended June 30, 2006

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
Large accelerated filer ☐       Accelerated filer ☑        Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Number of Units of beneficial interest of the Trust outstanding at August 1, 2006: 46,608,796.

PART I — FINANCIAL INFORMATION
Item1. Financial Statements
Item 2. Trustee’s Discussion And Analysis
Item 3. Qualitative and Quantitative Disclosures About Market Risk
Item 4. Controls and Procedures
PART II — OTHER INFORMATION
Items 1 through 5
Item 6.Exhibits and Reports on Form 8-K
SIGNATURES
INDEX TO EXHIBITS
Awareness Letter of Deloitte & Touche LLP
Certification by Ron E. Hooper
Certification by Bank of America Pursuant to Section 906

PERMIAN BASIN ROYALTY TRUST
PART I — FINANCIAL INFORMATION
Item1. Financial Statements
The condensed financial statements included herein have been prepared by Bank of America, N.A. as Trustee for the Permian Basin Royalty Trust, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Trust’s latest annual report on Form 10-K. In the opinion of the Trustee, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the assets, liabilities and trust corpus of the Permian Basin Royalty Trust at June 30, 2006, and the distributable income and changes in trust corpus for the three-month and six-month periods ended June 30, 2006 and 2005 have been included. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.
Deloitte & Touche LLP, an independent registered public accounting firm, has made a limited review of the condensed financial statements as of June 30, 2006 and for the three-month and six-month periods ended June 30, 2006 and 2005 included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Unit Holders of Permian Basin Royalty Trust and
Bank of America, N.A., Trustee
We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of Permian Basin Royalty Trust as of June 30, 2006, and the related condensed statements of distributable income for the three-month and six-month periods ended June 30, 2006 and 2005 and changes in trust corpus for the three-month and six-month periods ended June 30, 2006 and 2005. These condensed financial statements are the responsibility of the Trustee.
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
/s/ Deloitte & Touche LLP
Dallas, Texas
August 7, 2006

PERMIAN BASIN ROYALTY TRUST
CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	June 30,	December 31,
	2006	2005
	(Unaudited)
ASSETS

Cash and short-term investments	$4,924,094	$7,264,048

Net overriding royalty interests in producing oil and gas properties (net of accumulated amortization of $9,447,917 and $9,364,586 at June 30, 2006 and December 31, 2005, respectively)	1,527,299	1,610,630

TOTAL ASSETS	$6,451,393	$8,874,678

LIABILITIES AND TRUST CORPUS

Distribution payable to Unit holders	$4,924,094	$7,264,048

Commitments and contingencies
Trust corpus - 46,608,796 Units of beneficial interest authorized and outstanding	1,527,299	1,610,630

TOTAL LIABILITIES AND TRUST CORPUS	$6,451,393	$8,874,678

The accompanying notes to condensed financial statements are an integral part of these statements.

PERMIAN BASIN ROYALTY TRUST
CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

	THREE	THREE
	MONTHS	MONTHS
	ENDED	ENDED
	June 30, 2006	June 30, 2005
Royalty income	$14,040,544	$12,746,016
Interest income	28,202	11,569

	14,068,746	12,757,585

General and administrative expenditures	(224,361)	(237,206)

Distributable income	$13,844,385	$12,520,379

Distributable income per Unit (46,608,796 Units)	$.297034	$.268627

The accompanying notes to condensed financial statements are an integral part of these statements.

PERMIAN BASIN ROYALTY TRUST
CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

	SIX	SIX
	MONTHS	MONTHS
	ENDED	ENDED
	June 30, 2006	June 30, 2005
Royalty income	$32,958,471	$26,277,087
Interest income	63,715	23,043

	33,022,186	26,300,130

General and administrative expenditures	(524,827)	(535,899)

Distributable income	$32,497,359	$25,764,231

Distributable income per Unit (46,608,796 Units)	$.697237	$.552776

The accompanying notes to condensed financial statements are an integral part of these statements.

PERMIAN BASIN ROYALTY TRUST
CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

	THREE	THREE
	MONTHS	MONTHS
	ENDED	ENDED
	June 30, 2006	June 30, 2005
Trust corpus, beginning of Period	$1,570,156	$1,745,977

Amortization of net overriding royalty interests	(42,857)	(40,271)
Distributable income	13,844,385	12,520,379
Distributions declared	(13,844,385)	(12,520,379)

Total Trust Corpus, end of period	$1,527,299	$1,705,706

Distributions per Unit	$.297034	$.268627

The accompanying notes to condensed financial statements are an integral part of these statements.

PERMIAN BASIN ROYALTY TRUST
CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

	SIX	SIX
	MONTHS	MONTHS
	ENDED	ENDED
	June 30, 2006	June 30, 2005
Trust corpus, beginning of Period	$1,610,630	$1,795,267

Amortization of net overriding royalty interests	(83,331)	(89,561)
Distributable income	32,497,359	25,764,231
Distributions declared	(32,497,359)	(25,764,231)

Total Trust Corpus, end of period	$1,527,299	$1,705,706

Distributions per Unit	$.697237	$.552776

The accompanying notes to condensed financial statements are an integral part of these statements.

PERMIAN BASIN ROYALTY TRUST
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
1.	BASIS OF ACCOUNTING

The Permian Basin Royalty Trust (“Trust”) was established as of November 1, 1980. The net overriding royalties conveyed to the Trust include: (1) a 75% net overriding royalty carved out of Southland Royalty Company’s fee mineral interests in the Waddell ranch in Crane County, Texas (the “Waddell Ranch properties”); and (2) a 95% net overriding royalty carved out of Southland Royalty Company’s major producing royalty interests in Texas (the “Texas Royalty properties”). The net overriding royalty for the Texas Royalty properties is subject to the provisions of the lease agreements under which such royalties were created. The financial statements of the Trust are prepared on the following basis:
•	Royalty income recorded for a month is the amount computed and paid to Bank of America, N.A. (“Trustee”) as Trustee for the Trust by the interest owners: Burlington Resources Oil & Gas Company LP (“BROG”), a subsidiary of Burlington Resources Inc. (“BRI”) for the Waddell Ranch properties and Riverhill Energy Corporation (“Riverhill Energy”), formerly a wholly owned subsidiary of Riverhill Capital Corporation (“Riverhill Capital”) and formerly an affiliate of Coastal Management Corporation (“CMC”), for the Texas Royalty properties. Schlumberger Technology Corporation (“STC”) currently conducts all field, technical and accounting operations on behalf of BROG with regard to the Waddell Ranch properties. Riverhill Energy currently conducts the accounting operations for the Texas Royalty properties. Royalty income consists of the amounts received by the owners of the interests burdened by the net overriding royalty interests (“Royalties”) from the sale of production less accrued production costs, development and drilling costs, applicable taxes, operating charges, and other costs and deductions multiplied by 75% in the case of the Waddell Ranch properties and 95% in the case of the Texas Royalty properties.

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

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes”, which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Trust does not believe that the adoption of this statement will have a material effect on its financial statements.
2.	FEDERAL INCOME TAXES

For Federal income tax purposes, the Trust constitutes a fixed investment trust which is taxed as a grantor trust. A grantor trust is not subject to tax at the trust level. The Unit holders are considered to own the Trust’s income and principal as though no trust were in existence. The income of the Trust is deemed to have been received or accrued by each Unit holder at the time such income is received or accrued by the Trust and not when distributed by the Trust and not when distributed by the Trust.

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

Subsequent to June 30, 2006, the Trust declared a distribution on July 21, 2006 of $.129940 per unit payable on August 14, 2006, to Unit holders of record on July 31, 2006.

4.	STATE TAX CONSIDERATIONS

All revenues from the Trust are from sources within Texas, which has no individual income tax. However, the franchise tax currently imposed by the state of Texas on corporations (the definition of which generally includes limited liability companies) is partly based on federal taxable income, which will include income from the Trust.

The Texas legislature recently passed H.B. 3, 79th Leg., 3d C.S. (2006), which was signed into law on May 18, 2006. H.B. 3 significantly reforms the Texas franchise tax system and replaces it with a new Texas margin tax system. The margin tax expands the type of entities subject to tax to generally include all active business entities, including corporations and limited liability companies currently subject to the franchise tax. The new margin tax also will apply to the following common entity types that are not currently subject to tax: general and limited partnerships (unless otherwise exempt), limited liability partnerships, trusts (unless otherwise exempt), business trusts, business associations, professional associations, joint stock companies, holding companies, and joint ventures. The effective date of the margin tax is January 1, 2008, but the tax generally will be imposed on gross revenues generated in 2007 and thereafter.

Trusts and partnerships that meet statutory requirements and receive at least 90% of their gross income from designated sources, including royalties from mineral properties, and do not receive more than 10% of their income from operating an active trade or business, are generally exempt from the margin tax as “passive entities.” Although the income of the Trust consists primarily of royalty income from the sale of crude oil and natural gas, there is no clear authority that the Trust satisfies all the margin tax statutory requirements for the exemption for passive entities to apply. Therefore, prior to clarification by additional legislative action or the issuance of applicable administrative rules promulgated by the Texas

Comptroller, it is uncertain whether the Trust would be exempt from the margin tax as a passive entity or subject to the margin tax at the trust level.

If the Trust is exempt from the margin tax at the trust level as a passive entity, each Unit holder that is a taxable entity would generally include its share of the Trust’s revenues in its margin tax computation. If, however, the margin tax is imposed on the Trust at the trust level, each Unit holder would generally exclude its share of the Trust’s revenues from its margin tax calculation. Each purchaser is urged to consult his own tax advisor regarding the requirements for filing state income, franchise and margin tax returns.
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
Texas Margin Tax
All revenues from the Trust are from sources within Texas, which has no individual income tax. However, the franchise tax currently imposed by the state of Texas on corporations (the definition of which generally includes limited liability companies) is partly based on federal taxable income, which will include income from the Trust.

The Texas legislature recently passed H.B. 3, 79th Leg., 3d C.S. (2006), which was signed into law on May 18, 2006. H.B. 3 significantly reforms the Texas franchise tax system and replaces it with a new Texas margin tax system. The margin tax expands the type of entities subject to tax to generally include all active business entities, including corporations and limited liability companies currently subject to the franchise tax. The new margin tax also will apply to the following common entity types that are not currently subject to tax: general and limited partnerships (unless otherwise exempt), limited liability partnerships, trusts (unless otherwise exempt), business trusts, business associations, professional associations, joint stock companies, holding companies, and joint ventures. The effective date of the margin tax is January 1, 2008, but the tax generally will be imposed on gross revenues generated in 2007 and thereafter.

Trusts and partnerships that meet statutory requirements and receive at least 90% of their gross income from designated sources, including royalties from mineral properties, and do not receive more than 10% of their income from operating an active trade or business, are generally exempt from the margin tax as “passive entities.” Although the income of the Trust consists primarily of royalty income from the sale of crude oil and natural gas, there is no clear authority that the Trust satisfies all the margin tax statutory requirements for the exemption for passive entities to apply. Therefore, prior to clarification by additional legislative action or the issuance of applicable administrative rules promulgated by the Texas
Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005
For the quarter ended June 30, 2006 royalty income received by the Trust amounted to $14,040,544 compared to royalty income of $12,746,016 during the second quarter of 2005. The increase in royalty income is primarily attributable to significant increases in both oil and gas prices.
Interest income for the quarter ended June 30, 2006, was $28,202 compared to $11,569 during the second quarter of 2005. The increase in interest income is primarily attributable to higher interest rates and more funds available for investment. General and administrative expenses during the second quarter of 2006 amounted to $224,361 compared to $237,206 during the second quarter of 2005. The decrease in general and administrative expenses can be primarily attributed to decreased expenses due to implementation and compliance with the Sarbanes-Oxley Act.

These transactions resulted in distributable income for the quarter ended June 30, 2006 of $13,844,385 or $.297034 per Unit of beneficial interest. Distributions of $.0951942, $.096192 and $.105647 per Unit were made to Unitholders of record as of April 28, 2006, May 31, 2006 and June 30, 2006, respectively. For the second quarter of 2005, distributable income was $12,520,379, or $.268627 per Unit of beneficial interest.
Royalty income for the Trust for the second quarter of the calendar year is associated with actual oil and gas production for the period of February, March and April of 2006 from the properties from which the Trust’s net overriding royalty interests (“Royalties”) were carved. Oil and gas sales attributable to the Royalties and the properties from which the Royalties were carved are as follows:

	Second Quarter
	2006	2005
Royalties:
Oil sales (Bbls)	170,398	181,562
Gas sales (Mcf)	654,765	747,306

Properties From Which The Royalties Were Carved:
Oil:
Total oil sales (Bbls)	301,624	312,749
Average per day (Bbls)	3,389	3,514
Average price per Bbl	$57.44	$46.61

Gas:
Total gas sales (Mcf)	1,433,943	1,518,099
Average per day (Mcf)	16,112	17,057
Average price per Mcf	$7.23	$6.43
The posted price of oil increased to an average price per barrel of $57.44 per Bbl in the second quarter of 2006 compared to $46.61 per Bbl in the second quarter of 2005. The Trustee has been advised by BROG that for the period of August 1, 1993, through June 30, 2006, the oil from the Waddell Ranch properties was being sold under a competitive bid to a third party. The average price of gas increased from $6.43 per Mcf in the second quarter of 2005 to $7.23 per Mcf in the second quarter of 2006 due to change in overall market variables.
Since the oil and gas sales attributable to the Royalties are based on an allocation formula that is dependent on such factors as price and cost (including capital expenditures), the production amounts in the Royalties section of the above table do not provide a meaningful comparison. Oil and gas sales volumes from the Underlying Properties (as defined in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2005) decreased for the applicable period in 2006 compared to 2005.
Capital expenditures for drilling, remedial and maintenance activities on the Waddell Ranch properties during the second quarter of 2006 totaled $5.6 million as compared to $4.5 million for the second quarter of 2005. BROG has informed the Trustee that the 2006 capital expenditures budget has been revised to $37.3 million for the Waddell Ranch properties. The total amount of capital expenditures for 2005 was $14.3 million. Through the second quarter of 2006, capital expenditures of $6.2 million have been expended.
The Trustee has been advised that there were 8 wells completed and 7 wells in progress, and 11 workover wells completed and 9 workover wells in progress, during the three months ended June 30, 2006 as compared to 4 wells completed, 2 wells in progress, 23 workover wells completed and 13 workover wells in progress for the three months ended June 30, 2005 on the Waddell Ranch properties. There were no facility projects completed and 5 projects in progress for the second quarter of 2006.
Lease operating expense and property taxes totaled $3.3 million for the second quarter of 2006, compared to $2.7 million in the second quarter of 2005 on the Waddell Ranch properties. This increase is primarily attributable to increased electrical costs and increased ad valorem taxes paid for the second quarter in 2006.
Six Months Ended June 30, 2006 and 2005
For the six months ended June 30, 2006, royalty income received by the Trust amounted to $32,958,471 compared to royalty income of $26,277,087 for the six months ended June 30, 2005. The increase in royalty income is primarily due to an increase in oil and gas prices in the first six months of 2006, compared to the first six months in 2005. Interest income for the six months ended June 30, 2006 was $63,715 compared to $23,043 for the six months ended June 30, 2005. The increase in interest income is attributable primarily to an increase in interest rates and more funds available for investment. General and administrative expenses for the six months ended June 30, 2006 were $524,827. During the six months ended June 30, 2005, general and administrative expenses were $535,899. The decrease in general and administrative expenses is primarily due to compliance with the Sarbanes-Oxley Act.
These transactions resulted in distributable income for the six months ended June 30, 2006 of $32,497,359, or $.697237, per Unit. For the six months ended June 30, 2005, distributable income was $25,764,231, or $.552776, per Unit.
Royalty income for the Trust for the period ended June 30, 2006 is associated with actual oil and gas production for the period November 2005 through April 2006 from the properties from which the Royalties were carved. Oil and gas production attributable to the Royalties and the properties from which the Royalties were carved are as follows:

	First Six Months
	2006	2005
Royalties:
Oil sales (Bbls)	376,310	389,586
Gas sales (Mcf)	1,550,103	1,659,975

Properties From Which The Royalties Were Carved:
Oil:
Total oil sales (Bbls)	604,562	621,641
Average per day (Bbls)	3,340	3,434
Average price per Bbl	$56.11	$43.41

Gas:
Total gas sales (Mcf)	2,855,906	3,020,045
Average per day (Mcf)	15,778	16,685
Average price per Mcf	$8.39	$6.39
The average price of oil increased during the six months ended June 30, 2006 to $56.11 per barrel compared to $43.41 per barrel for the same period in 2005. The increase in the average price of oil is primarily due to increased demand in 2006, caused by a worldwide market demand. The increase in the average price of gas from $6.39 per Mcf for the six months ended June 30, 2005 to $8.39 per Mcf for the six months ended June 30, 2006 is primarily the result of an increase in the spot prices of natural gas.
Since the oil and gas sales volumes attributable to the Royalties are based on an allocation formula that is dependent on such factors as price and cost (including capital expenditures), the production amounts in the Royalties section of the above table do not provide a meaningful comparison. The oil and gas sales volumes from the properties from which the Royalties are carved have remained relatively constant for the applicable period of 2006 compared to 2005.
Capital expenditures for the Waddell Ranch properties for the six months ended June 30, 2006 totaled $6.2 million compared to $5.3 million for the same period in 2005. BROG has previously advised the Trust that the remaining 2006 capital expenditures budget for the Waddell Ranch properties is $31.1 million.
The Trust has been advised that 8 wells were drilled and completed and 7 wells to be completed on the Waddell Ranch properties during the six months ended June 30, 2006, as compared to 4 wells drilled and completed on the Waddell Ranch properties during the six months ended June 30, 2005 Approximately 23 workover wells were completed and approximately 9 workover wells were in progress as of June 30, 2006. Approximately 5 facilities projects were in progress.
Lease operating expense and property taxes totaled $7 million for the six months ended June 30, 2006 compared to $5.6 million for the same period in 2005. The increase in lease operating expense is primarily attributable to higher electrical costs than in 2005 and increased property taxes.

Calculation of Royalty Income
The Trust’s royalty income is computed as a percentage of the net profit from the operation of the properties in which the Trust owns net overriding royalty interests. These percentages of net profits are 75% and 95% in the case of the Waddell Ranch properties and the Texas Royalty properties, respectively. Royalty income received by the Trust for the three months ended June 30, 2006 and 2005, respectively, were computed as shown in the table below:

	Three Months Ended June 30,
	2006		2005
	Waddell	Texas	Waddell	Texas
	Ranch	Royalty	Ranch	Royalty
	Properties	Properties	Properties	Properties
Gross proceeds of sales from the Underlying Properties
Oil proceeds	$12,049,454	$5,275,847	$10,479,780	$4,098,342
Gas proceeds	8,926,146	1,445,849	8,609,544	1,154,657

Total	20,975,600	6,721,696	19,089,324	5,252,999

Less:
Severance tax:
Oil	522,406	177,414	429,141	157,934
Gas	577,998	90,916	494,545	71,968
Lease operating expense and property tax:
Oil and gas	3,300,435	285,000	2,744,168	225,000
Other	42,695	—	42,504
Capital expenditures	5,624,603	—	4,461,869

Total	10,068,137	553,330	8,172,227	454,902

Net profits	10,907,463	6,168,366	10,917,097	4,798,097
Net overriding royalty interests	75%	95%	75%	95%

Royalty income	$8,180,597	$5,859,947	$8,187,823	$4,558,193

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
New Accounting Pronouncements
In February 2006, the FASB amended issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 Accounting for Derivative Instruments and No. 140 Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This statement resolves issues addressed in Statement 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial interests in Securitized Financial Assets. This statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Trust has no financial instruments and accordingly, the impact of this new Standard will not impact the financial statements of the Trust.
In March 2006, the FASB amended issued SFAS No. 156, Accounting for Servicing of Financial Assets - an amendment of FASB Statements No. 140 Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations. This statement is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Trust does not believe the adoption of this statement will have a material effect on its financial statements.
In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes”, which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Trust does not believe that the adoption of this statement will have a material effect on its financial statements.
Revenue Recognition
Revenues from the royalty interests are recognized in the period in which amounts are received by the Trust. Royalty income received by the Trust in a given calendar year will generally reflect the proceeds, on an entitlements basis, from natural gas produced and sold for the twelve-month period ended October 31st in that calendar year. Royalty income received by the Trust in the second quarter of 2006 generally reflects the proceeds associated with actual oil and gas production for the period of February 2006 through April 2006.
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
Contingencies
Contingencies related to the Underlying Properties that are unfavorably resolved would generally be reflected by the Trust as reductions to future royalty income payments to the Trust with corresponding reductions to cash distributions to Unit holders. The Trustee is aware of no such items as of June 30, 2006.
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

PART II — OTHER INFORMATION
Items 1 through 5.
     Not applicable.
Item 6. Exhibits and Reports on Form 8-K
4.1	Permian Basin Royalty Trust Indenture dated November 3, 1980, between Southland Royalty Company (now Burlington Resources Oil & Gas Company LP) and The First National Bank of Fort Worth (now Bank of America, N.A.), as Trustee, heretofore filed as Exhibit (4)(a) to the Trust’s Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980 is incorporated herein by reference.

4.2	Net Overriding Royalty Conveyance (Permian Basin Royalty Trust) from Southland Royalty Company (now Burlington Resources Oil & Gas Company LP) to The First National Bank of Fort Worth (now Bank of America, N.A.), as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit (4)(b) to the Trust’s Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980 is incorporated herein by reference.

4.3	Net Overriding Royalty Conveyance (Permian Basin Royalty Trust — Waddell Ranch) from Southland Royalty Company (now Burlington Resources Oil & Gas Company LP) to The First National Bank of Fort Worth (now Bank of America, N.A.), as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit (4)(c) to the Trust’s Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980 is incorporated herein by reference.

10.1	Registration Rights Agreement dated as of July 21, 2004 by and between Burlington Resources Inc. and Bank of America, N.A., as trustee of Permian Basin Royalty Trust, heretofore filed as Exhibit 10.1 to the Trust’s Quarterly Report on Form 10-Q to the Securities and Exchange Commission for the quarterly period ended June 30, 2004 is incorporated herein by reference.

10.2	Underwriting Agreement dated December 15, 2005 among the Permian Basin Royalty Trust, Burlington Resources, Inc., Burlington Resources Oil & Gas L.P. and Lehman Brothers Inc. and Wachovia Capital Markets, LLC as representatives of the several underwriters, heretofore filed as Exhibit 10.1 to the Trust’s current report filed on Form 8-K to the

Securities and Exchange Commission filed on December 19, 2005, is incorporated herein by reference.

10.3	Underwriting Agreement dated August 2, 2005 among the Permian Basin Royalty Trust, Burlington Resources, Inc., Burlington Resources Oil & Gas L.P. and Goldman Sachs & Co. and Lehman Brothers Inc. as representatives of the several underwriters, heretofore filed as Exhibit 10.1 to the Trust’s current report filed on Form 8-K to the Securities and Exchange Commission filed on August 8, 2005, is incorporated herein by reference.

15.1	Awareness Letter of Deloitte and Touche LLP, dated as of August 7, 2006.

31.1	Certification by Ron E. Hooper, Senior Vice President and Trust Administrator of Bank of America, Trustee of Permian Basin Royalty Trust, dated August 8, 2006 and submitted pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certificate by Bank of America, Trustee of Permian Basin Royalty Trust, dated August 8, 2006 and submitted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

BANK OF AMERICA, N.A., TRUSTEE FOR THE PERMIAN BASIN ROYALTY TRUST
By:	/s/ Ron E. Hooper
Ron E. Hooper
Senior Vice President Trust Administrator

Date: August 8, 2006
(The Trust has no directors or executive officers.)

INDEX TO EXHIBITS

Exhibit
Number	Exhibit

4.1	Permian Basin Royalty Trust Indenture dated November 3, 1980, between Southland Royalty Company (now Burlington Resources Oil & Gas Company LP) and The First National Bank of Fort Worth (now Bank of America, N.A.), as Trustee, heretofore filed as Exhibit (4)(a) to the Trust’s Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980 is incorporated herein by reference.*

4.2	Net Overriding Royalty Conveyance (Permian Basin Royalty Trust) from Southland Royalty Company (now Burlington Resources Oil & Gas Company LP) to The First National Bank of Fort Worth (now Bank of America, N.A.), as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit (4)(b) to the Trust’s Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980 is incorporated herein by reference.*

4.3	Net Overriding Royalty Conveyance (Permian Basin Royalty Trust — Waddell Ranch) from Southland Royalty Company (now Burlington Resources Oil & Gas Company LP) to The First National Bank of Fort Worth (now Bank of America, N.A.), as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit (4)(c) to the Trust’s Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980 is incorporated herein by reference.*

10.1	Registration Rights Agreement dated as of July 21, 2004 by and between Burlington Resources Inc. and Bank of America, N.A., as trustee of Permian Basin Royalty Trust, heretofore filed as Exhibit 10.1 to the Trust’s Quarterly Report on Form 10-Q to the Securities and Exchange Commission for the quarterly period ended June 30, 2004 is incorporated herein by reference.

10.2	Underwriting Agreement dated December 15, 2005 among the Permian Basin Royalty Trust, Burlington Resources, Inc., Burlington Resources Oil & Gas L.P. and Lehman Brothers Inc. and Wachovia Capital Markets, LLC as representatives of the several underwriters, heretofore filed as Exhibit 10.1 to the Trust’s current report filed on Form 8-K to the Securities and Exchange Commission filed on December 19, 2005, is incorporated herein by reference.

10.3	Underwriting Agreement dated August 2, 2005 among the Permian Basin Royalty Trust, Burlington Resources, Inc., Burlington Resources Oil & Gas L.P. and Goldman Sachs & Co. and Lehman Brothers Inc. as representatives of the several underwriters, heretofore filed as Exhibit 10.1 to the Trust’s current report filed on Form 8-K to the Securities and Exchange Commission filed on August 8, 2005, is incorporated herein by reference.

Exhibit
Number	Exhibit

15.1	Awareness Letter of Deloitte & Touche LLP, dated as of August 7, 2006.

31.1	Certification by Ron E. Hooper, Senior Vice President and Trust Administrator of Bank of America, Trustee of Permian Basin Royalty Trust, dated August 8, 2006 and submitted pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certificate by Bank of America, Trustee of Permian Basin Royalty Trust, dated August 8, 2006 and submitted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	A copy of this Exhibit is available to any Unit holder, at the actual cost of reproduction, upon written request to the Trustee, Bank of America, N.A., 901 Main Street, Dallas, Texas 75202.