Form 10-Q
period 2006-09-30
PERMIAN BASIN ROYALTY TRUST
filed 2006-11-07
CIK 319654

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period ended September 30, 2006

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
Large accelerated filer ☐          Accelerated filer ☑           Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Number of Units of beneficial interest of the Trust outstanding at November 1, 2006: 46,608,796.

PERMIAN BASIN ROYALTY TRUST
PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
The condensed financial statements included herein have been prepared by Bank of America, N.A. as Trustee for the Permian Basin Royalty Trust, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Trust’s latest annual report on Form 10-K. In the opinion of the Trustee, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the assets, liabilities and trust corpus of the Permian Basin Royalty Trust at September 30, 2006, and the distributable income and changes in trust corpus for the three-month and nine-month periods ended September 30, 2006 and 2005 have been included. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.
Deloitte & Touche LLP, an independent registered public accounting firm, has made a limited review of the condensed financial statements as of September 30, 2006 and for the three-month and nine-month periods ended September 30, 2006 and 2005 included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Unit Holders of Permian Basin Royalty Trust and
Bank of America, N.A., Trustee
We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of Permian Basin Royalty Trust as of September 30, 2006, and the related condensed statements of distributable income for the three-month and nine-month periods ended September 30, 2006 and 2005 and changes in trust corpus for the three-month and nine-month periods ended September 30, 2006 and 2005. These condensed financial statements are the responsibility of the Trustee.
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
/s/ Deloitte & Touche LLP
Dallas, Texas
November 7, 2006

PERMIAN BASIN ROYALTY TRUST
CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	September 30,	December 31,
	2006	2005
	(Unaudited)	(Unaudited)
ASSETS

Cash and short-term investments	$6,637,774	$7,264,048

Net overriding royalty interests in producing oil and gas properties (net of accumulated amortization of $9,494,537 and $9,364,586 at September 30, 2006 and December 31, 2005, respectively)	1,480,679	1,610,630

TOTAL ASSETS	$8,118,453	$8,874,678

LIABILITIES AND TRUST CORPUS

Distribution payable to Unit holders	$6,637,774	$7,264,048

Commitments and contingencies
Trust corpus – 46,608,796 Units of beneficial interest authorized and outstanding	1,480,679	1,610,630

TOTAL LIABILITIES AND TRUST CORPUS	$8,118,453	$8,874,678

     The accompanying notes to condensed financial statements are an integral part of these statements.

PERMIAN BASIN ROYALTY TRUST
CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	September 30		September 30
	2006	2005	2006	2005
Royalty income	$18,697,269	$15,989,323	$51,655,740	$42,266,409
Interest income	31,635	13,777	95,350	36,821

	18,728,903	16,003,100	51,751,090	42,303,230

General and administrative expenditures	(152,561)	(112,337)	(677,389)	(648,236)

Distributable income	$18,576,342	$15,890,763	$51,073,701	$41,654,994

Distributable income per Unit (46,608,796 Units)	$.398559	$.340939	$1.095795	$.893715

     The accompanying notes to condensed financial statements are an integral part of these statements.

PERMIAN BASIN ROYALTY TRUST
CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	September 30		September 30
	2006	2005	2006	2005
Trust corpus, beginning of Period	$1,527,299	$1,705,706	$1,610,630	$1,795,267

Amortization of net overriding royalty interests	(46,620)	(45,820)	(129,951)	(135,381)
Distributable income	18,576,342	15,890,763	51,073,701	41,654,994
Distributions declared	(18,576,342)	(15,890,763)	(51,073,701)	(41,654,994)

Total Trust Corpus, end of period	$1,480,679	$1,659,886	$1,480,679	$1,659,886

Distributions per unit	$.398559	$.340939	$1.095795	$.893715

     The accompanying notes to condensed financial statements are an integral part of these statements.

PERMIAN BASIN ROYALTY TRUST
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
1.	BASIS OF ACCOUNTING

The Permian Basin Royalty Trust (“Trust”) was established as of November 1, 1980. The net overriding royalties conveyed to the Trust include: (1) a 75% net overriding royalty carved out of Southland Royalty Company’s fee mineral interests in the Waddell ranch in Crane County, Texas (the “Waddell Ranch properties”); and (2) a 95% net overriding royalty carved out of Southland Royalty Company’s major producing royalty interests in Texas (the “Texas Royalty properties”). The net overriding royalty for the Texas Royalty properties is subject to the provisions of the lease agreements under which such royalties were created. The financial statements of the Trust are prepared on the following basis:
•	Royalty income recorded for a month is the amount computed and paid to Bank of America, N.A. (“Trustee”) as Trustee for the Trust by the interest owners: Burlington Resources Oil & Gas Company LP (“BROG”), a subsidiary of ConocoPhillips for the Waddell Ranch properties and Riverhill Energy Corporation (“Riverhill Energy”), formerly a wholly owned subsidiary of Riverhill Capital Corporation (“Riverhill Capital”) and formerly an affiliate of Coastal Management Corporation (“CMC”), for the Texas Royalty properties. Schlumberger Technology Corporation (“STC”) currently conducts all field, technical and accounting operations on behalf of BROG with regard to the Waddell Ranch properties. Riverhill Energy currently conducts the accounting operations for the Texas Royalty properties. Royalty income consists of the amounts received by the owners of the interests burdened by the net overriding royalty interests (“Royalties”) from the sale of production less accrued production costs, development and drilling costs, applicable taxes, operating charges, and other costs and deductions multiplied by 75% in the case of the Waddell Ranch properties and 95% in the case of the Texas Royalty properties.

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
New Accounting Pronouncements
In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 Accounting for Derivative Instruments and No. 140 Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This statement resolves issues addressed in Statement 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial interests in Securitized Financial Assets. This statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Trust has no financial instruments and accordingly, this new Standard will not impact the financial statements of the Trust.
In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets – an amendment of FASB Statements No. 140 Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations. This statement is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Trustee does not believe the adoption of this statement will have a material effect on the Trust’s financial statements.
In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 is effective for fiscal years beginning after December 15, 2006. The Trustee does not believe that the adoption of this statement will have a material effect on the Trust’s financial statements.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans –an amendment of FASB Statements No. 87, 88, 106 and 132(R). This statement improves financial reporting by requiring an employer to recognize the over funded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement is effective as of the end of the fiscal year ending after December 15, 2006. The Trustee does not believe that the adoption of this statement will have a material effect on the Trust’s financial statements.
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Trustee does not believe that the adoption of this statement will have a material effect on the Trust’s financial statements.
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

Subsequent to September 30, 2006, the Trust declared a distribution on October 21, 2006 of $.110204 per unit payable on November 15, 2006, to Unit holders of record on October 31, 2006.

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

Trusts and partnerships that meet statutory requirements and receive at least 90% of their gross income from designated sources, including royalties from mineral properties, and do not receive more than 10% of their income from operating an active trade or business, are generally exempt from the margin tax as “passive entities.” Virtually all of the income of the Trust consists of income from net overriding royalty interests (or net profits interests) that are treated as royalty income for federal income tax purposes, but, there is no legislative history making it clear that the Trust will be treated as a “passive entity” for margin tax purposes. Clarification by additional legislative action or the issuance of applicable administrative rules promulgated by the Texas Comptroller, may be forthcoming prior to the effective date of that Act.

If the Trust is exempt from the margin tax at the trust level as a passive entity, each Unit holder that is a business entity subject to the margin tax would generally include its share of the Trust’s revenues in its margin tax computation. If, however, the margin tax is imposed on the Trust at the trust level, each such Unit holder would generally exclude its share of the Trust’s revenues from its margin tax calculation. Each Unit holder that is a business entity is urged to consult his own tax advisor regarding the requirements for filing state income, franchise and margin tax returns.
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
Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005
For the quarter ended September 30, 2006 royalty income received by the Trust amounted to $18,697,269 compared to royalty income of $15,989,323 during the third quarter of 2005. The increase in royalty income is primarily attributable to significant increases in both oil and gas prices.
Interest income for the quarter ended September 30, 2006, was $31,635 compared to $13,777 during the third quarter of 2005. The increase in interest income is primarily attributable to higher interest rates and more funds available for investment. General and administrative expenses during the third quarter of 2006 amounted to $152,561 compared to $112,337 during the third quarter of 2005. The increase in general and administrative expenses can be primarily attributed to increased legal and audit expenses.
These transactions resulted in distributable income for the quarter ended September 30, 2006 of $18,576,342 or $.398559 per Unit of beneficial interest. Distributions of $.129940, $.126203 and $.142414 per Unit were made to Unit holders of record as of July 31, 2006, August 31, 2006 and September 29, 2006, respectively. For the third quarter of 2005, distributable income was $15,890,763, or $.340939 per Unit of beneficial interest.

Royalty income for the Trust for the third quarter of the calendar year is associated with actual oil and gas production for the period of May, June and July 2006 from the properties from which the Trust’s net overriding royalty interests (“Royalties”) were carved. Oil and gas sales attributable to the Royalties and the properties from which the Royalties were carved are as follows:

	Third Quarter
	2006	2005
Royalties:
Oil sales (Bbls)	198,283	215,618
Gas sales (Mcf)	869,934	957,711

Properties From Which The Royalties Were Carved:
Oil:
Total oil sales (Bbls)	308,150	327,081
Average per day (Bbls)	3,349	3,555
Average price per Bbl	$65.95	$49.38

Gas:
Total gas sales (Mcf)	1,539,034	1,612,808
Average per day (Mcf)	16,729	17,531
Average price per Mcf	$7.42	$6.34
The posted price of oil increased to an average price per barrel of $65.95 per Bbl in the third quarter of 2006, compared to $49.38 per Bbl in the third quarter of 2005. The Trustee has been advised by ConocoPhillips that for the period of August 1, 1993, through September 30, 2006, the oil from the Waddell Ranch properties was being sold under a competitive bid to a third party. The average price of gas increased from $6.34 per Mcf in the third quarter of 2005 to $7.42 per Mcf in the third quarter of 2006 due to change in overall market variables.
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
Capital expenditures for drilling, remedial and maintenance activities on the Waddell Ranch properties during the third quarter of 2006 totaled $3,332,426 as compared to $1,789,545 for the third quarter of 2005. ConocoPhillips has informed the Trustee that the 2006 capital expenditures budget has been revised to $36.5 million for the Waddell Ranch properties. The total amount of capital expenditures for 2005 was $14.7 million.
The Trustee has been advised that there were 7 wells completed and 6 wells in progress, and 6 workover wells completed and 19 workover wells in progress, during the three months ended September 30, 2006 as compared to 2 wells completed, no wells in progress, and 13 workover wells in progress for the three months ended September 30, 2005 on the Waddell Ranch properties. There were 2 facility projects completed and 3 projects in progress for the third quarter of 2006.

Lease operating expense and property taxes totaled $3.4 million for the third quarter of 2006, compared to $3.1 million in the third quarter of 2005 on the Waddell Ranch properties. This increase is primarily attributable to increased electrical costs and increased ad valorem taxes paid for the third quarter in 2006.
Nine Months Ended September 30, 2006 and 2005
For the nine months ended September 30, 2006, royalty income received by the Trust amounted to $51,655,740 compared to royalty income of $42,266,409 for the nine months ended September 30, 2005. The increase in royalty income is primarily due to an increase in oil and gas prices in the first nine months of 2006 compared to the first nine months in 2005. Interest income for the nine months ended September 30, 2006 was $95,350 compared to $36,821 for the nine months ended September 30, 2005. The increase in interest income is attributable primarily to an increase in interest rates and more funds available for investment. General and administrative expenses for the nine months ended September 30, 2006 were $677,389. During the nine months ended September 30, 2005, general and administrative expenses were $648,236. The increase in general and administrative expenses is primarily due to increased legal and audit expenses.
These transactions resulted in distributable income for the nine months ended September 30, 2006 of $51,073,701, or $1.095795 per Unit. For the nine months ended September 30, 2005, distributable income was $41,654,994, or $.893715 per Unit.
Royalty income for the Trust for the period ended September 30, 2006 is associated with actual oil and gas production for the period November 2005 through July 2006 from the properties from which the Royalties were carved. Oil and gas production attributable to the Royalties and the properties from which the Royalties were carved are as follows:

	First Nine Months
	2006	2005
Royalties:
Oil sales (Bbls)	574,593	605,204
Gas sales (Mcf)	2,420,037	2,617,686

Properties From Which The Royalties Were Carved:
Oil:
Total oil sales (Bbls)	912,712	948,727
Average per day (Bbls)	3,343	3,475
Average price per Bbl	$59.43	$45.47
Gas:
Total gas sales (Mcf)	4,394,940	4,632,853
Average per day (Mcf)	16,099	16,970
Average price per Mcf	$8.05	$6.38

The average price of oil increased during the nine months ended September 30, 2006 to $59.43 per barrel compared to $45.47 per barrel for the same period in 2005. The increase in the average price of oil is primarily due to increased demand in 2006, caused by a worldwide market demand. The increase in the average price of gas from $6.38 per Mcf for the nine months ended September 30, 2005 to $8.05 per Mcf for the nine months ended September 30, 2006 is primarily the result of an increase in the spot prices of natural gas.
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
Capital expenditures for the Waddell Ranch properties for the nine months ended September 30, 2006 totaled $9.6 million compared to $7 million for the same period in 2005. ConocoPhillips has previously advised the Trust that the 2006 capital expenditures budget for the Waddell Ranch properties is $36.5 million.
The Trust has been advised that 15 wells were drilled and completed and 6 wells to be completed on the Waddell Ranch properties during the nine months ended September 30, 2006, as compared to 6 wells drilled and completed on the Waddell Ranch Properties during the nine months ended September 30, 2005. Approximately 29 workover wells were completed and approximately 19 workover wells were in progress as of September 30, 2006. Approximately 2 facilities projects were completed and 3 facilities projects were in progress.
Lease operating expense and property taxes totaled $10.4 million in 2006 compared to $8.7 million for the same period in 2005. The increase in lease operating expense is primarily attributable to higher electrical costs than in 2005 and increased property taxes.
Calculation of Royalty Income
The Trust’s royalty income is computed as a percentage of the net profit from the operation of the properties in which the Trust owns net overriding royalty interests. These percentages of net profits are 75% and 95% in the case of the Waddell Ranch properties and the Texas Royalty properties, respectively. Royalty income received by the Trust for the three months ended September 30, 2006 and 2005, respectively, were computed as shown in the table below:

	THREE MONTHS ENDED SEPTEMBER 30,
	2006		2005
	WADDELL	TEXAS	WADDELL	TEXAS
	RANCH	ROYALTY	RANCH	ROYALTY
	PROPERTIES	PROPERTIES	PROPERTIES	PROPERTIES
Gross proceeds of sales from the Underlying Properties
Oil proceeds	$14,384,090	$5,937,295	$11,783,550	$4,369,141
Gas proceeds	10,074,892	1,340,989	9,047,274	1,180,180

Total	24,458,982	7,278,284	20,830,824	5,549,321

Less:
Severance tax:
Oil	626,555	202,914	483,590	168,686
Gas	677,834	90,410	571,626	76,621
Lease operating expense and property tax:
Oil and gas	3,379,091	285,000	3,100,383	225,000
Capital expenditures	3,332,426		1,789,545	0

Total	8,015,906	578,324	5,945,144	470,307

Net profits	16,443,076	6,699,960	14,885,680	5,079,014
Net overriding royalty interests	75%	95%	75%	95%

Royalty income	$12,332,307	$6,364,962	$11,164,260	$4,825,063

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
New Accounting Pronouncements
In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 Accounting for Derivative Instruments and No. 140 Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This statement resolves issues addressed in Statement 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial interests in Securitized Financial Assets. This statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Trust has no financial instruments and accordingly, this new Standard will not impact the financial statements of the Trust.
In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets – an amendment of FASB Statements No. 140 Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations. This statement is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Trustee does not believe the adoption of this statement will have a material effect on the Trust’s financial statements.
In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 is effective for fiscal years beginning after December 15, 2006. The Trustee does not believe that the adoption of this statement will have a material effect on the Trust’s financial statements.
In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans –an amendment of FASB Statements No. 87, 88, 106 and 132(R). This statement improves financial reporting by requiring an employer to recognize the over funded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement is effective as of the end of the fiscal year ending after December 15, 2006. The Trustee does not believe that the adoption of this statement will have a material effect on the Trust’s financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Trustee does not believe that the adoption of this statement will have a material effect on the Trust’s financial statements.
Revenue Recognition
Revenues from the royalty interests are recognized in the period in which amounts are received by the Trust. Royalty income received by the Trust in a given calendar year will generally reflect the proceeds, on an entitlement basis, from natural gas produced and sold for the twelve-month period ended October 31st in that calendar year. Royalty income received by the Trust in the third quarter of 2006 generally reflects the proceeds associated with actual oil and gas production for the period of May, June and July 2006.
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
Contingencies
Contingencies related to the Underlying Properties that are unfavorably resolved would generally be reflected by the Trust as reductions to future royalty income payments to the Trust with corresponding reductions to cash distributions to Unit holders. The Trustee is aware of no such items as of September 30, 2006.
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

PART II – OTHER INFORMATION
Items 1 through 5.
Not applicable.
Item 6. Exhibits and Reports on Form 8-K
4.1	Permian Basin Royalty Trust Indenture dated November 3, 1980, between Southland Royalty Company (now Burlington Resources Oil & Gas Company LP) and The First National Bank of Fort Worth (now Bank of America, N.A.), as Trustee, heretofore filed as Exhibit (4)(a) to the Trust’s Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980 is incorporated herein by reference.

4.2	Net Overriding Royalty Conveyance (Permian Basin Royalty Trust) from Southland Royalty Company (now Burlington Resources Oil & Gas Company LP) to The First National Bank of Fort Worth (now Bank of America, N.A.), as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit (4)(b) to the Trust’s Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980 is incorporated herein by reference.

4.3	Net Overriding Royalty Conveyance (Permian Basin Royalty Trust — Waddell Ranch) from Southland Royalty Company (now Burlington Resources Oil & Gas Company LP) to The First National Bank of Fort Worth (now Bank of America, N.A.), as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit (4)(c) to the Trust’s Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980 is incorporated herein by reference.

10.1	Registration Rights Agreement dated as of July 21, 2004 by and between Burlington Resources, Inc. and Bank of America, N.A., as trustee of Permian Basin Royalty Trust, heretofore filed as Exhibit 10.1 to the Trust’s Quarterly Report on Form 10-Q to the Securities and Exchange Commission for the quarterly period ended June 30, 2004 is incorporated herein by reference.

10.2	Underwriting Agreement dated December 15, 2005 among the Permian Basin Royalty Trust, Burlington Resources, Inc., Burlington Resources Oil & Gas L.P. and Lehman Brothers Inc. and Wachovia Capital Markets, LLC as representatives of the several underwriters heretofore filed as Exhibit 10.1 to the Trust’s current report filed on Form 8-K to the Securities and Exchange Commission filed on December 19, 2005 is incorporated herein by reference.

10.3	Underwriting Agreement dated August 2, 2005 among the Permian Basin Royalty Trust, Burlington Resources, Inc., Burlington Resources Oil & Gas L.P. and Goldman Sachs & Co. and Lehman Brothers Inc. as representatives of the several underwriters, heretofore filed as Exhibit 10.1 to the Trust’s current report filed on Form 8-K to the Securities and Exchange Commission filed on August 8, 2005, is incorporated herein by reference.

31.1	Certification by Ron E. Hooper, Senior Vice President and Trust Administrator of Bank of America, Trustee of Permian Basin Royalty Trust, dated November 7, 2006 and submitted pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certificate by Bank of America, Trustee of Permian Basin Royalty Trust, dated November 7, 2006 and submitted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

BANK OF AMERICA, N.A., TRUSTEE FOR THE PERMIAN BASIN ROYALTY TRUST
By:	/s/ RON E. HOOPER
Ron E. Hooper,
Senior Vice President and Trust Administrator Bank of America, N.A.

Date: November 7, 2006
(The Trust has no directors or executive officers.)

INDEX TO EXHIBITS

Exhibit
Number	Exhibit

4.1	Permian Basin Royalty Trust Indenture dated November 3, 1980, between Southland Royalty Company (now Burlington Resources Oil & Gas Company LP) and The First National Bank of Fort Worth (now Bank of America, N.A.), as Trustee, heretofore filed as Exhibit (4)(a) to the Trust’s Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980 is incorporated herein by reference.*

4.2	Net Overriding Royalty Conveyance (Permian Basin Royalty Trust) from Southland Royalty Company (now Burlington Resources Oil & Gas Company LP) to The First National Bank of Fort Worth (now Bank of America, N.A.), as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit (4)(b) to the Trust’s Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980 is incorporated herein by reference.*

4.3	Net Overriding Royalty Conveyance (Permian Basin Royalty Trust — Waddell Ranch) from Southland Royalty Company (now Burlington Resources Oil & Gas Company LP) to The First National Bank of Fort Worth (now Bank of America, N.A.), as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit (4)(c) to the Trust’s Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980 is incorporated herein by reference.*

10.1	Registration Rights Agreement dated as of July 21, 2004 by and between Burlington Resources, Inc. and Bank of America, N.A., as trustee of Permian Basin Royalty Trust, heretofore filed as Exhibit 10.1 to the Trust’s Quarterly Report on Form 10-Q to the Securities and Exchange Commission for the quarterly period ended June 30, 2004 is incorporated herein by reference.

10.2	Underwriting Agreement dated December 15, 2005 among the Permian Basin Royalty Trust, Burlington Resources, Inc., Burlington Resources Oil & Gas L.P. and Lehman Brothers Inc. and Wachovia Capital Markets, LLC as representatives of the several underwriters heretofore filed as Exhibit 10.1 to the Trust’s current report filed on Form 8-K to the Securities and Exchange Commission filed on December 19, 2005 is incorporated herein by reference.

10.3	Underwriting Agreement dated August 2, 2005 among the Permian Basin Royalty Trust, Burlington Resources, Inc., Burlington Resources Oil & Gas L.P. and Goldman Sachs & Co. and Lehman Brothers Inc. as representatives of the several underwriters, heretofore filed as Exhibit 10.1 to the Trust’s current report filed on Form 8-K to the Securities and Exchange Commission filed on August 8, 2005, is incorporated herein by reference.

31.1	Certification by Ron E. Hooper, Senior Vice President and Trust Administrator of Bank of America, Trustee of Permian Basin Royalty Trust, dated November 7, 2006 and submitted pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certificate by Bank of America, Trustee of Permian Basin Royalty Trust, dated November 7, 2006 and submitted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	A copy of this Exhibit is available to any Unit holder, at the actual cost of reproduction, upon written request to the Trustee, Bank of America, N.A., 901 Main Street, Dallas, Texas 75202.