Form 10-K
period 2006-12-31
PERMIAN BASIN ROYALTY TRUST
filed 2007-03-13
CIK 319654

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
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
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐      Accelerated filer ☑      Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $571,465,450.
     At March 1, 2007, there were 46,608,796 Units of Beneficial Interest of the Trust outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
     “Units of Beneficial Interest” at page 1; “Trustee’s Discussion and Analysis for the Three-Year Period Ended December 31, 2006” at pages 8 through 10; “Results of the 4th Quarters of 2006 and 2005” at page 11; and “Statements of Assets, Liabilities and Trust Corpus,” “Statements of Distributable Income,” “Statements of Changes in Trust Corpus,” “Notes to Financial Statements” and “Report of Independent Registered Public Accounting Firm” at page 13 et seq., in registrant’s Annual Report to security holders for fiscal year ended December 31, 2006 are incorporated herein by reference for Item 5, Item 7 and Item 8 of Part II of this Report.

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
          In 1985, Southland Royalty became a wholly-owned subsidiary of Burlington Northern Inc. (“BNI”). In 1988, BNI transferred its natural resource operations to Burlington Resources Inc. (“BRI”) as a result of which Southland Royalty became a wholly-owned indirect subsidiary of BRI. As a result of this transfer, Meridian Oil Inc. (“MOI”), which was the parent company of Southland Royalty, became a wholly owned direct subsidiary of BRI. In 1996, Southland Royalty was merged with and into MOI. As a result of this merger, the separate corporate existence of Southland Royalty ceased and MOI survived and succeeded to the ownership of all of the assets of Southland Royalty and assumed all of its rights, powers, privileges, liabilities and obligations. In 1996, MOI changed its name to Burlington Resources Oil & Gas Company, now Burlington Oil & Gas Company LP (“BROG”). Effective March 31, 2006, ConocoPhillips acquired BRI pursuant to a merger between BRI and a wholly-owned subsidiary of ConocoPhillips. As a result of this acquisition, BRI and BROG are both wholly-owned subsidiaries of ConocoPhillips.
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
          Production and development costs attributable to the Royalties are deducted in the calculation of the Trust’s share of net proceeds. Accordingly, higher or lower production and development costs will directly decrease or increase the amount received by the Trust from the Royalties. Production and development costs are impacted by increases in commodity prices, both directly, through commodity price dependent costs, such as electricity, and indirectly, as a result of demand driven increases in costs of oilfield goods and services. For example, the costs of electricity that will be included in production and development costs deducted in calculating the Trust’s share of 2007 net proceeds could increase compared to the electrical costs incurred during 2006 principally as a result of higher fuel surcharges which could be charged by the third party electricity provider in response to the higher costs of natural gas consumed to generate the electricity. These increased costs could reduce the Trust share of 2007 net proceeds below the level that would exist if such costs remained at the level experienced in 2006. If production and development costs attributable to the Royalties exceed the gross proceeds related to production from the Underlying Properties, the Trust will not receive net proceeds until future proceeds from production exceed the total of the excess costs plus accrued interest during the deficit period. Development activities may not generate sufficient additional proceeds to repay the costs.
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
          There are operational risks and hazards associated with the production and transportation of crude oil and natural gas, including without limitation natural disasters, blowouts, explosions, fires, leakage of crude oil or natural gas, releases of other hazardous materials, mechanical failures, cratering, and pollution. Any of these or similar occurrences could result in the interruption or cessation of operations, personal injury or loss of life, property damage, damage to productive formations or equipment, or damage to the environment or natural resources, or cleanup obligations. The operation of oil and gas properties is also subject to various laws and regulations. Non-compliance with such laws and regulations could subject the operator to additional costs, sanctions or liabilities. The uninsured costs resulting from any of these or similar occurrences could be deducted as a cost of production in calculating the net proceeds payable to the Trust and would therefore reduce Trust distributions by the amount of such uninsured costs.
          As oil and gas production from the Waddell Ranch properties is processed through a single facility, future distributions from those properties may be particularly susceptible to such risks. A partial or complete shut-down of operations at that facility could disrupt the flow of royalty payments to the Trust and, accordingly, the Trust’s distributions to its Unit holders. In addition, although BROG is the operator of record of the properties burdened by the Waddell Ranch overriding royalty interests, none of the Trustee, the Unit holders or BROG has an operating interest in the properties burdened by the Texas Royalty properties’ overriding royalty interests. As a result, these parties are not in a position to eliminate or mitigate the above or similar occurrences with respect to such properties and may not become aware of such occurrences prior to any reduction in Trust distributions which may result therefrom.
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
The limited liability of the Unit holders is uncertain.
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
If it is determined that the Trust is subject to the Texas margin tax, the Trustee may have to withhold a disproportionate amount from future distributions to pay the tax liability.
The Trustee does not intend to pay any amounts for the new Texas margin tax for tax year 2007, based on the assumption that the Trust is exempt from tax as a passive entity; however, there is currently no clear statutory authority that the Trust meets requirements for the margin tax exemption as a passive entity. If it is subsequently determined that the Trust is not exempt from the margin tax, the Trust would be required to deduct and withhold from future distributions the amounts necessary to pay the margin tax for the entire 2007 year, including the tax liability accruing on income distributed after December 2006 attributable to 2007 Trust revenues from which no tax was withheld. For more information about the margin tax, see Note 9 to the Trust’s financial statements contained in the Trust’s Annual Report to security holders.
Item 1B. Unresolved Staff Comments
          The Trust has not received any written comments from the Securities and Exchange Commission staff regarding its periodic or current reports under the Act within the 180 days preceding December 31, 2006, which comments remain unresolved.
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
          The following information under this Item 2 is based upon data and information, including audited computation statements, furnished to the Trustee by BROG and Riverhill Energy.

PRODUCING ACREAGE, WELLS AND DRILLING
          Waddell Ranch Properties. The Waddell Ranch properties consist of 76,922 gross (33,246 net) producing acres. A majority of the proved reserves are attributable to six fields: Dune, Sand Hills (Judkins), Sand Hills (McKnight), Sand Hills (Tubb), University-Waddell (Devonian) and Waddell. At December 31, 2006, the Waddell Ranch properties contained 800 gross (353 (net) productive oil wells, 205 gross (97 net)] productive gas wells and 309 gross (134 net) injection wells.
          BROG is operator of record of the Waddell Ranch properties. All field, technical and accounting operations have been contracted by an agreement between the working interest owners and Schlumberger Integrated Project Management (IPM) but remain under the direction of BROG.
          The Waddell Ranch properties are mature producing properties, and all of the major oil fields are currently being waterflooded for the purpose of facilitating enhanced recovery. Proved reserves and estimated future net revenues attributable to the properties are included in the reserve reports summarized below. BROG does not own the full working interest in any of the tracts constituting the Waddell Ranch properties and, therefore, implementation of any development programs will require approvals of other working interest holders as well as BROG. In addition, implementation of any development programs will be dependent upon oil and gas prices currently being received and anticipated to be received in the future. There were 23 gross (11 net) wells drilled and completed on the Waddell Ranch properties during 2006. At December 31, 2006, there were 3 drill wells and 6 workovers in progress on the Waddell Ranch properties. There were 6 gross (3 net) wells drilled and completed on the Waddell Ranch properties during 2005. At December 31, 2005 there were no wells in progress on the Waddell Ranch properties. There were 4 gross (2 net) wells drilled and completed on the Waddell Ranch properties during 2004. At December 31, 2004 there were no wells in progress on the Waddell Ranch properties.
          BROG has advised the Trustee that the total amount of capital expenditures for 2006 with regard to the Waddell Ranch properties totaled $35.6 million. Capital expenditures include the cost of remedial and maintenance activities. This amount spent is approximately $12.3 million more than the budgeted amount projected by BROG for 2006. BROG has advised the Trustee that the capital expenditures budget for 2007 totals approximately $32.4 million, of which approximately $18.9 million (gross) is attributable to the 2007 drilling program, and $12.4 million (gross) to workovers and recompletions. Accordingly, there is a 9.0% decrease in capital expenditures for 2007 as compared with the 2006 capital expenditures. The major reason for the variance is the decrease in the number of planned capital drill wells. There will be 20 new drill wells in 2007 as compared to 26 in 2006.
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
          In February 1997, BROG sold its interests in the Texas Royalty properties that are subject to the Net Overriding Royalty Conveyance to the Trust dated effective November 1, 1980 (“Texas Royalty Conveyance”) to Riverhill Energy Corporation (“Riverhill Energy”), which was then a wholly-owned subsidiary of Riverhill Capital Corporation (“Riverhill Capital”) and an affiliate of Coastal Management Corporation (“CMC”). At the time of such sale, Riverhill Capital was a privately owned Texas corporation with offices in Bryan and Midland, Texas. The Trustee was informed by BROG that, as required by the Texas Royalty Conveyance, Riverhill Energy succeeded to all of the requirements upon and the responsibilities of BROG under the Texas Royalty Conveyance with regard to the Texas Royalty properties. BROG and Riverhill Energy further advised the Trustee that all accounting operations pertaining to the Texas Royalty properties were being performed by Riverhill Energy.

          The Trustee has been advised that, effective April 1, 1998, Schlumberger Technology Corporation (“STC”) acquired all of the shares of stock at Riverhill Capital. Prior to the acquisition by STC, CMC and Riverhill Energy were wholly-owned subsidiaries of Riverhill Capital. The Trustee has further been advised, in accordance with the STC acquisition of Riverhill Capital, the shareholders of Riverhill Capital acquired ownership of all shares of stock of Riverhill Energy. Effective January 1, 2001 CMC merged into STC. Thus, the ownership in the Texas Royalty properties remained in Riverhill Energy.
          The Trustee has been advised that as of May 1, 2000, the accounting operations, pertaining to the Texas Royalty properties, were being transferred from STC to Riverhill Energy. STC currently conducts all field, technical and accounting operations, on behalf of BROG, with regard to the Waddell Ranch properties. STC currently provides summary reporting of monthly results for both the Texas Royalty properties and the Waddell Ranch properties.
          Well Count and Acreage Summary. The following table shows as of December 31, 2006, the gross and net producing wells and acres for the BROG and Riverhill Energy interests. The net wells and acres are determined by multiplying the gross wells or acres by the BROG and Riverhill Energy interests owner’s working interest in the wells or acres. There is very little undeveloped acreage held by the Trust, and all this is held by production.

	NUMBER OF WELLS		ACRES
	Gross	Net	Gross	Net
BROG and Riverhill Energy Interests	1,313	589	76,922	33,246
OIL AND GAS PRODUCTION
     The Trust recognizes production during the month in which the related distribution is received. Production of oil and gas attributable to the Royalties and the Underlying Properties and the related average sales prices attributable to the Underlying Properties for the three years ended December 31, 2006, excluding portions attributable to the adjustments discussed below, were as follows:

	Waddell Ranch			Texas Royalty
	Properties			Properties			Total
	2006	2005	2004	2006	2005	2004	2006	2005	2004
Royalties:
Production
Oil (barrels)	429,052	501,499	471,441	320,897	325,776	307,611	749,949	827,275	779,052
Gas (Mcf)	2,640,873	3,052,103	2,642,599	513,918	556,675	602,518	3,154,791	3,608,778	3,245,117
Underlying Properties:
Production
Oil (barrels)	863,198	899,197	873,466	357,967	359,387	349,113	1,221,165	1,258,584	1,222,579
Gas (Mcf)	5,396,777	5,517,845	5,291,295	576,411	614,871	684,572	5,973,188	6,132,716	5,975,867
Average Price
Oil/barrel	59.15	$49.35	$37.13	59.50	$48.97	$34.89	59.30	$49.20	$36.25
Gas/Mcf	7.63	$6.90	$5.47	10.02	$8.22	$5.79	8.02	$7.11	$5.53
          Since the oil and gas sales attributable to the Royalties are based on an allocation formula that is dependent on such factors as price and cost (including capital expenditures), production amounts do not necessarily provide a meaningful comparison.

          Waddell Ranch properties lease operating expense for 2006 was $28 million (gross) and $25 million (net). The lease operating expense increased 3% from 2005 to 2006 primarily because of an increase in electrical costs. Waddell Ranch lifting cost on a barrel of oil equivalent (BOE) basis was $6.95/bbl as compared to $6.05 in 2005 and $5.32 in 2004.
PRICING INFORMATION
          Reference is made to the caption entitled “Regulation” for information as to federal regulation of prices of natural gas. The following paragraphs provide information regarding sales of oil and gas from the Waddell Ranch properties. As a royalty owner, Riverhill Energy is not furnished detailed information regarding sales of oil and gas from the Texas Royalty properties.
          Oil. The Trustee has been advised by BROG that for the period August 1, 1993 through February 28, 2007, the oil from the Ranch properties was and will be sold under a competitive bid to independent third parties.
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
          The independent petroleum engineers’ reports as to the proved oil and gas reserves attributable to the Royalties conveyed to the Trust were obtained from Cawley, Gillespie & Associates, Inc. The following table presents a reconciliation of proved reserve quantities from January 1, 2004 through December 31, 2006 (in thousands):

	Waddell Ranch		Texas Royalty
	Properties		Properties		Total
	Oil	Gas	Oil	Gas	Oil	Gas
	(Bbls)	(Mcf)	(Bbls)	(Mcf)	(Bbls)	(Mcf)
January 1, 2004	3,531	21,822	3,376	5,425	6,907	27,247
Extensions, discoveries, and other additions	0	0	0	0	0	0
Revisions of previous estimates	546	2,692	434	1,091	980	3,783
Production	(471)	(2,643)	(308)	(602)	(779)	(3,245)

December 31, 2004	3,606	21,871	3,502	5,914	7,108	27,785
Extensions, discoveries, and other additions	84	415	0	0	84	415
Revisions of previous estimates	126	1,695	359	246	485	1,941
Production	(501)	(3,052)	(326)	(557)	(827)	(3,609)

December 31, 2005	3,315	20,929	3,535	5,603	6,850	26,532
Extensions, discoveries, and other additions	33	490	0	2	33	492
Revisions of previous estimates	233	208	212	53	445	261
Production	(429)	(2,641)	(321)	(514)	(750)	(3,155)

December 31, 2006	3,152	18,986	3,426	5,144	6,578	24,130
          Estimated quantities of proved developed reserves of crude oil and natural gas as of December 31, 2006, 2005 and 2004 were as follows (in thousands):

	Crude Oil	Natural Gas
	(Bbls)	(Mcf)
December 31, 2006	6,443	23,233
December 31, 2005	6,764	25,877
December 31, 2004	6,988	27,545
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

The 2006, 2005 and 2004 change in the standardized measure of discounted future net cash revenues related to future royalty income from proved reserves attributable to the Royalties discounted at 10% is as follows (in thousands):

	Waddell Ranch			Texas Royalty
	Properties			Properties			Total
	2006	2005	2004	2006	2005	2004	2006	2005	2004
January 1	$188,697	$156,014	$117,755	$104,654	$81,179	$57,796	$293,351	$237,193	$175,551
Extensions, discoveries, and other additions	2,108	3,743	0	15	0	0	2,123	3,743	0

Accretion of discount	18,870	15,601	11,776	10,465	8,118	5,780	29,335	23,719	17,556
Revisions of previous estimates and other	(3,224)	56,830	57,820	10,793	34,833	31,283	7,569	91,663	89,103

Royalty income	(43,143)	(43,491)	(31,337)	(23,264)	(19,476)	(13,680)	(66,407)	(62,967)	(45,017)

December 31	$163,308	$188,697	$156,014	$102,663	$104,654	$81,179	$265,971	$293,351	$237,193

Oil and gas prices of $53.44 and $53.47 per barrel and $5.37 and $7.69 per Mcf were used to determine the estimated future net revenues from the Waddell Ranch properties and the Texas Royalty properties, respectively, at December 31, 2006. The downward revisions of both reserves and discounted future net cash flows for the Waddell Ranch properties and the Texas Royalty properties are primarily due to decrease in oil and gas prices from 2005 to 2006.
Oil and gas prices of $54.89 and $54.02 per barrel and $6.38 and $7.06 per Mcf were used to determine the estimated future net revenues from the Waddell Ranch properties and the Texas Royalty properties, respectively, at December 31, 2005. The upward revisions of both reserves and discounted future net cash flows for the Waddell Ranch properties and the Texas Royalty properties were mostly due to increase in oil and gas prices from 2004 to 2005.
Oil and gas prices of $37.90 and $39.07 per barrel and $6.22 and $6.61 per Mcf, respectively, were used to determine the estimated future net revenues from the Waddell Ranch properties and the Texas Royalty properties, respectively, at December 31, 2004. The upward revisions of both reserves and discounted future net cash flows for the Waddell Ranch properties and the Texas Royalty properties were primarily due to increases in oil and gas prices from 2003 to 2004.
The following presents estimated future net revenue and the present value of estimated future net revenue attributable to the Royalties, for each of the years ended December 31, 2006, 2005 and 2004 (in thousands except amounts per Unit):

	2006		2005		2004
	Estimated	Present	Estimated	Present	Estimated	Present
	Future Net	Value at	Future Net	Value at	Future Net	Value at
	Revenue	10%	Revenue	10%	Revenue	10%
Total Proved
Waddell Ranch properties	$255,703	$163,308	$298,417	$188,697	$257,563	$156,014
Texas Royalty properties	$212,486	$102,663	$219,657	$104,654	$167,402	$81,179

Total	$468,189	$265,971	$518,074	$293,351	$424,965	$237,193
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
Item 4. Submission of Matters to a Vote of Security Holders
No matters were submitted to a vote of Unit holders, through the solicitation of proxies or otherwise, during the fourth quarter ended December 31, 2006.
PART II
Item 5. Market for Units of the Trust, Related Security Holder Matters and Trust Purchases of Units
The information under “Units of Beneficial Interest” at page 1 of the Trust’s Annual Report to security holders for the year ended December 31, 2006, is herein incorporated by reference.
The Trust has no equity compensation plans and has not repurchased any units during the period covered by this report.

Item 6. Selected Financial Data

	For the Year Ended December 31,
	2006	2005	2004	2003	2002
Royalty income	$66,407,199	$62,967,150	$45,016,670	$32,596,078	$23,830,604
Distributable income	$65,715,369	$62,267,669	44,546,743	32,113,125	23,415,406
Distributable income per Unit	$1.410082	1.335964	.955758	0.688993	0.502382
Distributions per Unit	$1.410082	1.335964	.955758	0.688993	0.502382
Total assets, December 31	$6,574,350	$8,874,678	$7,224,412	$4,865,569	$4,543,780
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation
     The “Trustee’s Discussion and Analysis for the Three Year Period Ended December 31, 2006” and “Results of the 4th Quarters of 2006 and 2005” at pages 7 et seq. of the Trust’s Annual Report to security holders for the year ended December 31, 2006 is herein incorporated by reference.
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
Item 8. Financial Statements and Supplementary Data
     The Financial Statements of the Trust and the notes thereto at page 13 et seq. of the Trust’s Annual Report to security holders for the year ended December 31, 2006, are herein incorporated by reference.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     There have been no changes in accountants and no disagreements with accountants on any matter of accounting principles or practices or financial statement disclosures during the twenty-four months ended December 31, 2006.
Item 9A. Controls and Procedures.
Disclosure Controls and Procedures
     As of the end of the period covered by this report, the Trustee carried out an evaluation of the effectiveness of the design and operation of the Trust’s disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 promulgated under the Securities and Exchange Act of 1934, as amended. Based upon that evaluation, the Trustee concluded that the Trust’s disclosure controls and procedures are effective in timely alerting the Trustee to material information relating to the Trust required to be included in the Trust’s periodic filings with the Securities and Exchange Commission. In its evaluation of disclosure controls and procedures, the trustee has relied, to the extent considered reasonable, on information provided by Burlington Resources Oil & Gas Company, LP, the owner of the Waddell Ranch properties, and Riverhill Energy Corporation, the owner of the Texas Royalty properties.
Changes in Internal Control over Financial Reporting
     There has not been any change in the Trust’s internal control over financial reporting during the fourth quarter of 2006 that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting.
Trustee’s Report on Internal Control Over Financial Reporting
     The Trustee is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Securities and Exchange Act of 1934, as amended. The Trustee conducted an evaluation of the effectiveness of the Trust’s internal control over financial reporting – modified cash basis (“internal control over financial reporting”) based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Trustee’s evaluation under the framework in Internal Control-Integrated Framework, the Trustee concluded that the Trust’s internal control over financial reporting was effective as of December 31, 2006. The Trustee’s assessment of the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2006 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Unit Holders of Permian Basin Royalty Trust and Bank of America, N.A., Trustee
We have audited the Trustee’s assessment, included in the accompanying Trustee’s report on internal control over financial reporting that Permian Basin Royalty Trust (the “Trust”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control –Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Trustee is responsible for maintaining effective internal control over financial reporting – modified cash basis (“internal control over financial reporting”) and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on the Trustee’s assessment and an opinion on the effectiveness of the Trust’s internal control over financial reporting based on our audit. We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
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
In our opinion, the Trustee’s assessment that the Trust maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control –Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statements of assets, liabilities and trust corpus of Permian Basin Royalty Trust (the “Trust”) as of December 31, 2006 and 2005, and the related statements of distributable income and changes in trust corpus for each of the three years in the period ended December 31, 2006, which financial statements have been prepared on the modified cash basis of accounting as described in Note 3 to such financial statements, and our report dated March 13, 2007 expressed an unqualified opinion on those financial statements.
DELOITTE & TOUCHE LLP
Dallas, Texas
March 13, 2007

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
     The Trust has no directors or officers and based solely on its review of the reports received by it, the Trust believes that during the fiscal year of 2006, no person who was a beneficial owner of more than ten percent the Trust’s Units failed to file on a timely basis any report required by Section 16(a), with the exception that BROG failed to timely make a filing related to a sale of units of the Trust.
CODE OF ETHICS
     Because the Trust has no employees, it does not have a code of ethics. Employees of the Trustee, Bank of America, N.A., must comply with the bank’s code of ethics, a copy of which will be provided to Unit holders, without charge, upon request made to Bank of America, N.A., Trustee, P.O. Box 830650, Dallas, Texas 75202, Attention: Ron Hooper.
Item 11. Executive Compensation
     During the years ended December 31, 2006, 2005 and 2004, the Trustee received total remuneration as follows:

Name of Individual or Number	Cash
of Persons in Group	Compensation		Year
Bank of America, N.A	$67,395	(1)	2006
	$78,294	(1)	2005
	$46,693	(1)	2004

(1)	Under the Trust Indenture, the Trustee is entitled to an administrative fee for its administrative services, preparation of quarterly and annual statements with attention to tax and legal matters of: (i) 1/20 of 1% of the first $100 million and (ii) Trustee’s standard hourly rate in excess of 300 hours annually. The administrative fee is subject to reduction by a credit for funds provision.
COMPENSATION COMMITTEE
Because the Trust has no directors, it does not have a compensation committee.
Item 12. Security Ownership of Certain Beneficial Owners and Management
     (a) Security Ownership of Certain Beneficial Owners. Based solely on a review of statements filed with the SEC pursuant to Section 13(d) or 13(g) of the Securities Exchange Act of 1934, as amended, the Trustee is not aware of any person owning beneficially more than 5% of the outstanding Units of the Trust as of March 1, 2007.
     (b) Security Ownership of Management. The Trustee does not beneficially own any securities of the Trust. In various fiduciary capacities, Bank of America, N.A. owned as of March 1, 2007, an aggregate of 172,310 Units with no right to vote all of these Units, shared right to vote none of these Units and sole right to vote none of these Units. Bank of America, N.A., disclaims any beneficial interests in these Units. The number of Units reflected in this paragraph includes Units held by all branches of Bank of America, N.A.
     (c) Change In Control. The Trustee knows of no arrangements which may subsequently result in a change in control of the Trust.
     (d) Securities Authorized for Issuance under Equity Compensation Plans. The Trust has no equity compensation plans.
Item 13. Certain Relationships and Related Transactions
     The Trust has no directors or executive officers. See Item 11 for the remuneration received by the Trustee during the years ended December 31, 2006, 2005 and 2004 and Item 12(b) for information concerning Units owned by Bank of America, N.A. in various fiduciary capacities.
     Item 14. Principal Accounting Fees and Services. Fees for services performed by Deloitte & Touche LLP for the years ended December 31, 2006 and 2005 are:

	2006	2005
Audit Fees	$132,100	$132,850
Audit-related fees	19,250	—
Tax fees	—	—
All other fees	—	—

Total	$151,350	$132,850
     As referenced in Item 10 above, the Trust has no audit committee, and as a result, has no audit committee pre-approval policy with respect to fees paid to Deloitte & Touche LLP.

PART IV
Item 15. Exhibits, Financial Statement Schedules
     The following documents are filed as a part of this Report:
1. Financial Statements
     Included in Part II of this Report by reference to the Annual Report of the Trust for the year ended December 31, 2006:

Report of Independent Registered Public Accounting Firm

Statements of Assets, Liabilities and Trust Corpus at December 31, 2006 and 2005

Statements of Distributable Income for Each of the Three Years in the Period Ended December 31, 2006

Statements of Changes in Trust Corpus for Each of the Three Years in the Period Ended December 31, 2006

Notes to Financial Statements
2. Financial Statement Schedules
     Financial statement schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.
3. Exhibits

Exhibit
Number		Exhibit

(4)(a)	—	Permian Basin Royalty Trust Indenture dated November 3, 1980, between Southland Royalty Company and The First National Bank of Fort Worth (now Bank of America, N.A.), as Trustee, heretofore filed as Exhibit (4)(a) to the Trust’s Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980, is incorporated herein by reference.*

(b)	—	Net Overriding Royalty Conveyance (Permian Basin Royalty Trust) from Southland Royalty Company to The First National Bank of Fort Worth (now Bank of America, N.A.), as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit (4)(b) to the Trust’s Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980, is incorporated herein by reference.*

(c)	—	Net Overriding Royalty Conveyance (Permian Basin Royalty Trust — Waddell Ranch) from Southland Royalty Company to The First National Bank of Fort Worth (now Bank of America, N.A.), as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit (4)(c) to the Trust’s Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980, is incorporated herein by reference.*

Exhibit
Number		Exhibit

(10)(a)	—	Underwriting Agreement dated December 15, 2005 among the Permian Basin Royalty Trust, Burlington Resources, Inc., Burlington Resources Oil & Gas L.P. and Lehman Brothers Inc. and Wachovia Capital Markets, LLC as representatives of the several underwriters, heretofore filed as Exhibit 10.1 to the Trust’s current report on Form 8-K to the Securities and Exchange Commission filed on December 19, 2005, is incorporated herein by reference.*

(b)	—	Underwriting Agreement dated August 2, 2005 among the Permian Basin Royalty Trust, Burlington Resources, Inc., Burlington Resources Oil & Gas L.P. and Goldman Sachs & Co. and Lehman Brothers Inc. as representatives of the several underwriters, heretofore filed as Exhibit 10.1 to the Trust’s current report on Form 8-K to the Securities and Exchange Commission filed on August 8, 2005, is incorporated herein by reference.*

(c)	—	Underwriting Agreement dated August 17, 2006, among Permian Basin Royalty Trust, ConocoPhillips, Burlington Resources Oil & Gas Company LP and Lehman Brothers Inc. and Wachovia Capital Markets, LLC as representatives of the several underwriters heretofore filed as Exhibit 10.1 to the Trust’s current report on Form 8-K to the Securities and Exchange Commission filed on August 22, 2006, is incorporated herein by reference.*

(d)	—	Registration Rights Agreement dated as of July 21, 2004 by and between Burlington Resources, Inc. and Bank of America, N.A., as trustee of Permian Basin Royalty Trust, heretofore filed as Exhibit 10.1 to the Trust’s Quarterly Report on Form 10-Q to the Securities and Exchange Commission for the quarterly period ended June 30, 2004 is incorporated herein by reference.*

(13)	—	Registrant’s Annual Report to security holders for fiscal year ended December 31, 2006.**

(23.1)	—	Consent of Cawley, Gillespie & Associates, Inc., reservoir engineer.**

(31.1)	—	Certification required by Rule 13a-14(a)/15d-14(a).**

(32.1)	—	Certification required by Rule 13a-14(b)/15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002.**

*	A copy of this Exhibit is available to any Unit holder, at the actual cost of reproduction, upon written request to the Trustee, Bank of America, N.A., P.O. Box 830650, Dallas, Texas 75202.

**	Filed herewith.

SIGNATURE
     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

PERMIAN BASIN ROYALTY TRUST
By:	BANK OF AMERICA, N.A., Trustee

By:	/s/Ron E. Hooper
Ron E. Hooper
Senior Vice President

Date: March 13, 2007
(The Trust has no directors or executive officers.)

INDEX TO EXHIBITS

EXHIBIT
NUMBER		EXHIBIT

(4)(a)	—	Permian Basin Royalty Trust Indenture dated November 3, 1980, between Southland Royalty Company and The First National Bank of Fort Worth (now Bank of America, N.A.), as Trustee, heretofore filed as Exhibit (4)(a) to the Trust’s Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980, is incorporated herein by reference.*

(b)	—	Net Overriding Royalty Conveyance (Permian Basin Royalty Trust) from Southland Royalty Company to The First National Bank of Fort Worth (now Bank of America, N.A.), as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit (4)(b) to the Trust’s Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980, is incorporated herein by reference.*

(c)	—	Net Overriding Royalty Conveyance (Permian Basin Royalty Trust — Waddell Ranch) from Southland Royalty Company to The First National Bank of Fort Worth (now Bank of America, N.A.), as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit (4)(c) to the Trust’s Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980, is incorporated herein by reference.*

(10)(a)	—	Underwriting Agreement dated December 15, 2005 among the Permian Basin Royalty Trust, Burlington Resources, Inc., Burlington Resources Oil & Gas L.P. and Lehman Brothers Inc. and Wachovia Capital Markets, LLC as representatives of the several underwriters, heretofore filed as Exhibit 10.1 to the Trust’s current report on Form 8-K to the Securities and Exchange Commission filed on December 19, 2005, is incorporated herein by reference.*

(b)	—	Underwriting Agreement dated August 2, 2005 among the Permian Basin Royalty Trust, Burlington Resources, Inc., Burlington Resources Oil & Gas L.P. and Goldman Sachs & Co. and Lehman Brothers Inc. as representatives of the several underwriters, heretofore filed as Exhibit 10.1 to the Trust’s current report on Form 8-K to the Securities and Exchange Commission filed on August 8, 2005, is incorporated herein by reference.*

EXHIBIT
NUMBER		EXHIBIT

(c)	—	Underwriting Agreement dated August 17, 2006, among Permian Basin Royalty Trust, ConocoPhillips, Burlington Resources Oil & Gas Company LP and Lehman Brothers Inc. and Wachovia Capital Markets, LLC as representatives of the several underwriters heretofore filed as Exhibit 10.1 to the Trust’s current report on Form 8-K to the Securities and Exchange Commission filed on August 22, 2006, is incorporated herein by reference.*

(d)	—	Registration Rights Agreement dated as of July 21, 2004 by and between Burlington Resources, Inc. and Bank of America, N.A., as trustee of Permian Basin Royalty Trust, heretofore filed as Exhibit 10.1 to the Trust’s Quarterly Report on Form 10-Q to the Securities and Exchange Commission for the quarterly period ended June 30, 2004 is incorporated herein by reference.*

(13)	—	Registrant’s Annual Report to security holders for fiscal year ended December 31, 2006.**

(23.1)	—	Consent of Cawley, Gillespie & Associates, Inc., reservoir engineer.**

(31.1)	—	Certification required by Rule 13a-14(a)/15d-14(a).**

(32.1)	—	Certification required by Rule 13a-14(b)/15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002.**

*	A copy of this Exhibit is available to any Unit holder, at the actual cost of reproduction, upon written request to the Trustee, Bank of America, N.A., P.O. Box 830650, Dallas, Texas 75202.

**	Filed herewith.