Form 10-Q
period 2007-03-31
PERMIAN BASIN ROYALTY TRUST
filed 2007-05-09
CIK 319654

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period ended March 31, 2007

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
Large accelerated filer ☐          Accelerated filer ☑          Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☐  No ☑
     Number of Units of beneficial interest of the Trust outstanding at May 1, 2007: 46,608,796.

PERMIAN BASIN ROYALTY TRUST
PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
The condensed financial statements included herein have been prepared by Bank of America, N.A. as Trustee for the Permian Basin Royalty Trust, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Trust’s latest annual report on Form 10-K. In the opinion of the Trustee, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the assets, liabilities and trust corpus of the Permian Basin Royalty Trust at March 31, 2007, and the distributable income and changes in trust corpus for the three-month periods ended March 31, 2007 and 2006 have been included. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.
Deloitte & Touche LLP, an independent registered public accounting firm, has made a limited review of the condensed financial statements as of March 31, 2007 and for the three-month periods ended March 31, 2007 and 2006 as stated in their report included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Unit Holders of Permian Basin Royalty Trust and
Bank of America, N.A., Trustee
We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of Permian Basin Royalty Trust as of March 31, 2007, and the related condensed statements of distributable income and changes in trust corpus for the three-month periods ended March 31, 2007 and 2006. These condensed financial statements are the responsibility of the Trustee.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statement of assets, liabilities and trust corpus of Permian Basin Royalty Trust as of December 31, 2006, and the related statements of distributable income and changes in trust corpus for the year then ended (not presented herein); and in our report dated March 13, 2007, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed statement of assets, liabilities and trust corpus as of December 31, 2006, is fairly stated, in all material respects, in relation to the statement of assets, liabilities and trust corpus from which it has been derived.
/s/ Deloitte & Touche LLP
Dallas, Texas
May 8, 2007

PERMIAN BASIN ROYALTY TRUST
CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	March 31,
	2007	December 31,
	(Unaudited)	2006
ASSETS

Cash and short-term investments	$4,664,349	$5,135,136

Net overriding royalty interests in producing oil and gas properties (net of accumulated amortization of $9,571,673, and $9,536,002 at March 31, 2007 and December 31, 2006, respectively)	1,403,543	1,439,214

TOTAL ASSETS	$6,067,892	$6,574,350

LIABILITIES AND TRUST CORPUS

Distribution payable to Unit holders	$4,664,349	$5,135,136

Commitments and contingencies

Trust corpus – 46,608,796 Units of beneficial interest authorized and outstanding	1,403,543	1,439,214

TOTAL LIABILITIES AND TRUST CORPUS	$6,067,892	$6,574,350

The accompanying notes to condensed financial statements are an integral part of these statements.

PERMIAN BASIN ROYALTY TRUST
CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

	THREE MONTHS ENDED	THREE MONTHS ENDED
	March 31, 2007	March 31, 2006
Royalty income	$13,900,543	$18,917,927
Interest income	30,785	35,513

	$13,931,328	$18,953,440

General and administrative expenditures	(322,276)	(300,467)

Distributable income	$13,609,052	$18,652,973

Distributable income per Unit (46,608,796 Units)	$.29	$.40

The accompanying notes to condensed financial statements are an integral part of these statements.

PERMIAN BASIN ROYALTY TRUST
CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

	THREE MONTHS ENDED	THREE MONTHS ENDED
	March 31, 2007	March 31, 2006
Trust corpus, beginning of period	$1,439,214	$1,610,630

Amortization of net overriding royalty interests	(35,671)	(40,474)
Distributable income	13,609,052	18,652,973
Distributions declared	(13,609,052)	(18,652,973)

Total Trust Corpus, end of period	$1,403,543	$1,570,156

Distributions per Unit	$.29	$.40

The accompanying notes to condensed financial statements are an integral part of these statements.

PERMIAN BASIN ROYALTY TRUST
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
1.	BASIS OF ACCOUNTING

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
The financial statements of the Trust differ from financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) because revenues are not accrued in the month of production and certain cash reserves may be established for contingencies which would not be accrued under GAAP. Amortization of the Royalties calculated on a unit-of-production basis is charged directly to trust corpus. This comprehensive basis of accounting other than GAAP corresponds to the accounting permitted for royalty trusts by the U.S. Securities and Exchange Commission as specified by Staff Accounting Bulletin Topic 12:E, Financial Statements of Royalty Trusts.

New Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 Accounting for Derivative Instruments and No. 140 Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This statement resolves issues addressed in Statement 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial interests in Securitized Financial Assets. This statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Trust has no financial instruments and accordingly, the adoption of this new Standard did not impact the financial statements of the Trust.

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets – an amendment of FASB Statements No. 140 Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations. This statement is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of this statement did not have an effect on the Trust’s financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement did not have an effect on the Trust’s financial statements.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Trustee does not believe that the adoption of this statement will have a material effect on the Trust’s financial statements.

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

The Trustee assumes that some Trust Units are held by a middleman, as such term is broadly defined in U.S. Treasury Regulations (and includes custodians, nominees, certain joint owners, and brokers holding an interest for a custodian in street name). Therefore, the Trustee considers the Trust to be a widely held fixed investment trust (“WHFIT”) for U.S. federal income tax purposes. Bank of America, N.A., 901 Main Street, 17th Floor, Dallas, Texas 75202, telephone number (214) 209-2400, is the representative of the Trust that will provide tax information in accordance with applicable U.S. Treasury Regulations governing the information reporting requirements of the Trust as a WHFIT.

Unit holders should consult their tax advisors for further information.

3.	STATE TAX CONSIDERATIONS

All revenues from the Trust are from sources within Texas, which has no individual income tax. However, the franchise tax currently imposed by the state of Texas on corporations (the definition of which generally includes limited liability companies) is partly based on federal taxable income, which will include income from the Trust.

In May 2006, the State of Texas passed legislation to implement a new margin tax at a rate of 1% to be imposed on gross revenues less certain deductions as specifically set forth in the new legislation. The effective date of the new legislation is January 1, 2008, but the tax generally will be imposed on gross revenues generated in 2007 and thereafter. Entities subject to tax generally include trusts unless otherwise exempt and most other types of entities. Trusts that meet certain statutory requirements are generally from the margin tax as “passive entities.” Although the income of the Trust is passive as it consists primarily of net overriding royalty interests (or net profits interests), there is no clear authority that the Trust satisfies all the margin tax statutory requirements for the exemption for passive entities to apply. Therefore, pending additional legislative action or the issuance of applicable administrative rules promulgated by the Texas Comptroller, it is uncertain whether the Trust would be exempt from the margin tax as a passive entity or subject to the margin tax at the Trust level. Approximately 100% of the Trust’s net profits interest income is generated in Texas.

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

4.	SUBSEQUENT EVENTS

Subsequent to March 31, 2007, the Trust declared a distribution on April 20, 2007 of $.088668 payable on May 14, 2007, to Unit holders of record on April 30, 2007.
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
Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006
For the quarter ended March 31, 2007, royalty income received by the Trust amounted to $13,900,543 compared to royalty income of $18,917,927 during the first quarter of 2006. The decrease in royalty income is primarily attributable to significant decreases in both oil and gas prices.

Interest income for the quarter ended March 31, 2007, was $30,785 compared to $35,513 during the first quarter of 2006. The decrease in interest income is primarily attributable to less funds available for investment. General and administrative expenses during the first quarter of 2007 amounted to $322,276 compared to $300,467 during the first quarter of 2006. The increase in general and administrative expenses can be primarily attributed to increased printing expenses.
These transactions resulted in distributable income for the quarter ended March 31, 2007 of $13,609,052 or $.29 per Unit of beneficial interest. Distributions of $.101215, $.090695 and $.100074 per Unit were made to Unit holders of record as of January 31, 2007, February 28, 2007 and March 30, 2007, respectively. For the first quarter of 2006, distributable income was $18,652,973, or $.40 per Unit of beneficial interest.

Royalty income for the Trust for the first quarter of the calendar year is associated with actual oil and gas production for the period of November and December 2006 and January 2007 from the properties from which the Trust’s net overriding royalty interests (“Royalties”) were carved. Oil and gas sales attributable to the Royalties and the properties from which the Royalties were carved are as follows:

	First Quarter
	2007	2006
Production:
Oil sales (Bbls)	174,617	205,912
Gas sales (Mcf)	769,291	895,338

Product Sales From Which The Royalties Were Carved:
Oil:
Total oil sales (Bbls)	296,785	302,938
Average per day (Bbls)	3,226	3,293
Average price per Bbl	$51.98	$54.79

Gas:
Total gas sales (Mcf)	1,503,430	1,421,963
Average per day (Mcf)	16,342	15,456
Average price per Mcf	$7.14	$9.56
The posted price of oil decreased to an average price of $51.98 per Bbl in the first quarter of 2007, compared to $54.79 per Bbl in the first quarter of 2006. The Trustee has been advised by ConocoPhillips that for the period of August 1, 1993, through March 31, 2007, the oil from the Waddell Ranch properties was being sold under a competitive bid to a third party. The average price of gas decreased from $9.56 per Mcf in the first quarter of 2006 to $7.14 per Mcf in the first quarter of 2007 due to change in overall market variables.
Since the oil and gas sales attributable to the Royalties are based on an allocation formula that is dependent on such factors as price and cost (including capital expenditures), the production amounts in the Royalties section of the above table do not provide a meaningful comparison. Oil sales volumes decreased and gas sales volumes increased from the Underlying Properties (as defined in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2006) for the applicable period in 2007 compared to 2006.
Capital expenditures for drilling, remedial and maintenance activities on the Waddell Ranch properties during the first quarter of 2007 totaled $2.8 million as compared to $0.6 million for the first quarter of 2006. ConocoPhillips has informed the Trustee that the 2007 capital expenditures budget has been revised to $32.4 million for the Waddell Ranch properties. The total amount of capital expenditures for 2006 was $35.6 million. Through the first quarter of 2007, capital expenditures of $2.8 million have been expended.
The Trustee has been advised that there were 12 workover wells completed, 1 new well completed, 7 new wells in progress and 7 workover wells in progress during the three months ended March 31, 2007 as compared to 20 workover wells completed, 2 new wells completed and no new wells or workover wells in progress for the three months ended March 31, 2006 on the Waddell Ranch properties.
Lease operating expense and property taxes totaled $4.1 million for the first quarter of 2007, compared to $3.7 million in the first quarter of 2006 on the Waddell Ranch properties. This increase is primarily attributable to increased electrical costs and increased ad valorem taxes paid for the first quarter in 2007.
Calculation of Royalty Income
The Trust’s royalty income is computed as a percentage of the net profit from the operation of the properties in which the Trust owns net overriding royalty interests. These percentages of net profits are 75% and 95% in the case of the Waddell Ranch properties and the Texas Royalty properties, respectively. Royalty income received by the Trust for the three months ended March 31, 2007 and 2006, respectively, were computed as shown in the table below:

	THREE MONTHS ENDED MARCH 31,
	2007		2006
	WADDELL	TEXAS	WADDELL	TEXAS
	RANCH	ROYALTY	RANCH	ROYALTY
	PROPERTIES	PROPERTIES	PROPERTIES	PROPERTIES
Gross proceeds of sales from the Underlying Properties
Oil proceeds	$10,831,004	$4,596,400	$11,900,526	$4,697,518
Gas proceeds	9,505,577	1,225,083	11,930,222	1,666,686

Total	20,336,580	5,821,483	23,830,748	6,364,204

Less:
Severance tax:
Oil	464,446	169,919	508,772	187,339
Gas	600,633	78,235	726,302	111,920
Other		159,926
Lease operating expense and property tax:
Oil and gas	4,052,346	589,947	3,695,189	599,993
Capital expenditures	2,794,808	—	598,857	—

Total	7,912,235	998,026	5,529,120	899,252

Net profits	12,424,346	4,823,457	18,301,629	5,464,953
Net overriding royalty interests	75%	95%	75%	95%

Royalty income	$9,318,259	$4,582,284	$13,726,222	$5,191,705

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
The financial statements of the Trust differ from financial statements prepared in accordance with accounting principles generally accepted in the United States of America because royalty income is not accrued in the period of production, general and administrative expenses recorded are based on liabilities paid and cash reserves established rather than on the accrual basis, and amortization of the royalty interests is not charged against operating results. This comprehensive basis of accounting other than GAAP corresponds to the accounting permitted for royalty trusts by the U.S. Securities and Exchange Commission as specified by Staff Accounting Bulletin Topic 12:E, Financial Statements of Royalty Trusts.
New Accounting Pronouncements
In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 Accounting for Derivative Instruments and No. 140 Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This statement resolves issues addressed in Statement 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial interests in Securitized Financial Assets. This statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Trust has no financial instruments and accordingly, the adoption of this new Standard did not impact the financial statements of the Trust.

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets – an amendment of FASB Statements No. 140 Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations. This statement is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of this statement did not have an effect on the Trust’s financial statements.
In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement did not have an effect on the Trust’s financial statements.
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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Trustee does not believe that the adoption of this statement will have a material effect on the Trust’s financial statements.
Revenue Recognition
Revenues from the royalty interests are recognized in the period in which amounts are received by the Trust. Royalty income received by the Trust in a given calendar year will generally reflect the proceeds, on an entitlement basis, from natural gas produced and sold for the twelve-month period ended October 31st in that calendar year. Royalty income received by the Trust in the first quarter of 2007 generally reflects the proceeds associated with actual oil and gas production for the period of November 2006 through January 2007.
Reserve Disclosure
As of January 1, 2007, independent petroleum engineers estimated the net proved reserves attributable to the royalty interests. In accordance with Statement of Financial Standards No. 69, “Disclosures About Oil and Gas Producing Activities,” estimates of future net revenues from proved reserves have been prepared using year-end contractual gas prices and related costs. Numerous uncertainties are inherent in estimating volumes and the value of proved reserves and in projecting future production rates and the timing of development of non-producing reserves. Such reserve estimates are subject to change as additional information becomes available. The reserves actually recovered and the timing of production may be substantially different from the reserves estimates.
Contingencies
Contingencies related to the Underlying Properties that are unfavorably resolved would generally be reflected by the Trust as reductions to future royalty income payments to the Trust with corresponding reductions to cash distributions to Unit holders. The Trustee is aware of no such items as of March 31, 2007.
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
Item 3. Qualitative and Quantitative Disclosures About Market Risk
There have been no material changes in the Trust’s market risk, as disclosed in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.
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

PART II — OTHER INFORMATION
Items 1 through 5.
Not applicable.
Item 6. Exhibits
4.1	Permian Basin Royalty Trust Indenture dated November 3, 1980, between Southland Royalty Company (now Burlington Resources Oil & Gas Company LP) and The First National Bank of Fort Worth (now Bank of America, N.A.), as Trustee, heretofore filed as Exhibit (4)(a) to the Trust’s Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980 is incorporated herein by reference.

4.2	Net Overriding Royalty Conveyance (Permian Basin Royalty Trust) from Southland Royalty Company (now Burlington Resources Oil & Gas Company LP) to The First National Bank of Fort Worth (now Bank of America, N.A.), as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit (4)(b) to the Trust’s Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980 is incorporated herein by reference.

4.3	Net Overriding Royalty Conveyance (Permian Basin Royalty Trust — Waddell Ranch) from Southland Royalty Company (now Burlington Resources Oil & Gas Company LP) to The First National Bank of Fort Worth (now Bank of America, N.A.), as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit (4)(c) to the Trust’s Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980 is incorporated herein by reference.

10.1	Registration Rights Agreement dated as of July 21, 2004 by and between Burlington Resources Inc. and Bank of America, N.A., as trustee of Permian Basin Royalty Trust, heretofore filed as Exhibit 10.1 to the Trust’s Quarterly Report on Form 10-Q to the Securities and Exchange Commission for the quarterly period ended June 30, 2004 is incorporated herein by reference.

10.2	Underwriting Agreement dated December 15, 2005 among the Permian Basin Royalty Trust, Burlington Resources, Inc., Burlington Resources Oil & Gas L.P. and Lehman Brothers Inc. and Wachovia Capital Markets, LLC as representatives of the several underwriters, heretofore filed as Exhibit 10.1 to the Trust’s current report on Form 8-K to the Securities and Exchange Commission filed on December 19, 2005, is incorporated herein by reference.

10.3	Underwriting Agreement dated August 2, 2005 among the Permian Basin Royalty Trust, Burlington Resources, Inc., Burlington Resources Oil & Gas L.P. and Goldman Sachs & Co. and Lehman Brothers Inc. as representatives of the several underwriters, heretofore filed as Exhibit 10.1 to the Trust’s current report on Form 8-K to the Securities and Exchange Commission filed on August 8, 2005, is incorporated herein by reference.

10.4	Underwriting Agreement dated August 17, 2006, among Permian Basin Royalty Trust, ConocoPhillips, Burlington Resources Oil & Gas Company LP and Lehman Brothers Inc. and Wachovia Capital Markets, LLC as representatives of the several underwriters heretofore filed as Exhibit 10.1 to the Trust’s current report on Form 8-K to the Securities and Exchange Commission filed on August 22, 2006, is incorporated herein by reference.

31.1	Certification by Ron E. Hooper, Senior Vice President and Trust Administrator of Bank of America, Trustee of Permian Basin Royalty Trust, dated May 9, 2007 and submitted pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate by Bank of America, Trustee of Permian Basin Royalty Trust, dated May 9, 2007 and submitted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

BANK OF AMERICA, N.A., TRUSTEE FOR THE PERMIAN BASIN ROYALTY TRUST
By:	/s/ RON E. HOOPER
Ron E. Hooper,
Senior Vice President and Trust Administrator Bank of America, N.A.

Date: May 9, 2007
(The Trust has no directors or executive officers.)

INDEX TO EXHIBITS

Exhibit
Number	Exhibit

4.1	Permian Basin Royalty Trust Indenture dated November 3, 1980, between Southland Royalty Company (now Burlington Resources Oil & Gas Company LP) and The First National Bank of Fort Worth (now Bank of America, N.A.), as Trustee, heretofore filed as Exhibit (4)(a) to the Trust’s Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980 is incorporated herein by reference.*

4.2	Net Overriding Royalty Conveyance (Permian Basin Royalty Trust) from Southland Royalty Company (now Burlington Resources Oil & Gas Company LP) to The First National Bank of Fort Worth (now Bank of America, N.A.), as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit (4)(b) to the Trust’s Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980 is incorporated herein by reference.*

4.3	Net Overriding Royalty Conveyance (Permian Basin Royalty Trust – Waddell Ranch) from Southland Royalty Company (now Burlington Resources Oil & Gas Company LP) to The First National Bank of Fort Worth (now Bank of America, N.A.), as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit (4)(c) to the Trust’s Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980 is incorporated herein by reference.*

10.1	Registration Rights Agreement dated as of July 21, 2004 by and between Burlington Resources Inc. and Bank of America, N.A., as trustee of Permian Basin Royalty Trust, heretofore filed as Exhibit 10.1 to the Trust’s Quarterly Report on Form 10-Q to the Securities and Exchange Commission for the quarterly period ended June 30, 2004 is incorporated herein by reference.*

10.2	Underwriting Agreement dated December 15, 2005 among the Permian Basin Royalty Trust, Burlington Resources, Inc., Burlington Resources Oil & Gas L.P. and Lehman Brothers Inc. and Wachovia Capital Markets, LLC as representatives of the several underwriters, heretofore filed as Exhibit 10.1 to

Exhibit
Number	Exhibit

the Trust’s current report on Form 8-K to the Securities and Exchange Commission filed on December 19, 2005, is incorporated herein by reference.*

10.3	Underwriting Agreement dated August 2, 2005 among the Permian Basin Royalty Trust, Burlington Resources, Inc., Burlington Resources Oil & Gas L.P. and Goldman Sachs & Co. and Lehman Brothers Inc. as representatives of the several underwriters, heretofore filed as Exhibit 10.1 to the Trust’s current report on Form 8-K to the Securities and Exchange Commission filed on August 8, 2005, is incorporated herein by reference.*

10.4	Underwriting Agreement dated August 17, 2006, among Permian Basin Royalty Trust, ConocoPhillips, Burlington Resources Oil & Gas Company LP and Lehman Brothers Inc. and Wachovia Capital Markets, LLC as representatives of the several underwriters heretofore filed as Exhibit 10.1 to the Trust’s current report on Form 8-K to the Securities and Exchange Commission filed on August 22, 2006, is incorporated herein by reference.*

31.1	Certification by Ron E. Hooper, Senior Vice President and Trust Administrator of Bank of America, Trustee of Permian Basin Royalty Trust, dated May 9, 2007 and submitted pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate by Bank of America, Trustee of Permian Basin Royalty Trust, dated May 9, 2007 and submitted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

*	A copy of this Exhibit is available to any Unit holder, at the actual cost of reproduction, upon written request to the Trustee, Bank of America, N.A., 901 Main Street, Dallas, Texas 75202.