Form 10-Q
period 2007-06-30
PERMIAN BASIN ROYALTY TRUST
filed 2007-08-08
CIK 319654

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period ended June 30, 2007

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
Large accelerated filer   ☐               Accelerated filer   ☑               Non-accelerated filer   ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐     No   ☑
     Number of Units of beneficial interest of the Trust outstanding at August 1, 2007: 46,608,796.

PERMIAN BASIN ROYALTY TRUST
PART I — FINANCIAL INFORMATION
Item1. Financial Statements
The condensed financial statements included herein have been prepared by Bank of America, N.A. as Trustee for the Permian Basin Royalty Trust, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Trust’s latest annual report on Form 10-K. In the opinion of the Trustee, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the assets, liabilities and trust corpus of the Permian Basin Royalty Trust at June 30, 2007, and the distributable income and changes in trust corpus for the three-month and six-month periods ended June 30, 2007 and 2006 have been included. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.
Deloitte & Touche LLP, an independent registered public accounting firm, has reviewed the condensed financial statements as of June 30, 2007 and for the three-month and six-month periods ended June 30, 2007 and 2006 as stated in their report included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Unit Holders of Permian Basin Royalty Trust and
Bank of America, N.A., Trustee
We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of Permian Basin Royalty Trust as of June 30, 2007, and the related condensed statements of distributable income for the three-month and six-month periods ended June 30, 2007 and 2006 and changes in trust corpus for the six-month periods ended June 30, 2007 and 2006. These condensed financial statements are the responsibility of the Trustee.
We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.
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
/s/ Deloitte & Touche LLP
Dallas, Texas
August 3, 2007

PERMIAN BASIN ROYALTY TRUST
CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS (UNAUDITED)

	June 30,	December 31,
	2007	2006

ASSETS

Cash and short-term investments	$4,500,184	$5,135,136

Net overriding royalty interests in producing oil and gas properties (net of accumulated amortization of $9,602,921 and $9,536,002 at June 30, 2007 and December 31, 2006, respectively)	$1,372,295	1,439,214

TOTAL ASSETS	$5,872,479	$6,574,350

LIABILITIES AND TRUST CORPUS

Distribution payable to Unit holders	$4,500,184	$5,135,136

Commitments and contingencies

Trust corpus — 46,608,796 Units of beneficial interest authorized and outstanding	1,372,295	1,439,214

TOTAL LIABILITIES AND TRUST CORPUS	$5,872,479	$6,574,350

The accompanying notes are an integral part of these condensed financial statements.

PERMIAN BASIN ROYALTY TRUST
CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

	THREE	THREE
	MONTHS	MONTHS
	ENDED	ENDED
	June 30, 2007	June 30, 2006

Royalty income	$13,419,418	$14,040,544
Interest income	27,208	28,202

	13,446,626	14,068,746

General and administrative expenditures	(322,344)	(224,361)

Distributable income	$13,124,282	$13,844,385

Distributable income per Unit (46,608,796 Units)	$.28	$.30

The accompanying notes are an integral part of these condensed financial statements.

PERMIAN BASIN ROYALTY TRUST
CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

	SIX	SIX
	MONTHS	MONTHS
	ENDED	ENDED
	June 30, 2007	June 30, 2006

Royalty income	$27,319,961	$32,958,471
Interest income	57,993	63,715

	27,377,954	33,022,186

General and administrative expenditures	(644,620)	(524,827)

Distributable income	$26,733,334	$32,497,359

Distributable income per Unit (46,608,796 Units)	$.57	$.70

The accompanying notes are an integral part of these condensed financial statements.

PERMIAN BASIN ROYALTY TRUST
CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

	SIX	SIX
	MONTHS	MONTHS
	ENDED	ENDED
	June 30, 2007	June 30, 2006

Trust corpus, beginning of period	$1,439,214	$1,610,630

Amortization of net overriding royalty interests	(66,919)	(83,331)
Distributable income	26,733,334	32,497,359
Distributions declared	(26,733,334)	(32,497,359)

Total trust corpus, end of period	$1,372,295	$1,527,299

Distributions per Unit	$.57	$.70

The accompanying notes are an integral part of these condensed financial statements.

PERMIAN BASIN ROYALTY TRUST
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
1. BASIS OF ACCOUNTING
The Permian Basin Royalty Trust (“Trust”) was established as of November 1, 1980. The net overriding royalties conveyed to the Trust include: (1) a 75% net overriding royalty carved out of Southland Royalty Company’s fee mineral interests in the Waddell ranch in Crane County, Texas (the “Waddell Ranch properties”); and (2) a 95% net overriding royalty carved out of Southland Royalty Company’s major producing royalty interests in Texas (the “Texas Royalty properties”). The net overriding royalty for the Texas Royalty properties is subject to the provisions of the lease agreements under which such royalties were created. The financial statements of the Trust are prepared on the following basis:
•	Royalty income recorded for a month is the amount computed and paid to Bank of America, N.A. (“Trustee”) as Trustee for the Trust by the interest owners: Burlington Resources Oil & Gas Company LP (“BROG”), a subsidiary of ConocoPhillips (“BRI”) for the Waddell Ranch properties and Riverhill Energy Corporation (“Riverhill Energy”), formerly a wholly owned subsidiary of Riverhill Capital Corporation (“Riverhill Capital”) and formerly an affiliate of Coastal Management Corporation (“CMC”), for the Texas Royalty properties. Schlumberger Technology Corporation (“STC”) currently conducts all field, technical and accounting operations on behalf of BROG with regard to the Waddell Ranch properties. Riverhill Energy currently conducts the accounting operations for the Texas Royalty properties. Royalty income consists of the amounts received by the owners of the interests burdened by the net overriding royalty interests (“Royalties”) from the sale of production less accrued production costs, development and drilling costs, applicable taxes, operating charges, and other costs and deductions multiplied by 75% in the case of the Waddell Ranch properties and 95% in the case of the Texas Royalty properties.
As was previously reported, in February 1997, BROG sold its interest in the Texas Royalty properties to Riverhill Energy.
The Trustee was advised that in the first quarter of 1998, STC acquired all of the shares of stock of Riverhill Capital. Prior to such acquisition by STC, CMC and Riverhill Energy were wholly owned subsidiaries of Riverhill Capital. The Trustee was advised that in connection with STC’s acquisition of Riverhill Capital, the shareholders of Riverhill Capital acquired ownership of all of the shares of stock of Riverhill Energy. Thus, the ownership in the Texas Royalty properties referenced above remained in Riverhill Energy, the stock ownership of which was acquired by the former shareholders of Riverhill Capital.
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
In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets — an amendment of FASB Statements No. 140 Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations. This statement is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of this statement did not have an effect on the Trust’s financial statements.
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
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115. This statement permits entities to chose to measure many financial instruments and certain other items at fair value. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Trustee does not believe that the adoption of this statement will have a material effect on the Trust’s financial statements.
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
3. STATE TAX CONSIDERATIONS
All revenues from the Trust are from sources within Texas, which has no individual income tax. However, in May 2006, the State of Texas passed legislation to implement a new margin tax at a rate of 1% to be imposed on gross revenues less certain deductions as specifically set forth in the new legislation. The effective date of the new legislation is January 1, 2008, but the tax generally will be imposed on gross revenues generated in 2007 and thereafter. Entities subject to tax generally include trusts unless otherwise exempt and most other types of entities provide that limited liability protection. Trusts that meet certain statutory requirements are generally exempt from the margin tax as “passive entities.” Tex H.B. 3928, 80th Leg. R.S. (2007), which was recently passed by the Texas legislature and signed by Governor Rick Perry on June 15, 2007, clarifies that the Trust is exempt from margin tax as a passive entity. Accordingly, each Unit holder that is a business entity subject to the margin tax will generally include its share of the Trust’s revenues in its own margin tax computation.
Each Unit holder is urged to consult his own tax advisor regarding the requirements for filing state tax returns.
4. SUBSEQUENT EVENTS
The Trust declared a distribution of $.116911 on July 20, 2007 payable on August 14, 2007, to Unit holders of record on July 31, 2007.
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
Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006
For the quarter ended June 30, 2007 royalty income received by the Trust amounted to $13,419,418 compared to royalty income of $14,040,544 during the second quarter of 2006. The decrease in royalty income is primarily attributable to decreases in both oil and gas prices.
Interest income for the quarter ended June 30, 2007, was $27,208 compared to $28,202 during the second quarter of 2006. The decrease in interest income is primarily attributable to less funds available for investment. General and administrative expenses during the second quarter of 2007 amounted to $322,344 compared to $224,361 during the second quarter of 2006. The increase in general and administrative expenses can be primarily attributed to increased expenses due to Unit holder tax reporting.
These transactions resulted in distributable income for the quarter ended June 30, 2007 of $13,124,282 or $.28 per Unit of beneficial interest. Distributions of $.088668, $.096363 and $.096552 per Unit were made to Unitholders of record as of April 30, 2007, May 31, 2007 and June 29, 2007, respectively. For the second quarter of 2006, distributable income was $13,844,385, or $.30 per Unit of beneficial interest.
Royalty income for the Trust for the second quarter of 2007 is associated with actual oil and gas production for the period of February, March and April of 2007 from the properties from which the Trust’s net overriding royalty interests (“Royalties”) were carved. Oil and gas sales attributable to the Royalties and the properties from which the Royalties were carved are as follows:

	Second Quarter
	2007	2006
Royalties:
Oil sales (Bbls)	161,440	170,398
Gas sales (Mcf)	740,684	654,765

Properties From Which The Royalties Were Carved:
Oil:
Total oil sales (Bbls)	290,391	301,624
Average per day (Bbls)	3,263	3,389
Average price per Bbl	$55.49	$57.44

Gas:
Total gas sales (Mcf)	1,648,661	1,433,943
Average per day (Mcf)	18,524	16,112
Average price per Mcf	$6.78	$7.23
The posted price of oil decreased to an average price per barrel of $55.49 per Bbl in the second quarter of 2007 compared to $57.44 per Bbl in the second quarter of 2006. The Trustee has been advised by ConocoPhillips that for the period of August 1, 1993, through June 30, 2007, the oil from the Waddell Ranch properties was being sold under a competitive bid to a third party. The average price of gas decreased from $7.23 per Mcf in the second quarter of 2006 to $6.78 per Mcf in the second quarter of 2007 due to change in overall market variables.
Since the oil and gas sales attributable to the Royalties are based on an allocation formula that is dependent on such factors as price and cost (including capital expenditures), the production amounts in the Royalties section of the above table do not provide a meaningful comparison. Relating to the Underlying Properties (as defined in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2006), oil volumes decreased and gas volumes increased for the applicable period in 2007 compared to 2006.

Capital expenditures for drilling, remedial and maintenance activities on the Waddell Ranch properties during the second quarter of 2007 totaled $5.7 million as compared to $5.6 million for the second quarter of 2006. ConocoPhillips has informed the Trustee that the 2007 capital expenditures budget has been revised to $32.0 million for the Waddell Ranch properties. The total amount of capital expenditures for 2006 was $35.6 million. Through the second quarter of 2007, capital expenditures of $8.5 million have been expended.
The Trustee has been advised that there were 2 wells completed and 1 well in progress, and 9 workover wells completed and 2 workover wells in progress, during the three months ended June 30, 2007 as compared to 8 wells completed, 7 wells in progress, 11 workover wells completed and 9 workover wells in progress for the three months ended June 30, 2006 on the Waddell Ranch properties. There were no facility projects completed and no projects in progress for the second quarter of 2007.
Lease operating expenses and property taxes totaled $4.1 million for the second quarter of 2007, compared to $3.3 million in the second quarter of 2006 on the Waddell Ranch properties. This increase is primarily attributable to increased electrical costs and increased ad valorem taxes paid for the second quarter in 2007.
Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006
For the six months ended June 30, 2007, royalty income received by the Trust amounted to $27,319,961 compared to royalty income of $32,958,471 for the six months ended June 30, 2006. The decrease in royalty income is primarily due to a decrease in oil and gas prices in the first six months of 2007, compared to the first six months in 2006. Interest income for the six months ended June 30, 2007 was $57,993 compared to $63,715 for the six months ended June 30, 2006. The decrease in interest income is attributable primarily to less funds available for investment. General and administrative expenses for the six months ended June 30, 2007 were $644,620. During the six months ended June 30, 2006, general and administrative expenses were $524,827. The increase in general and administrative expenses is primarily due to enhanced Unit holder tax reporting.
These transactions resulted in distributable income for the six months ended June 30, 2007 of $26,733,334, or $.57, per Unit. For the six months ended June 30, 2006, distributable income was $32,497,359, or $.70, per Unit.
Royalty income for the Trust for the six months ended June 30, 2007 is associated with actual oil and gas production for the period November 2006 through April 2007 from the properties from which the Royalties were carved. Oil and gas production attributable to the Royalties and the properties from which the Royalties were carved are as follows:

	Six Months Ended
	2007	2006
Royalties:
Oil sales (Bbls)	336,057	376,310
Gas sales (Mcf)	1,509,975	1,550,103

Properties From Which The Royalties Were Carved:
Oil:
Total oil sales (Bbls)	587,178	604,562
Average per day (Bbls)	3,244	3,340
Average price per Bbl	$53.72	$56.11

Gas:
Total gas sales (Mcf)	3,152,091	2,855,906
Average per day (Mcf)	17,415	15,778
Average price per Mcf	$6.95	$8.39
The average price of oil decreased during the six months ended June 30, 2007 to $53.72 per barrel compared to $56.11 per barrel for the same period in 2006. The decrease in the average price of oil is primarily due to the mix of supply and demand in the worldwide markets in 2007. The decrease in the average price of gas from $8.39 per Mcf for the six months ended June 30, 2006 to $6.95 per Mcf for the six months ended June 30, 2007 is primarily the result of a decrease in the spot prices of natural gas.
Since the oil and gas sales volumes attributable to the Royalties are based on an allocation formula that is dependent on such factors as price and cost (including capital expenditures), the production amounts in the Royalties section of the above table do not provide a meaningful comparison. The oil sales volumes from the properties from which the Royalties are carved have remained relatively constant for the applicable period of 2007 compared to 2006 with gas sales volumes increasing approximately 10%.
Capital expenditures for the Waddell Ranch properties for the six months ended June 30, 2007 totaled $8.5 million compared to $6.2 million for the same period in 2006. ConocoPhillips has previously advised the Trust that the remaining 2007 capital expenditures budget for the Waddell Ranch properties is $23.5 million.
The Trust has been advised that 13 wells were drilled and completed and 1 well to be completed on the Waddell Ranch properties during the six months ended June 30, 2007, as compared to 8 wells drilled and completed and 7 wells to be completed on the Waddell Ranch properties during the six months ended June 30, 2006. Approximately 21 workover wells were completed and approximately 2 workover wells were in progress as of June 30, 2007.
Lease operating expense and property taxes totaled $7.6 million for the six months ended June 30, 2007 compared to $7 million for the same period in 2006. The increase in lease operating expense is primarily attributable to higher electrical costs than in 2006 and increased property taxes.

Calculation of Royalty Income
The Trust’s royalty income is computed as a percentage of the net profit from the operation of the properties in which the Trust owns net overriding royalty interests. These percentages of net profits are 75% and 95% in the case of the Waddell Ranch properties and the Texas Royalty properties, respectively. Royalty income received by the Trust for the three months ended June 30, 2007 and 2006, respectively, were computed as shown in the table below:

	Three Months Ended June 30,
	2007		2006
	Waddell	Texas	Waddell	Texas
	Ranch	Royalty	Ranch	Royalty
	Properties	Properties	Properties	Properties

Gross proceeds of sales from the Underlying Properties
Oil proceeds	$11,436,838	$4,677,364	$12,049,454	$5,275,847
Gas proceeds	9,976,806	1,205,034	8,926,146	1,445,849

Total	21,413,644	5,882,398	20,975,600	6,721,696

Less:
Severance tax:
Oil	486,789	178,540	522,406	177,414
Gas	472,307	77,175	577,998	90,916
Lease operating expenses and property tax:
Oil and gas	3,523,723	330,000	3,300,435	285,000
Other	—	—	42,695	—
Capital expenditures	5,747,400	—	5,624,603	—

Total	10,230,219	585,715	10,068,137	553,330

Net profits	11,183,425	5,296,683	10,907,463	6,168,366
Net overriding royalty interests	75%	95%	75%	95%

Royalty income	$8,387,569	$5,031,849	$8,180,597	$5,859,947
Critical Accounting Policies and Estimates
The Trust’s financial statements reflect the selection and application of accounting policies that require the Trust to make significant estimates and assumptions. The following are some of the more critical judgment areas in the application of accounting policies that currently affect the Trust’s financial condition and results of operations.
Basis of Accounting
The financial statements of the Trust are prepared on a modified cash basis and are not intended to present financial position and results of operations in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Preparation of the Trust’s financial statements on such basis includes the following:
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
Revenue Recognition
Revenues from the royalty interests are recognized in the period in which amounts are received by the Trust. Royalty income received by the Trust in a given calendar year will generally reflect the proceeds, on an entitlements basis, from natural gas produced and sold for the twelve-month period ended October 31st in that calendar year. Royalty income received by the Trust in the second quarter of 2007 generally reflects the proceeds associated with actual oil and gas production for the period of February 2007 through April 2007.
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

Contingencies
Contingencies related to the Underlying Properties that are unfavorably resolved would generally be reflected by the Trust as reductions to future royalty income payments to the Trust with corresponding reductions to cash distributions to Unit holders. The Trustee is not aware of any such items as of June 30, 2007.
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
In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets — an amendment of FASB Statements No. 140 Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations. This statement is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of this statement did not have an effect on the Trust’s financial statements.
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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115. This statement permits entities to chose to measure many financial instruments and certain other items at fair value. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Trustee does not believe that the adoption of this statement will have a material effect on the Trust’s financial statements.
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

PART II — OTHER INFORMATION
Items 1 through 5.
Not applicable.
Item 6. Exhibits and Reports on Form 8-K
4.1	Permian Basin Royalty Trust Indenture dated November 3, 1980, between Southland Royalty Company (now Burlington Resources Oil & Gas Company LP) and The First National Bank of Fort Worth (now Bank of America, N.A.), as Trustee, heretofore filed as Exhibit (4)(a) to the Trust’s Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980 is incorporated herein by reference.

4.2	Net Overriding Royalty Conveyance (Permian Basin Royalty Trust) from Southland Royalty Company (now Burlington Resources Oil & Gas Company LP) to The First National Bank of Fort Worth (now Bank of America, N.A.), as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit (4)(b) to the Trust’s Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980 is incorporated herein by reference.

4.3	Net Overriding Royalty Conveyance (Permian Basin Royalty Trust — Waddell Ranch) from Southland Royalty Company (now Burlington Resources Oil & Gas Company LP) to The First National Bank of Fort Worth (now Bank of America, N.A.), as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit (4)(c) to the Trust’s Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980 is incorporated herein by reference.

10.1	Registration Rights Agreement dated as of July 21, 2004 by and between Burlington Resources Inc. and Bank of America, N.A., as trustee of Permian Basin Royalty Trust, heretofore filed as Exhibit 10.1 to the Trust’s Quarterly Report on Form 10-Q to the Securities and Exchange Commission for the quarterly period ended June 30, 2004 is incorporated herein by reference.

10.2	Underwriting Agreement dated December 15, 2005 among the Permian Basin Royalty Trust, Burlington Resources, Inc., Burlington Resources Oil & Gas L.P. and Lehman Brothers Inc. and Wachovia Capital Markets, LLC as representatives of the several underwriters, heretofore filed as Exhibit 10.1 to the Trust’s current report filed on Form 8-K to the

Securities and Exchange Commission filed on December 19, 2005, is incorporated herein by reference.

10.3	Underwriting Agreement dated August 2, 2005 among the Permian Basin Royalty Trust, Burlington Resources, Inc., Burlington Resources Oil & Gas L.P. and Goldman Sachs & Co. and Lehman Brothers Inc. as representatives of the several underwriters, heretofore filed as Exhibit 10.1 to the Trust’s current report filed on Form 8-K to the Securities and Exchange Commission filed on August 8, 2005, is incorporated herein by reference.

15.1	Underwriting Agreement dated August 17, 2006, among Permian Basin Royalty Trust, ConocoPhillips, Burlington Resources Oil & Gas Company LP and Lehman Brothers Inc. and Wachovia Capital Markets, LLC as representatives of the several underwriters heretofore filed as Exhibit 10.1 to the Trust’s current report on Form 8-K to the Securities and Exchange Commission filed on August 22, 2006, is incorporated herein by reference.

31.1	Certification by Ron E. Hooper, Senior Vice President and Trust Administrator of Bank of America, Trustee of Permian Basin Royalty Trust, dated August 8, 2007 and submitted pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certificate by Bank of America, Trustee of Permian Basin Royalty Trust, dated August 8, 2007 and submitted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

BANK OF AMERICA, N.A., TRUSTEE FOR THE PERMIAN BASIN ROYALTY TRUST
By:	/s/ Ron E. Hooper
Ron E. Hooper
Senior Vice President Trust Administrator

Date: August 8, 2007
(The Trust has no directors or executive officers.)

INDEX TO EXHIBITS

Exhibit
Number	Exhibit

4.1	Permian Basin Royalty Trust Indenture dated November 3, 1980, between Southland Royalty Company (now Burlington Resources Oil & Gas Company LP) and The First National Bank of Fort Worth (now Bank of America, N.A.), as Trustee, heretofore filed as Exhibit (4)(a) to the Trust’s Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980 is incorporated herein by reference.*

4.2	Net Overriding Royalty Conveyance (Permian Basin Royalty Trust) from Southland Royalty Company (now Burlington Resources Oil & Gas Company LP) to The First National Bank of Fort Worth (now Bank of America, N.A.), as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit (4)(b) to the Trust’s Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980 is incorporated herein by reference.*

4.3	Net Overriding Royalty Conveyance (Permian Basin Royalty Trust — Waddell Ranch) from Southland Royalty Company (now Burlington Resources Oil & Gas Company LP) to The First National Bank of Fort Worth (now Bank of America, N.A.), as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit (4)(c) to the Trust’s Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980 is incorporated herein by reference.*

10.1	Registration Rights Agreement dated as of July 21, 2004 by and between Burlington Resources Inc. and Bank of America, N.A., as trustee of Permian Basin Royalty Trust, heretofore filed as Exhibit 10.1 to the Trust’s Quarterly Report on Form 10-Q to the Securities and Exchange Commission for the quarterly period ended June 30, 2004 is incorporated herein by reference.

10.2	Underwriting Agreement dated December 15, 2005 among the Permian Basin Royalty Trust, Burlington Resources, Inc., Burlington Resources Oil & Gas L.P. and Lehman Brothers Inc. and Wachovia Capital Markets, LLC as representatives of the several underwriters, heretofore filed as Exhibit 10.1 to the Trust’s current report filed on Form 8-K to the Securities and Exchange Commission filed on December 19, 2005, is incorporated herein by reference.

10.3	Underwriting Agreement dated August 2, 2005 among the Permian Basin Royalty Trust, Burlington Resources, Inc., Burlington Resources Oil & Gas L.P. and Goldman Sachs & Co. and Lehman Brothers Inc. as representatives of the several underwriters, heretofore filed as Exhibit 10.1 to the Trust’s current report filed on Form 8-K to the Securities and Exchange Commission filed on August 8, 2005, is incorporated herein by reference.

Exhibit
Number	Exhibit

10.4	Underwriting Agreement dated August 17, 2006, among Permian Basin Royalty Trust, ConocoPhillips, Burlington Resources Oil & Gas Company LP and Lehman Brothers Inc. and Wachovia Capital Markets, LLC as representatives of the several underwriters heretofore filed as Exhibit 10.1 to the Trust’s current report on Form 8-K to the Securities and Exchange Commission filed on August 22, 2006, is incorporated herein by reference.

31.1	Certification by Ron E. Hooper, Senior Vice President and Trust Administrator of Bank of America, Trustee of Permian Basin Royalty Trust, dated August 8, 2007 and submitted pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certificate by Bank of America, Trustee of Permian Basin Royalty Trust, dated August 8, 2007 and submitted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	A copy of this Exhibit is available to any Unit holder, at the actual cost of reproduction, upon written request to the Trustee, Bank of America, N.A., 901 Main Street, Dallas, Texas 75202.