Form 10-Q
period 2007-09-30
PERMIAN BASIN ROYALTY TRUST
filed 2007-11-07
CIK 319654

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period ended September 30, 2007

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
     Large accelerated filer ☐      Accelerated filer ☑      Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑
     Number of Units of beneficial interest of the Trust outstanding at November 1, 2007: 46,608,796.

PERMIAN BASIN ROYALTY TRUST
PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
The condensed financial statements included herein have been prepared by Bank of America, N.A. as Trustee for the Permian Basin Royalty Trust, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Trust’s latest annual report on Form 10-K. In the opinion of the Trustee, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the assets, liabilities and trust corpus of the Permian Basin Royalty Trust at September 30, 2007, and the distributable income for the three-month and nine-month periods ended September 30, 2007 and 2006 and the changes in trust corpus for the nine-month periods ended September 30, 2007 and 2006 have been included. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.
Deloitte & Touche LLP, an independent registered public accounting firm, has made a limited review of the condensed financial statements as of September 30, 2007 and for the three-month and nine-month periods ended September 30, 2007 and 2006 as stated in their report included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Unit Holders of Permian Basin Royalty Trust and
Bank of America, N.A., Trustee
We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of Permian Basin Royalty Trust as of September 30, 2007, and the related condensed statements of distributable income for the three-month and nine-month periods ended September 30, 2007 and 2006 and the changes in trust corpus for the nine-month periods ended September 30, 2007 and 2006. These condensed financial statements are the responsibility of the Trustee.
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
/s/ Deloitte & Touche LLP
Dallas, Texas
November 6, 2007

PERMIAN BASIN ROYALTY TRUST
CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	September 30,	December 31,
	2007	2006
	(Unaudited)	(Unaudited)
ASSETS

Cash and short-term investments	$6,576,732	5,135,136

Net overriding royalty interests in producing oil and gas properties (net of accumulated amortization of $9,639,410 and $9,536,002 at September 30, 2007 and December 31, 2006, respectively)	1,335,806	1,439,214

TOTAL ASSETS	$7,912,538	6,574,350

LIABILITIES AND TRUST CORPUS

Distribution payable to Unit holders	$6,576,732	5,135,136

Commitments and contingencies
Trust corpus – 46,608,796 Units of beneficial interest authorized and outstanding	1,335,806	1,439,214

TOTAL LIABILITIES AND TRUST CORPUS	$7,912,538	6,574,350

The accompanying notes to condensed financial statements are an integral part of these statements.

PERMIAN BASIN ROYALTY TRUST
CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	September 30		September 30
	2007	2006	2007	2006
Royalty income	$18,000,323	$18,697,269	$45,320,284	$51,655,740
Interest income	28,609	31,634	86,602	95,350

	18,028,932	18,728,903	45,406,886	51,751,090

General and administrative expenditures	(99,342)	(152,561)	(743,962)	(677,389)

Distributable income	$17,929,590	$18,576,342	$44,662,924	$51,073,701

Distributable income per Unit (46,608,796 Units)	$.384683	$.398559	$.958251	$1.095795

The accompanying notes are an integral part of these condensed statements.

PERMIAN BASIN ROYALTY TRUST
CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

	NINE MONTHS ENDED
	September 30
	2007	2006
Trust corpus, beginning of Period	$1,439,214	$1,610,630

Amortization of net overriding royalty interests	(103,408)	(129,951)
Distributable income	44,662,924	51,073,701
Distributions declared	(44,662,924)	(51,073,701)

Total Trust Corpus, end of period	$1,335,806	$1,480,679

Distributions per unit	$.958251	$1.095795

The accompanying notes are an integral part of these condensed statements.

PERMIAN BASIN ROYALTY TRUST
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
1.	BASIS OF ACCOUNTING
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
All revenues from the Trust are from sources within Texas, which has no individual income tax. However, in May 2006, the State of Texas passed legislation to implement a new margin tax at a rate of 1% to be imposed on gross revenues less certain deductions as specifically set forth in the new legislation. The effective date of the new legislation is January 1, 2008, but the tax generally will be imposed on gross revenues generated in 2007 and thereafter. Entities subject to tax generally include trusts unless otherwise exempt and most other types of entities that provide limited liability protection. Trusts that meet certain statutory requirements are generally exempt from the margin tax as “passive entities.” Tex H.B. 3928, 80th Leg. R.S. (2007), which was recently passed by the Texas legislature and signed by Governor Rick Perry on June 15, 2007, clarifies that the Trust is exempt from margin tax as a passive entity. Accordingly, each Unit holder that is a business entity subject to the margin tax will generally include its share of the Trust’s revenues in its own margin tax computation.

Each Unit holder is urged to consult his own tax advisor regarding the requirements for filing state tax returns.
4.	SUBSEQUENT EVENTS
Subsequent to September 30, 2007, the Trust declared a distribution on October 19, 2007 of $.147137 per unit payable on November 15, 2007, to Unit holders of record on October 31, 2007.
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
Trustee Brand Change
     On October 15, 2007, the Bank of America private wealth management group officially became known as “U.S. Trust, Bank of America Private Wealth Management” as a result of Bank of America’s acquisition of U.S. Trust Corporation. This change is a brand name change only and the legal entity that serves as the Trustee for the Trust will continue to be Bank of America, N. A.

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006
For the quarter ended September 30, 2007 royalty income received by the Trust amounted to $18,000,323 compared to royalty income of $18,697,269 during the third quarter of 2006. The decrease in royalty income is primarily attributable to decreases in oil prices and oil production but offset by increased gas prices and gas production.
Interest income for the quarter ended September 30, 2007, was $28,609 compared to $31,635 during the third quarter of 2006. The decrease in interest income is primarily attributable to lower interest rates and less funds available for investment. General and administrative expenses during the third quarter of 2007 amounted to $99,342 compared to $152,561 during the third quarter of 2006. The decrease in general and administrative expenses can be primarily attributed to the timing of payment of expenses.
These transactions resulted in distributable income for the quarter ended September 30, 2007 of $17,929,590 or $.384683 per Unit of beneficial interest. Distributions of $.116911, $.126665 and $.141104 per Unit were made to Unit holders of record as of July 31, 2007, August 31, 2007 and September 28, 2007, respectively. For the third quarter of 2006, distributable income was $18,576,342, or $.398559 per Unit of beneficial interest.
Royalty income for the Trust for the third quarter of the calendar year is associated with actual oil and gas production for the period of May, June and July 2007 from the properties from which the Trust’s net overriding royalty interests (“Royalties”) were carved. Oil and gas sales attributable to the Royalties and the properties from which the Royalties were carved are as follows:

	Third Quarter
	2007	2006
Royalties:
Oil sales (Bbls)	188,507	198,283
Gas sales (Mcf)	901,602	869,934

Properties From Which The Royalties Were Carved:
Oil:
Total oil sales (Bbls)	294,548	308,150
Average per day (Bbls)	3,202	3,349
Average price per Bbl	$61.78	$65.95

Gas:
Total gas sales (Mcf)	1,611,556	1,539,034
Average per day (Mcf)	17,517	16,729
Average price per Mcf	$8.02	$7.42
The posted price of oil decreased to an average price per barrel of $61.78 per Bbl in the third quarter of 2007, compared to $65.95 per Bbl in the third quarter of 2006. The Trustee has been advised by ConocoPhillips that for the period of August 1, 1993, through September 30, 2007, the oil from the Waddell Ranch properties was being sold under a competitive bid to a third party. The average price of gas increased from $7.42 per Mcf in the third quarter of 2006 to $8.02 per Mcf in the third quarter of 2007 due to change in overall market variables.
Since the oil and gas sales attributable to the Royalties are based on an allocation formula that is dependent on such factors as price and cost (including capital expenditures), the production amounts in the Royalties section of the above table do not provide a meaningful comparison. Oil and gas sales volumes from the Underlying Properties (as defined in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2006) decreased for the applicable period in 2007 compared to 2006.
Capital expenditures for drilling, remedial and maintenance activities on the Waddell Ranch properties during the third quarter of 2007 totaled $2,936,440 as compared to $3,332,426 for the third quarter of 2006. ConocoPhillips has informed the Trustee that the 2007 capital expenditures budget has been revised to $19.6 million for the Waddell Ranch properties. The total amount of capital expenditures for 2006 was $15.3 million. Through the third quarter of 2007, capital expenditures of $11.5 million have been expended.
The Trustee has been advised that there were no wells completed and only 1 drill well in progress, and no workover wells completed and 1 workover well in progress, during the three months ended September 30, 2007 as compared to 7 wells completed, 6 wells in progress, 6 workover wells completed and 19 workover wells in progress for the three months ended September 30, 2006 on the Waddell Ranch properties. There were no facility projects completed and no projects in progress for the third quarter of 2007.
Lease operating expense and property taxes totaled $3.6 million for the third quarter of 2007, compared to $3.4 million in the third quarter of 2006 on the Waddell Ranch properties. This increase is primarily attributable to increased electrical costs and increased ad valorem taxes paid for the third quarter in 2007.
Nine Months Ended September 30, 2007 and 2006
For the nine months ended September 30, 2007, royalty income received by the Trust amounted to $45,320,284 compared to royalty income of $51,655,740 for the nine months ended September 30, 2006. The decrease in royalty income is primarily due to a decrease in oil and gas prices in the first nine months of 2007 compared to the first nine months in 2006. Interest income for the nine months ended September 30, 2007 was $86,602 compared to $95,350 for the nine months ended September 30, 2006. The decrease in interest income is attributable primarily to a decrease in interest rates and less funds available for investment. General and administrative expenses for the nine months ended September 30, 2007 were $743,962. During the nine months ended September 30, 2006, general and administrative expenses were $677,389. The increase in general and administrative expenses is primarily due to enhanced Unit holder tax reporting to more Unit holders.
These transactions resulted in distributable income for the nine months ended September 30, 2007 of $44,662,924, or $.958251 per Unit. For the nine months ended September 30, 2006, distributable income was $51,073,701, or $1.095795 per Unit.
Royalty income for the Trust for the period ended September 30, 2007 is associated with actual oil and gas production for the period November 2006 through July 2007 from the properties from which the Royalties were carved. Oil and gas production attributable to the Royalties and the properties from which the Royalties were carved are as follows:

	First Nine Months
	2007	2006
Royalties:
Oil sales (Bbls)	524,564	574,593
Gas sales (Mcf)	2,4111,577	2,420,037

Properties From Which The Royalties Were Carved:
Oil:
Total oil sales (Bbls)	881,724	912,712
Average per day (Bbls)	3,230	3,343
Average price per Bbl	$56.41	$59.43
Gas:
Total gas sales (Mcf)	4,763,647	4,394,940
Average per day (Mcf)	17,449	16,099
Average price per Mcf	$7.31	$8.05
The average price of oil decreased during the nine months ended September 30, 2007 to $56.41 per barrel compared to $59.43 per barrel for the same period in 2006. The decrease in the average price of oil is primarily due to decreased demand in 2007, caused by a worldwide market conditions. The decrease in the average price of gas from $8.05 per Mcf for the nine months ended September 30, 2006 to $7.31 per Mcf for the nine months ended September 30, 2007 is primarily the result of an decrease in the spot prices of natural gas.
Since the oil and gas sales volumes attributable to the Royalties are based on an allocation formula that is dependent on such factors as price and cost (including capital expenditures), the production amounts in the Royalties section of the above table do not provide a meaningful comparison. The oil and gas sales volumes from the properties from which the Royalties are carved have remained relatively constant for the applicable period of 2007 compared to 2006.
Capital expenditures for the Waddell Ranch properties for the nine months ended September 30, 2007 totaled $11.5 million compared to $9.6 million for the same period in 2006. ConocoPhillips has previously advised the Trust that the remaining 2007 capital expenditures budget for the Waddell Ranch properties is $8.1 million.
The Trust has been advised that 13 wells were drilled and completed and only 1 well to be completed on the Waddell Ranch properties during the nine months ended September 30, 2007, as compared to 15 wells drilled and completed and 6 wells to be completed on the Waddell Ranch Properties during the nine months ended September 30, 2006. Approximately 22 workover wells were completed and approximately 1 workover well was in progress as of September 30, 2007. Approximately 1 facilities project was completed and 0 facilities projects were in progress.
Lease operating expense and property taxes totaled $11.2 million in 2007 compared to $10.4 million for the same period in 2006. The increase in lease operating expense is primarily attributable to higher electrical costs than in 2006 and increased property taxes.

Calculation of Royalty Income
The Trust’s royalty income is computed as a percentage of the net profit from the operation of the properties in which the Trust owns net overriding royalty interests. These percentages of net profits are 75% and 95% in the case of the Waddell Ranch properties and the Texas Royalty properties, respectively. Royalty income received by the Trust for the three months ended September 30, 2007 and 2006, respectively, were computed as shown in the table below:

	THREE MONTHS ENDED SEPTEMBER 30,
	2007		2006
	WADDELL	TEXAS	WADDELL	TEXAS
	RANCH	ROYALTY	RANCH	ROYALTY
	PROPERTIES	PROPERTIES	PROPERTIES	PROPERTIES
Gross proceeds of sales from the Underlying Properties
Oil proceeds	$12,973,597	$5,222,568	$14,384,090	$5,937,295
Gas proceeds	11,539,620	1,386,647	10,074,892	1,340,989

Total	24,513,217	6,609,215	24,458,982	7,278,284

Less:
Severance tax:
Oil	563,061	198,641	626,555	202,914
Gas	859,692	90,839	677,834	90,410
Lease operating expense and property tax:
Oil and gas	3,740,591	330,000	3,379,091	285,000
Capital expenditures	2,936,440		3,332,426

Total	8,099,784	619,480	8,015,906	578,324

Net profits	16,413,433	5,989,735	16,443,076	6,699,960
Net overriding royalty interests	75%	95%	75%	95%

Royalty income	$12,310,075	$5,690,248	$12,332,307	$6,364,962

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
Revenue Recognition
Revenues from the royalty interests are recognized in the period in which amounts are received by the Trust. Royalty income received by the Trust in a given calendar year will generally reflect the proceeds, on an entitlement basis, from natural gas produced and sold for the twelve-month period ended October 31st in that calendar year. Royalty income received by the Trust in the third quarter of 2007 generally reflects the proceeds associated with actual oil and gas production for the period of May, June and July 2007.
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
Contingencies
Contingencies related to the Underlying Properties that are unfavorably resolved would generally be reflected by the Trust as reductions to future royalty income payments to the Trust with corresponding reductions to cash distributions to Unit holders. The Trustee is not aware of any such items as of September 30, 2007.

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

PART II – OTHER INFORMATION
Items 1 through 5.
Not applicable.
Item 6. Exhibits and Reports on Form 8-K

4.1	Permian Basin Royalty Trust Indenture dated November 3, 1980, between Southland Royalty Company (now Burlington Resources Oil & Gas Company LP) and The First National Bank of Fort Worth (now Bank of America, N.A.), as Trustee, heretofore filed as Exhibit (4)(a) to the Trust’s Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980 is incorporated herein by reference.

4.2	Net Overriding Royalty Conveyance (Permian Basin Royalty Trust) from Southland Royalty Company (now Burlington Resources Oil & Gas Company LP) to The First National Bank of Fort Worth (now Bank of America, N.A.), as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit (4)(b) to the Trust’s Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980 is incorporated herein by reference.

4.3	Net Overriding Royalty Conveyance (Permian Basin Royalty Trust - Waddell Ranch) from Southland Royalty Company (now Burlington Resources Oil & Gas Company LP) to The First National Bank of Fort Worth (now Bank of America, N.A.), as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit (4)(c) to the Trust’s Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980 is incorporated herein by reference.

10.1	Registration Rights Agreement dated as of July 21, 2004 by and between Burlington Resources, Inc. and Bank of America, N.A., as trustee of Permian Basin Royalty Trust, heretofore filed as Exhibit 10.1 to the Trust’s Quarterly Report on Form 10-Q to the Securities and Exchange Commission for the quarterly period ended June 30, 2004 is incorporated herein by reference.

10.2	Underwriting Agreement dated December 15, 2005 among the Permian Basin Royalty Trust, Burlington Resources, Inc., Burlington Resources Oil & Gas L.P. and Lehman Brothers Inc. and Wachovia Capital Markets, LLC as representatives of the several underwriters, heretofore filed as Exhibit 10.1 to the Trust’s current report filed on Form 8-K to the Securities and Exchange Commission filed on December 19, 2005 is incorporated herein by reference.

10.3	Underwriting Agreement dated August 2, 2005 among the Permian Basin Royalty Trust, Burlington Resources, Inc., Burlington Resources Oil & Gas L.P. and Goldman Sachs & Co. and Lehman Brothers Inc. as representatives of the several underwriters, heretofore filed as Exhibit 10.1 to the Trust’s current report filed on Form 8-K to the Securities and Exchange Commission filed on August 8, 2005, is incorporated herein by reference.

10.4	Underwriting Agreement dated August 17, 2006, among Permian Basin Royalty Trust, ConocoPhillips, Burlington Resources Oil & Gas Company LP and Lehman Brothers Inc. and Wachovia Capital Markets, LLC as representatives of the several underwriters heretofore filed as Exhibit 10.1 to the Trust’s current report on Form 8-K to the Securities and Exchange Commission filed on August 22, 2006, is incorporated herein by reference.

31.1	Certification by Ron E. Hooper, Senior Vice President and Trust Administrator of Bank of America, Trustee of Permian Basin Royalty Trust, dated November 7, 2007 and submitted pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certificate by Bank of America, Trustee of Permian Basin Royalty Trust, dated November 7, 2007 and submitted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

BANK OF AMERICA, N.A.,
TRUSTEE FOR THE
PERMIAN BASIN ROYALTY TRUST

By:	/s/ RON E. HOOPER

Ron E. Hooper,
Senior Vice President and Trust Administrator
Bank of America, N.A.
Date: November 7, 2007
(The Trust has no directors or executive officers.)

INDEX TO EXHIBITS

Exhibit
Number	Exhibit

4.1	Permian Basin Royalty Trust Indenture dated November 3, 1980, between Southland Royalty Company (now Burlington Resources Oil & Gas Company LP) and The First National Bank of Fort Worth (now Bank of America, N.A.), as Trustee, heretofore filed as Exhibit (4)(a) to the Trust’s Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980 is incorporated herein by reference.*

4.2	Net Overriding Royalty Conveyance (Permian Basin Royalty Trust) from Southland Royalty Company (now Burlington Resources Oil & Gas Company LP) to The First National Bank of Fort Worth (now Bank of America, N.A.), as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit (4)(b) to the Trust’s Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980 is incorporated herein by reference.*

4.3	Net Overriding Royalty Conveyance (Permian Basin Royalty Trust — Waddell Ranch) from Southland Royalty Company (now Burlington Resources Oil & Gas Company LP) to The First National Bank of Fort Worth (now Bank of America, N.A.), as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit (4)(c) to the Trust’s Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980 is incorporated herein by reference.*

10.1	Registration Rights Agreement dated as of July 21, 2004 by and between Burlington Resources, Inc. and Bank of America, N.A., as trustee of Permian Basin Royalty Trust, heretofore filed as Exhibit 10.1 to the Trust’s Quarterly Report on Form 10-Q to the Securities and Exchange Commission for the quarterly period ended June 30, 2004 is incorporated herein by reference.

10.2	Underwriting Agreement dated December 15, 2005 among the Permian Basin Royalty Trust, Burlington Resources, Inc., Burlington Resources Oil & Gas L.P. and Lehman Brothers Inc. and Wachovia Capital Markets, LLC as representatives of the several underwriters, heretofore filed as Exhibit 10.1 to the Trust’s current report filed on Form 8-K to the Securities and Exchange Commission filed on December 19, 2005, is incorporated herein by reference.

10.3	Underwriting Agreement dated August 2, 2005 among the Permian Basin Royalty Trust, Burlington Resources, Inc., Burlington Resources Oil & Gas L.P. and Goldman Sachs & Co. and Lehman Brothers Inc. as representatives of the several underwriters, heretofore filed as Exhibit 10.1 to the Trust’s current report filed on Form 8-K to the Securities and Exchange Commission filed on August 8, 2005, is incorporated herein by reference.

Exhibit
Number	Exhibit

10.4	Underwriting Agreement dated August 17, 2006, among Permian Basin Royalty Trust, ConocoPhillips, Burlington Resources Oil & Gas Company LP and Lehman Brothers Inc. and Wachovia Capital Markets, LLC as representatives of the several underwriters heretofore filed as Exhibit 10.1 to the Trust’s current report on Form 8-K to the Securities and Exchange Commission filed on August 22, 2006, is incorporated herein by reference.

31.1	Certification by Ron E. Hooper, Senior Vice President and Trust Administrator of Bank of America, Trustee of Permian Basin Royalty Trust, dated November 7, 2007 and submitted pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certificate by Bank of America, Trustee of Permian Basin Royalty Trust, dated November 7, 2007 and submitted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	A copy of this Exhibit is available to any Unit holder, at the actual cost of reproduction, upon written request to the Trustee, Bank of America, N.A., 901 Main Street, Dallas, Texas 75202.