Form 10-K
period 2007-12-31
PERMIAN BASIN ROYALTY TRUST
filed 2008-03-14
CIK 319654

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $492,680,893.
     At March 10, 2008, there were 46,608,796 Units of Beneficial Interest of the Trust outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
     “Units of Beneficial Interest” at page 1; “Trustee’s Discussion and Analysis for the Three-Year Period Ended December 31, 2007” at pages 8 through 10; “Results of the 4th Quarters of 2007 and 2006” at page 11; and “Statements of Assets, Liabilities and Trust Corpus,” “Statements of Distributable Income,” “Statements of Changes in Trust Corpus,” “Notes to Financial Statements” and “Report of Independent Registered Public Accounting Firm” at page 13 et seq., in registrant’s Annual Report to security holders for fiscal year ended December 31, 2007 are incorporated herein by reference for Item 5, Item 7 and Item 8 of Part II of this Report.

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
     The Trustee must sell the Royalties if the holders of 75% or more of the Units approve the sale or vote to terminate the Trust. The Trustee must also sell the Royalties if they fail to generate net revenue for the Trust of at least $1,000,000 per year over any consecutive two-year period. Sale of all of the Royalties will terminate the Trust. The net proceeds of any sale will be distributed to the Unit holders. The sale of the remaining Royalties and the termination of the Trust will be taxable events to the Unit holders. Generally, a Unit holder will realize gain or loss equal to the difference between the amount realized on the sale and termination of the Trust and his adjusted basis in such Units. Gain or loss realized by a Unit holder who is not a dealer with respect to such Units and who has a holding period for the Units of more than one year will be treated as long-term capital gain or loss except to the extent of any depletion recapture amount, which must be treated as ordinary income. Other federal and state tax issues concerning the Trust are discussed under Note 5 and Note 10 to the Trust’s financial statements, which are included herein. Each Unit holder should consult his own tax advisor regarding Trust tax compliance matters, including federal and state tax implications concerning the sale of the Royalties and the termination of the Trust.
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
Widely Held Fixed Investment Trust Reporting Information
     The Trustee assumes that some Trust Units are held by a middleman, as such term is broadly defined in U.S. Treasury Regulations (and includes custodians, nominees, certain joint owners, and brokers holding an interest for a custodian in street name). Therefore, the Trustee considers the Trust to be a non-mortgage widely held fixed investment trust (“WHFIT”) for U.S. federal income tax purposes. Bank of America, N.A., 901 Main Street, 17th Floor, Dallas, Texas 75202, telephone number (214) 209-2400, is the representative of the Trust that will provide tax information beginning with the 2008 tax year in accordance with applicable U.S. Treasury Regulations governing the information reporting requirements of the Trust as a WHFIT.
Item 1B. Unresolved Staff Comments
     The Trust has not received any written comments from the Securities and Exchange Commission staff regarding its periodic or current reports under the Act within the 180 days preceding December 31, 2007, which comments remain unresolved.
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
PRODUCING ACREAGE, WELLS AND DRILLING
     Waddell Ranch Properties. The Waddell Ranch properties consist of 76,922 gross (33,246 net) producing acres. A majority of the proved reserves are attributable to six fields: Dune, Sand Hills (Judkins), Sand Hills (McKnight), Sand Hills (Tubb), University-Waddell (Devonian) and Waddell. At December 31, 2007, the Waddell Ranch properties contained 788 gross (354 net) productive oil wells, 211 gross (100 net) productive gas wells and 298 gross (129 net) injection wells.
     BROG is operator of record of the Waddell Ranch properties. All field, technical and accounting operations have been contracted by an agreement between the working interest owners and Schlumberger Integrated Project Management (IPM) but remain under the direction of BROG.
     The Waddell Ranch properties are mature producing properties, and all of the major oil fields are currently being waterflooded for the purpose of facilitating enhanced recovery. Proved reserves and estimated future net revenues attributable to the properties are included in the reserve reports summarized below. BROG does not own the full working interest in any of the tracts constituting the Waddell Ranch properties and, therefore, implementation of any development programs will require approvals of other working interest holders as well as BROG. In addition, implementation of any development programs will be dependent upon oil and gas prices currently being received and anticipated to be received in the future. There were 13 gross (6.5 net) wells drilled and completed on the Waddell Ranch properties during 2007. At December 31, 2007, there was 1 drill well and no workovers in progress on the Waddell Ranch properties. There were 23 gross (11 net) wells drilled and completed on the Waddell Ranch properties during 2006. At December 31, 2006 there were 3 drill wells and 6 workovers in progress on the Waddell Ranch properties. There were 6 gross (3 net) wells drilled and completed on the Waddell Ranch properties during 2005. At December 31, 2005 there were no wells in progress on the Waddell Ranch properties.
     BROG has advised the Trustee that the total amount of capital expenditures for 2007 with regard to the Waddell Ranch properties totaled $20 million. Capital expenditures include the cost of remedial and maintenance activities. This amount spent is approximately $15 million less than the budgeted amount projected by BROG for 2007. BROG has advised the Trustee that the capital expenditures budget for 2008 totals approximately $34 million, of which approximately $10.4 million (gross) is attributable to the 2008 drilling program, and $23.6 million (gross) to workovers and recompletions. Accordingly, there is a 70% increase in capital expenditures for 2008 as compared with the 2007 capital expenditures. The major reason for the variance is the increase in the number of planned capital recompletion wells. There will be 10 new drill wells in 2008 as compared to 13 in 2007.
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
     Well Count and Acreage Summary. The following table shows as of December 31, 2007, the gross and net producing wells and acres for the BROG and Riverhill Energy interests. The net wells and acres are determined by multiplying the gross wells or acres by the BROG and Riverhill Energy interests owner’s working interest in the wells or acres. There is very little undeveloped acreage held by the Trust, and all this is held by production.

	NUMBER OF WELLS		ACRES
	Gross	Net	Gross	Net
BROG and Riverhill Energy Interests	1,322	592	76,922	33,246
OIL AND GAS PRODUCTION
     The Trust recognizes production during the month in which the related distribution is received. Production of oil and gas attributable to the Royalties and the Underlying Properties and the related average sales prices attributable to the Underlying Properties for the three years ended December 31, 2007, excluding portions attributable to the adjustments discussed below, were as follows:

	Waddell Ranch			Texas Royalty
	Properties			Properties			Total
	2007	2006	2005	2007	2006	2005	2007	2006	2005
Royalties:
Production
Oil (barrels)	437,420	429,052	501,499	303,458	320,897	325,776	740,878	749,949	827,275
Gas (Mcf)	2,996,313	2,640,873	3,052,103	481,585	513,918	556,675	3,477,898	3,154,791	3,608,778
Underlying Properties:
Production
Oil (barrels)	846,104	863,198	899,197	344,166	357,967	359,387	1,190,270	1,221,165	1,258,584
Gas (Mcf)	5,859,974	5,396,777	5,517,845	547,871	576,411	614,871	6,407,845	5,973,188	6,132,716
Average Price
Oil/barrel	62.51	59.15	$49.35	60.14	59.50	$48.97	61.54	59.30	$49.20
Gas/Mcf	7.21	7.63	$6.90	9.64	10.02	$8.22	7.54	8.02	$7.11

     Since the oil and gas sales attributable to the Royalties are based on an allocation formula that is dependent on such factors as price and cost (including capital expenditures), production amounts do not necessarily provide a meaningful comparison.
     Waddell Ranch properties lease operating expense for 2007 was $15.9 million (gross) and $11.9 million (net). The lease operating expense increased 14% from 2006 to 2007 primarily because of repairs on 245 wells. Waddell Ranch lifting cost on a barrel of oil equivalent (BOE) basis was $8.02/bbl as compared to $6.95 in 2006 and $6.05 in 2005.
PRICING INFORMATION
     Reference is made to the caption entitled “Regulation” for information as to federal regulation of prices of natural gas. The following paragraphs provide information regarding sales of oil and gas from the Waddell Ranch properties. As a royalty owner, Riverhill Energy is not furnished detailed information regarding sales of oil and gas from the Texas Royalty properties.
     Oil. The Trustee has been advised by BROG that for the period August 1, 1993 through February 28, 2008, the oil from the Waddell Ranch properties was and will be sold under a competitive bid to independent third parties.
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

     The independent petroleum engineers’ reports as to the proved oil and gas reserves attributable to the Royalties conveyed to the Trust were obtained from Cawley, Gillespie & Associates, Inc. The following table presents a reconciliation of proved reserve quantities from January 1, 2005 through December 31, 2007 (in thousands):

	Waddell Ranch		Texas Royalty
	Properties		Properties		Total
	Oil	Gas	Oil	Gas	Oil	Gas
	(Bbls)	(Mcf)	(Bbls)	(Mcf)	(Bbls)	(Mcf)
January 1, 2005	3,606	21,871	3,502	5,914	7,108	27,785
Extensions, discoveries, and other additions	84	415	0	0	84	415
Revisions of previous estimates	126	1,695	359	246	485	1,941
Production	(501)	(3,052)	(326)	(557)	(827)	(3,609)

December 31, 2005	3,315	20,929	3,535	5,603	6,850	26,532
Extensions, discoveries, and other additions	33	490	0	2	33	492
Revisions of previous estimates	233	208	212	53	445	261
Production	(429)	(2,641)	(321)	(514)	(750)	(3,155)

December 31, 2006	3,152	18,986	3,426	5,144	6,578	24,130
Extensions, discoveries, and other additions	50	133	—	63	50	196
Revisions of previous estimates	1,072	4,987	296	467	1,368	5,454
Production	(437)	(2,996)	(303)	(482)	(740)	(3,478)

December 31, 2007	3,837	21,110	3,419	5,192	7,256	26,302
     Estimated quantities of proved developed reserves of crude oil and natural gas as of December 31, 2007, 2006 and 2005 were as follows (in thousands):

	Crude Oil	Natural Gas
	(Bbls)	(Mcf)
December 31, 2007	7,199	26,140
December 31, 2006	6,443	23,233
December 31, 2005	6,764	25,877
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

The 2007, 2006 and 2005 change in the standardized measure of discounted future net cash revenues related to future royalty income from proved reserves attributable to the Royalties discounted at 10% is as follows (in thousands):

	Waddell Ranch			Texas Royalty
	Properties			Properties			Total
	2007	2006	2005	2007	2006	2005	2007	2006	2005
January 1	$163,308	$188,697	$156,014	$102,663	$104,654	$81,179	$265,971	$293,351	$237,193
Extensions, discoveries, and other additions	2,898	2,108	3,743	399	15	0	3,297	2,123	3,743

Accretion of discount	16,331	18,870	15,601	10,266	10,465	8,118	26,597	29,335	23,719
Revisions of previous estimates and other	180,065	(3,224)	56,830	76,825	10,793	34,833	256,890	7,569	91,663

Royalty income	(46,467)	(43,143)	(43,491)	(21,916)	(23,264)	(19,476)	(68,383)	(66,407)	(62,967)

December 31	$316,135	$163,308	$188,697	$168,237	$102,663	$104,654	$484,372	$265,971	$293,351

Oil and gas prices of $90.66 and $90.47 per barrel and $9.46 and $12.67 per Mcf were used to determine the estimated future net revenues from the Waddell Ranch properties and the Texas Royalty properties, respectively, at December 31, 2007. The upward revisions of both reserves and discounted future net cash flows for the Waddell Ranch properties and the Texas Royalty properties are primarily due to increase in oil and gas prices from 2006 to 2007.
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
Oil and gas prices of $54.89 and $54.02 per barrel and $6.38 and $7.06 per Mcf, respectively, were used to determine the estimated future net revenues from the Waddell Ranch properties and the Texas Royalty properties, respectively, at December 31, 2005. The upward revisions of both reserves and discounted future net cash flows for the Waddell Ranch properties and the Texas Royalty properties were primarily due to increases in oil and gas prices from 2004 to 2005.
The following presents estimated future net revenue and the present value of estimated future net revenue attributable to the Royalties, for each of the years ended December 31, 2007, 2006 and 2005 (in thousands except amounts per Unit):

	2007		2006		2005
	Estimated	Present	Estimated	Present	Estimated	Present
	Future Net	Value at	Future Net	Value at	Future Net	Value at
	Revenue	10%	Revenue	10%	Revenue	10%
Total Proved
Waddell Ranch properties	$518,547	$316,135	$255,703	$163,308	$298,417	$188,697
Texas Royalty properties	$357,507	$168,237	$212,486	$102,663	$219,657	$104,654

Total	$876,054	$484,372	$468,189	$265,971	$518,074	$293,351
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
Item 4. Submission of Matters to a Vote of Security Holders
No matters were submitted to a vote of Unit holders, through the solicitation of proxies or otherwise, during the fourth quarter ended December 31, 2007.
PART II
Item 5. Market for Units of the Trust, Related Security Holder Matters and Trust Purchases of Units
The information under “Units of Beneficial Interest” at page 1 of the Trust’s Annual Report to security holders for the year ended December 31, 2007, is herein incorporated by reference.
The Trust has no equity compensation plans and has not repurchased any units during the period covered by this report.

Item 6. Selected Financial Data

	For the Year Ended December 31,
	2007	2006	2005	2004	2003
Royalty income	$68,382,820	$66,407,199	$62,967,150	$45,016,670	$32,596,078
Distributable income	$67,619,230	$65,715,369	$62,267,669	44,546,743	32,113,125
Distributable income per Unit	$1.450777	$1.410082	1.335964	.955758	0.688993
Distributions per Unit	$1.450777	$1.410082	1.335964	.955758	0.688993
Total assets, December 31	$9,467,142	$6,574,350	$8,874,678	$7,224,412	$4,865,569
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation
     The “Trustee’s Discussion and Analysis for the Three Year Period Ended December 31, 2007” and “Results of the 4th Quarters of 2007 and 2006” at pages 8 et seq. of the Trust’s Annual Report to security holders for the year ended December 31, 2007 is herein incorporated by reference.
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
Item 8. Financial Statements and Supplementary Data
     The Financial Statements of the Trust and the notes thereto at page 13 et seq. of the Trust’s Annual Report to security holders for the year ended December 31, 2007, are herein incorporated by reference.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     There have been no changes in accountants and no disagreements with accountants on any matter of accounting principles or practices or financial statement disclosures during the twenty-four months ended December 31, 2007.
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
Changes in Internal Control over Financial Reporting
     There has not been any change in the Trust’s internal control over financial reporting during the fourth quarter of 2007 that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting.
Trustee’s Report on Internal Control Over Financial Reporting
     The Trustee is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Securities and Exchange Act of 1934, as amended. The Trustee conducted an evaluation of the effectiveness of the Trust’s internal control over financial reporting – modified cash basis (“internal control over financial reporting”) based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Trustee’s evaluation under the framework in Internal Control-Integrated Framework, the Trustee concluded that the Trust’s internal control over financial reporting was effective as of December 31, 2007. The independent registered public accounting firm of Deloitte & Touche LLP, as auditors of the statements of assets, liabilities, and trust corpus, and the related statements of distributable income and changes in trust corpus for the period ended December 31, 2007, has issued an attestation report on the Trust’s internal control over financial reporting, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Unit Holders of Permian Basin Royalty Trust and
Bank of America, N.A., Trustee
We have audited the internal control over financial reporting of Permian Basin Royalty Trust (the “Trust”) as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Trustee is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Trustee’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Trust’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A trust’s internal control over financial reporting is a process designed by, or under the supervision of, the Trustee, or persons performing similar functions, and effected by the Trustee, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with the modified cash basis of accounting, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America and is described in Note 3 to the Trust’s financial statements. A trust’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the trust; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with the modified cash basis of accounting discussed above, and that receipts and expenditures of the company are being made only in accordance with authorizations the Trustee; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the trust’s assets that could have a material effect on the financial statements.
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
In our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statements of assets, liabilities and trust corpus of the Trust as of December 31, 2007, and the related statements of distributable income and changes in trust corpus for the year ended December 31, 2007, which financial statements have been prepared on the modified cash basis of accounting as described in Note 3 to such financial statements, and our report dated March 11, 2008 expressed an unqualified opinion on those financial statements.
DELOITTE & TOUCHE LLP
Dallas, TX
March 11, 2008

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
     The Trust has no directors or officers and based solely on its review of the reports received by it, the Trust believes that during the fiscal year of 2007, no person who was a beneficial owner of more than ten percent the Trust’s Units failed to file on a timely basis any report required by Section 16(a).
CODE OF ETHICS
     Because the Trust has no employees, it does not have a code of ethics. Employees of the Trustee, Bank of America, N.A., must comply with the bank’s code of ethics, a copy of which will be provided to Unit holders, without charge, upon request made to Bank of America, N.A., Trustee, P.O. Box 830650, Dallas, Texas 75202, Attention: Ron Hooper.
Item 11. Executive Compensation
     During the years ended December 31, 2007, 2006 and 2005, the Trustee received total remuneration as follows:

Name of Individual or Number	Cash
of Persons in Group	Compensation		Year
Bank of America, N.A	$73,379	(1)	2007
	$67,395	(1)	2006
	$78,294	(1)	2005

(1)	Under the Trust Indenture, the Trustee is entitled to an administrative fee for its administrative services, preparation of quarterly and annual statements with attention to tax and legal matters of: (i) 1/20 of 1% of the first $100 million and (ii) Trustee’s standard hourly rate in excess of 300 hours annually. The administrative fee is subject to reduction by a credit for funds provision.
COMPENSATION COMMITTEE

Because the Trust has no directors, it does not have a compensation committee.
Item 12. Security Ownership of Certain Beneficial Owners and Management
     (a) Security Ownership of Certain Beneficial Owners. Based solely on a review of statements filed with the SEC pursuant to Section 13(d) or 13(g) of the Securities Exchange Act of 1934, as amended, the Trustee is not aware of any person owning beneficially more than 5% of the outstanding Units of the Trust as of March 1, 2008.
     (b) Security Ownership of Management. The Trustee does not beneficially own any securities of the Trust. In various fiduciary capacities, Bank of America, N.A. owned as of March 1, 2008, an aggregate of 154,393 Units with no right to vote all of these Units, shared right to vote none of these Units and sole right to vote none of these Units. Bank of America, N.A., disclaims any beneficial interests in these Units. The number of Units reflected in this paragraph includes Units held by all branches of Bank of America, N.A.
     (c) Change In Control. The Trustee knows of no arrangements which may subsequently result in a change in control of the Trust.
     (d) Securities Authorized for Issuance under Equity Compensation Plans. The Trust has no equity compensation plans.
Item 13. Certain Relationships and Related Transactions
     The Trust has no directors or executive officers. See Item 11 for the remuneration received by the Trustee during the years ended December 31, 2007, 2006 and 2005 and Item 12(b) for information concerning Units owned by Bank of America, N.A. in various fiduciary capacities.
     Item 14. Principal Accounting Fees and Services. Fees for services performed by Deloitte & Touche LLP for the years ended December 31, 2007 and 2006 are:

	2007	2006
Audit Fees	$48,000	$132,100
Audit-related fees	$8,514	$19,250
Tax fees	—	—
All other fees	—	—

Total	$56,514	$151,350

     As referenced in Item 10 above, the Trust has no audit committee, and as a result, has no audit committee pre-approval policy with respect to fees paid to Deloitte & Touche LLP.
PART IV
Item 15. Exhibits, Financial Statement Schedules
     The following documents are filed as a part of this Report:
1. Financial Statements
     Included in Part II of this Report by reference to the Annual Report of the Trust for the year ended December 31, 2007:
Report of Independent Registered Public Accounting Firm

Statements of Assets, Liabilities and Trust Corpus at December 31, 2007 and 2006

Statements of Distributable Income for Each of the Three Years in the Period Ended December 31, 2007

Statements of Changes in Trust Corpus for Each of the Three Years in the Period Ended December 31, 2007

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

(13)	—	Registrant’s Annual Report to security holders for fiscal year ended December 31, 2007.**

(23.1)	—	Consent of Cawley, Gillespie & Associates, Inc., reservoir engineer.**

(31.1)	—	Certification required by Rule 13a-14(a)/15d-14(a).**

(32.1)	—	Certification required by Rule 13a-14(b)/15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002.**

*	A copy of this Exhibit is available to any Unit holder, at the actual cost of reproduction, upon written request to the Trustee, Bank of America, N.A., P.O. Box 830650, Dallas, Texas 75202.

**	Filed herewith.

SIGNATURE
     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

PERMIAN BASIN ROYALTY TRUST

By: BANK OF AMERICA, N.A., Trustee

By:	/s/Ron E. Hooper

Ron E. Hooper
Senior Vice President
Date: March 14, 2008
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

(13)	—	Registrant’s Annual Report to security holders for fiscal year ended December 31, 2007.**

(23.1)	—	Consent of Cawley, Gillespie & Associates, Inc., reservoir engineer.**

(31.1)	—	Certification required by Rule 13a-14(a)/15d-14(a).**

(32.1)	—	Certification required by Rule 13a-14(b)/15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002.**

*	A copy of this Exhibit is available to any Unit holder, at the actual cost of reproduction, upon written request to the Trustee, Bank of America, N.A., P.O. Box 830650, Dallas, Texas 75202.

**	Filed herewith.