Form 10-Q
period 2008-03-31
PERMIAN BASIN ROYALTY TRUST
filed 2008-05-07
CIK 319654

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period ended March 31, 2008

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ____________ to ____________
Commission file number 1-8033
PERMIAN BASIN ROYALTY TRUST
(Exact Name of Registrant as Specified in the Permian Basin Royalty Trust Indenture)

Texas (State or Other Jurisdiction of Incorporation or Organization)	75-6280532 (I.R.S. Employer Identification No.)
U.S. Trust, Bank of America
Private Wealth Management
Trust Department
901 Main Street
Dallas, Texas 75202
(Address of Principal Executive
Offices; Zip Code)
(214) 209-2400
(Registrant’s Telephone Number, Including Area Code)
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☑
     Number of Units of beneficial interest of the Trust outstanding at May 1, 2008: 46,608,796.

PERMIAN BASIN ROYALTY TRUST
PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
The condensed financial statements included herein have been prepared by Bank of America, N.A. as Trustee for the Permian Basin Royalty Trust, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Trust’s latest annual report on Form 10-K. In the opinion of the Trustee, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the assets, liabilities and trust corpus of the Permian Basin Royalty Trust at March 31, 2008, and the distributable income and changes in trust corpus for the three-month periods ended March 31, 2008 and 2007 have been included. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.
Deloitte & Touche LLP, an independent registered public accounting firm, has made a limited review of the condensed financial statements as of March 31, 2008 and for the three-month periods ended March 31, 2008 and 2007 as stated in their report included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Unit Holders of Permian Basin Royalty Trust and
Bank of America, N.A., Trustee
We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of Permian Basin Royalty Trust as of March 31, 2008, and the related condensed statements of distributable income and changes in trust corpus for the three-month periods ended March 31, 2008 and 2007. These condensed financial statements are the responsibility of the Trustee.
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
Based on our reviews, we are not aware of any material modifications that should be made to such condensed interim financial statements for them to be in conformity with the basis of accounting described in Note 1.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statement of assets, liabilities and trust corpus of Permian Basin Royalty Trust as of December 31, 2007, and the related statements of distributable income and changes in trust corpus for the year then ended (not presented herein); and in our report dated March 11, 2008, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed statement of assets, liabilities and trust corpus as of December 31, 2007, is fairly stated, in all material respects, in relation to the statement of assets, liabilities and trust corpus from which it has been derived.

/s/ Deloitte & Touche LLP
Dallas, Texas
May 2, 2008

PERMIAN BASIN ROYALTY TRUST
CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	March 31,
	2008	December 31,
	(Unaudited)	2007
ASSETS
Cash and short-term investments	$8,520,418	$8,173,207
Net overriding royalty interests in producing oil and gas properties (net of accumulated amortization of $9,715,938 and $9,681,281 at March 31, 2008 and December 31, 2007, respectively)	1,259,278	1,293,935

TOTAL ASSETS	$9,779,696	$9,467,142

LIABILITIES AND TRUST CORPUS
Distribution payable to Unit holders	$8,520,418	$8,173,207
Commitments and contingencies
Trust corpus — 46,608,796 Units of beneficial interest authorized and outstanding	1,259,278	1,293,935

TOTAL LIABILITIES AND TRUST CORPUS	$9,779,696	$9,467,142

The accompanying notes to condensed financial statements are an integral part of these statements.

PERMIAN BASIN ROYALTY TRUST
CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

		THREE MONTHS ENDED	THREE MONTHS ENDED
	Note	March 31, 2008	March 31, 2007

Royalty income		$26,424,398	$13,900,543
Interest income		33,694	30,785

		$26,458,092	$13,931,328

General and administrative expenditures		(354,756)	(322,276)

Distributable income		$26,103,336	$13,609,052

Distributable income per Unit (46,608,796 Units)	1, 4	$.56	$.29

The accompanying notes to condensed financial statements are an integral part of these statements.

PERMIAN BASIN ROYALTY TRUST
CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

	THREE MONTHS ENDED	THREE MONTHS ENDED
	March 31, 2008	March 31, 2007

Trust corpus, beginning of period	$1,293,935	$1,439,214

Amortization of net overriding royalty interests	(34,657)	(35,671)
Distributable income	26,103,336	13,609,052
Distributions declared	(26,103,336)	(13,609,052)

Total Trust Corpus, end of period	$1,259,278	$1,403,543

Distributions per Unit	$.56	$.29

The accompanying notes to condensed financial statements are an integral part of these statements.

PERMIAN BASIN ROYALTY TRUST
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
1.	BASIS OF ACCOUNTING

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

In 2007 the Bank of America private wealth management group officially became known as “U.S. Trust, Bank of America Private Wealth Management.” The legal entity that serves as Trustee of the Trust did not change, and references in this Form 10-Q to U.S. Trust, Bank of America Private Wealth Management shall describe the legal entity Bank of America, N.A.

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

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement did not have an effect on the Trust’s financial statements.

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

In December 2007 the FASB issued SFAS No. 141(R), Business Combinations. This statement requires the acquiring entity in a business combination to recognize the full fair value of assets acquired and liabilities assumed in the transaction (whether a full or partial acquisition); establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; requires expensing of most transaction and restructuring costs; and requires the acquirer to disclose to investors and other users all of the information needed to evaluate and understand the nature and financial effect of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009. The Trustee does not believe that the adoption of this statement will have a material effect on the Trust’s financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51. This statement requires reporting entities to present noncontrolling (minority) interests as equity (as opposed to as a liability or mezzanine equity) and provides guidance on the accounting for transactions between an entity and noncontrolling interests. This statement applies prospectively as of January 1, 2009, except for the presentation and disclosure requirements which will be applied retrospectively for all periods presented. The Trustee does not believe that the adoption of this statement will have a material effect on the Trust’s financial statements.

In March 2008, the FASB issued FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS No. 161), effective for fiscal years and interim periods beginning after November 15, 2008, with early adoption allowed. SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133 with the intent to provide users of financial statements with an enhanced understanding of an entity’s use of derivative instruments and the effect of those derivative instruments on an entity’s financial statements. The Trustee does not believe that the adoption of this statement will have a material effect on the Trust’s financial statements.

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

The Trustee assumes that some Trust Units are held by a middleman, as such term is broadly defined in U.S. Treasury Regulations (and includes custodians, nominees, certain joint owners, and brokers holding an interest for a custodian in street name). Therefore, the Trustee considers the Trust to be a widely held fixed investment trust (“WHFIT”) for U.S. federal income tax purposes. U.S. Trust, Bank of America Private Wealth Management, 901 Main Street, 17th Floor, Dallas, Texas 75202, telephone number (214) 209-2400, is the representative of the Trust that will provide tax information in accordance with applicable U.S. Treasury Regulations governing the information reporting requirements of the Trust as a WHFIT.

Unit holders should consult their tax advisors regarding Trust tax compliance matters.

3.	STATE TAX CONSIDERATIONS

All revenues from the Trust are from sources within Texas, which has no individual income tax. However, in May 2006, the State of Texas passed legislation to implement a new margin tax at a rate of 1% to be imposed on gross revenues less certain deductions as specifically set forth in the new legislation. The effective date of the new legislation is January 1, 2008, but the tax generally will be imposed on gross revenues generated in 2007 and thereafter. Entities subject to tax generally include trusts unless otherwise exempt and most other types of entities that provide limited liability protection. Trusts that meet certain statutory requirements are generally exempt from the margin tax as “passive entities.” Tex H.B. 3928, 80th Leg. R.S. (2007), which was recently passed by the Texas legislature and signed by Governor Rick Perry on June 15, 2007, clarifies that the Trust is exempt from margin tax as a passive entity. Accordingly, each Unit holder that is a business entity subject to the margin tax will generally include its share of the Trust’s revenues in its own margin tax computation. The source of such income to a Unit holder would be Texas since the Trust’s day-to-day operations are conducted in Texas.

Each Unit holder is urged to consult his own tax advisor regarding the requirements for filing state tax returns.

4.	SUBSEQUENT EVENTS

Subsequent to March 31, 2008, the Trust declared a distribution on April 18, 2008 of $.177679 payable on May 14, 2008, to Unit holders of record on April 30, 2008.

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
Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007
For the quarter ended March 31, 2008, royalty income received by the Trust amounted to $26,424,398 compared to royalty income of $13,900,543 during the first quarter of 2007. The increase in royalty income is primarily attributable to significant increases in both oil and gas prices.
Interest income for the quarter ended March 31, 2008, was $33,694 compared to $30,785 during the first quarter of 2007. The increase in interest income is primarily attributable to more funds available for investment. General and administrative expenses during the first quarter of 2008 amounted to $354,756 compared to $322,276 during the first quarter of 2007. The increase in general and administrative expenses can be primarily attributed to increased printing expenses due to an overall increase in the number of unitholders.
These transactions resulted in distributable income for the quarter ended March 31, 2008 of $26,103,336 or $.56 per Unit of beneficial interest. Distributions of $.184212, $.193032 and $.182807 per Unit were made to Unit holders of record as of January 31, 2008, February 29, 2008 and March 31, 2008, respectively. For the first quarter of 2007, distributable income was $13,609,052, or $.29 per Unit of beneficial interest.
Royalty income for the Trust for the first quarter of the calendar year is associated with actual oil and gas production for the period of November and December 2007 and January 2008 from the properties from which the Trust’s net overriding royalty interests (“Royalties”) were carved. Oil and gas sales attributable to the Royalties and the properties from which the Royalties were carved are as follows:

	First Quarter
	2008	2007

Production:
Oil sales (Bbls)	204,881	174,617
Gas sales (Mcf)	1,019,806	769,291

Product Sales From Which The Royalties Were Carved:
Oil:
Total oil sales (Bbls)	285,590	296,785
Average per day (Bbls)	3,104	3,226
Average price per Bbl	$87.80	$51.98

Gas:
Total gas sales (Mcf)	1,548,791	1,503,430
Average per day (Mcf)	16,835	16,342
Average price per Mcf	$9.49	$7.14
The received price of oil increased to an average price of $87.80 per Bbl in the first quarter of 2008, compared to $51.98 per Bbl in the first quarter of 2007 due to worldwide market variables. The Trustee has been advised by ConocoPhillips that for the period of August 1, 1993, through March 31, 2008, the oil from the Waddell Ranch properties was being sold under a competitive bid to a third party. The average price of gas increased from $7.14 per Mcf in the first quarter of 2007 to $9.49 per Mcf in the first quarter of 2008 due to change in overall market variables.
Since the oil and gas sales attributable to the Royalties are based on an allocation formula that is dependent on such factors as price and cost (including capital expenditures), the production amounts in the Royalties section of the above table do not provide a meaningful comparison. Oil sales volumes decreased and gas sales volumes increased from the Underlying Properties (as defined in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2007) for the applicable period in 2008 compared to 2007.
Capital expenditures for drilling, remedial and maintenance activities on the Waddell Ranch properties during the first quarter of 2008 totaled $275,000 as compared to $2,800,000 for the first quarter of 2007. ConocoPhillips has informed the Trustee that the 2008 capital expenditures budget has been revised to $33.9 million for the Waddell Ranch properties. The total amount of capital expenditures for 2007 was $11.2 million. Through the first quarter of 2008, capital expenditures of $275,000 have been expended.
The Trustee has been advised that there were 0 workover wells completed, 0 new wells completed, 1 new well in progress and 8 workover wells in progress during the three months ended March 31, 2008 as compared to 12 workover wells completed, 1 new well completed, 7 new wells in progress and 7 workover wells in progress for the three months ended March 31, 2007 on the Waddell Ranch properties.
Lease operating expense and property taxes totaled $4.15 million for the first quarter of 2008, compared to $4.1 million in the first quarter of 2007 on the Waddell Ranch properties. This increase is primarily attributable to normal operating fluctuations.
Calculation of Royalty Income
The Trust’s royalty income is computed as a percentage of the net profit from the operation of the properties in which the Trust owns net overriding royalty interests. These percentages of net profits are 75% and 95% in the case of the Waddell Ranch properties and the Texas Royalty properties, respectively. Royalty income received by the Trust for the three months ended March 31, 2008 and 2007, respectively, were computed as shown in the table below:

	THREE MONTHS ENDED MARCH 31,
	2008		2007
	WADDELL	TEXAS	WADDELL	TEXAS
	RANCH	ROYALTY	RANCH	ROYALTY
	PROPERTIES	PROPERTIES	PROPERTIES	PROPERTIES

Gross proceeds of sales from the Underlying Properties
Oil proceeds	$17,663,910	$7,411,431	$10,831,004	$4,596,400
Gas proceeds	13,133,560	1,566,183	9,505,577	1,225,083

Total	30,797,470	8,977,614	20,336,580	5,821,483

Less:
Severance tax:
Oil	757,077	285,886	464,446	169,919
Gas	743,430	100,353	600,633	78,235
Other	67,321			159,926
Lease operating expense and property tax:
Oil and gas	4,145,222	362,645	4,052,346	589,947
Capital expenditures	274,948		2,794,808	—

Total	5,987,998	748,884	7,912,235	998,026

Net profits	24,809,472	8,228,731	12,424,346	4,823,457
Net overriding royalty interests	75%	95%	75%	95%

Royalty income	$18,607,104	$7,817,294	$9,318,259	$4,582,284

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
In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement did not have an effect on the Trust’s financial statements.
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
In December 2007 the FASB issued SFAS No. 141(R), Business Combinations. This statement requires the acquiring entity in a business combination to recognize the full fair value of assets acquired and liabilities assumed in the transaction (whether a full or partial acquisition); establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; requires expensing of most transaction and restructuring costs; and requires the acquirer to disclose to investors and other users all of the information needed to evaluate and understand the nature and financial effect of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009. The Trustee does not believe that the adoption of this statement will have a material effect on the Trust’s financial statements.
In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial

Statements — an amendment of Accounting Research Bulletin No. 51. This statement requires reporting entities to present noncontrolling (minority) interests as equity (as opposed to as a liability or mezzanine equity) and provides guidance on the accounting for transactions between an entity and noncontrolling interests. This statement applies prospectively as of January 1, 2009, except for the presentation and disclosure requirements which will be applied retrospectively for all periods presented. The Trustee does not believe that the adoption of this statement will have a material effect on the Trust’s financial statements.
In March 2008, the FASB issued FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS No. 161), effective for fiscal years and interim periods beginning after November 15, 2008, with early adoption allowed. SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133 with the intent to provide users of financial statements with an enhanced understanding of an entity’s use of derivative instruments and the effect of those derivative instruments on an entity’s financial statements. The Trustee does not believe that the adoption of this statement will have a material effect on the Trust’s financial statements.
Revenue Recognition
Revenues from the royalty interests are recognized in the period in which amounts are received by the Trust. Royalty income received by the Trust in a given calendar year will generally reflect the proceeds, on an entitlement basis, from natural gas produced and sold for the twelve-month period ended October 31st in that calendar year. Royalty income received by the Trust in the first quarter of 2008 generally reflects the proceeds associated with actual oil and gas production for the period of November 2007 through January 2008.
Reserve Disclosure
As of January 1, 2008, independent petroleum engineers estimated the net proved reserves attributable to the royalty interests. In accordance with Statement of Financial Standards No. 69, “Disclosures About Oil and Gas Producing Activities,” estimates of future net revenues from proved reserves have been prepared using year-end contractual gas prices and related costs. Numerous uncertainties are inherent in estimating volumes and the value of proved reserves and in projecting future production rates and the timing of development of non-producing reserves. Such reserve estimates are subject to change as additional information becomes available. The reserves actually recovered and the timing of production may be substantially different from the reserves estimates.

Contingencies
Contingencies related to the Underlying Properties that are unfavorably resolved would generally be reflected by the Trust as reductions to future royalty income payments to the Trust with corresponding reductions to cash distributions to Unit holders. The Trustee is aware of no such items as of March 31, 2008.
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
Item 3. Qualitative and Quantitative Disclosures About Market Risk
There have been no material changes in the Trust’s market risk, as disclosed in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.
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

10.3	Underwriting Agreement dated August 2, 2005 among the Permian Basin Royalty Trust, Burlington Resources, Inc., Burlington Resources Oil & Gas L.P. and Goldman Sachs & Co. and Lehman Brothers Inc. as representatives of the several underwriters, heretofore filed as Exhibit 10.1 to the Trust’s current report on Form 8-K to the Securities and Exchange Commission filed on August 8, 2005, is incorporated herein by reference.

10.4	Underwriting Agreement dated August 17, 2006, among Permian Basin Royalty Trust, ConocoPhillips, Burlington Resources Oil & Gas Company LP and Lehman Brothers Inc. and Wachovia Capital Markets, LLC as representatives of the several underwriters heretofore filed as Exhibit 10.1 to the Trust’s current report on Form 8-K to the Securities and Exchange Commission filed on August 22, 2006, is incorporated herein by reference.

31.1	Certification by Ron E. Hooper, Senior Vice President and Trust Administrator of Bank of America, Trustee of Permian Basin Royalty Trust, dated May 7, 2008 and submitted pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate by Bank of America, Trustee of Permian Basin Royalty Trust, dated May 7, 2008 and submitted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

BANK OF AMERICA, N.A., TRUSTEE FOR THE PERMIAN BASIN ROYALTY TRUST
By:	/s/ RON E. HOOPER
Ron E. Hooper,
Senior Vice President and Trust Administrator Bank of America, N.A.

Date: May 7, 2008
(The Trust has no directors or executive officers.)

INDEX TO EXHIBITS

Exhibit
Number	Exhibit

4.1	Permian Basin Royalty Trust Indenture dated November 3, 1980, between Southland Royalty Company (now Burlington Resources Oil & Gas Company LP) and The First National Bank of Fort Worth (now Bank of America, N.A.), as Trustee, heretofore filed as Exhibit (4)(a) to the Trust’s Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980 is incorporated herein by reference.*

4.2	Net Overriding Royalty Conveyance (Permian Basin Royalty Trust) from Southland Royalty Company (now Burlington Resources Oil & Gas Company LP) to The First National Bank of Fort Worth (now Bank of America, N.A.), as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit (4)(b) to the Trust’s Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980 is incorporated herein by reference.*

4.3	Net Overriding Royalty Conveyance (Permian Basin Royalty Trust — Waddell Ranch) from Southland Royalty Company (now Burlington Resources Oil & Gas Company LP) to The First National Bank of Fort Worth (now Bank of America, N.A.), as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit (4)(c) to the Trust’s Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980 is incorporated herein by reference.*

10.1	Registration Rights Agreement dated as of July 21, 2004 by and between Burlington Resources Inc. and Bank of America, N.A., as trustee of Permian Basin Royalty Trust, heretofore filed as Exhibit 10.1 to the Trust’s Quarterly Report on Form 10-Q to the Securities and Exchange Commission for the quarterly period ended June 30, 2004 is incorporated herein by reference.*

10.2	Underwriting Agreement dated December 15, 2005 among the Permian Basin Royalty Trust, Burlington Resources, Inc., Burlington Resources Oil & Gas L.P. and Lehman Brothers Inc. and Wachovia Capital Markets, LLC as representatives of the several underwriters, heretofore filed as Exhibit 10.1 to the Trust’s current report on Form 8-K to the Securities and Exchange Commission filed on December 19, 2005, is incorporated herein by reference.*

Exhibit
Number	Exhibit

10.3	Underwriting Agreement dated August 2, 2005 among the Permian Basin Royalty Trust, Burlington Resources, Inc., Burlington Resources Oil & Gas L.P. and Goldman Sachs & Co. and Lehman Brothers Inc. as representatives of the several underwriters, heretofore filed as Exhibit 10.1 to the Trust’s current report on Form 8-K to the Securities and Exchange Commission filed on August 8, 2005, is incorporated herein by reference.*

10.4	Underwriting Agreement dated August 17, 2006, among Permian Basin Royalty Trust, ConocoPhillips, Burlington Resources Oil & Gas Company LP and Lehman Brothers Inc. and Wachovia Capital Markets, LLC as representatives of the several underwriters heretofore filed as Exhibit 10.1 to the Trust’s current report on Form 8-K to the Securities and Exchange Commission filed on August 22, 2006, is incorporated herein by reference.*

31.1	Certification by Ron E. Hooper, Senior Vice President and Trust Administrator of Bank of America, Trustee of Permian Basin Royalty Trust, dated May 7, 2008 and submitted pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate by Bank of America, Trustee of Permian Basin Royalty Trust, dated May 7, 2008 and submitted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

*	A copy of this Exhibit is available to any Unit holder, at the actual cost of reproduction, upon written request to the Trustee, U.S. Trust, Bank of America Private Wealth Management, 901 Main Street, Dallas, Texas 75202.