Form 10-Q
period 2008-06-30
PERMIAN BASIN ROYALTY TRUST
filed 2008-08-08
CIK 319654

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period ended June 30, 2008

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
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Number of Units of beneficial interest of the Trust outstanding at August 1, 2008: 46,608,796.

PART I — FINANCIAL INFORMATION
Item1. Financial Statements
Item 2. Trustee’s Discussion and Analysis
Item 3. Qualitative and Quantitative Disclosures About Market Risk
Item 4. Controls and Procedures
PART II — OTHER INFORMATION
Items 1 through 5.
Item 6. Exhibits
SIGNATURES
INDEX TO EXHIBITS
Certificiation of Ron E. Hooper pursuant to Section 302
Certificate by Bank of America pursuant to Section 906

PERMIAN BASIN ROYALTY TRUST
PART I — FINANCIAL INFORMATION
Item1. Financial Statements
The condensed financial statements included herein have been prepared by Bank of America, N.A. as Trustee for the Permian Basin Royalty Trust, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Trust’s latest annual report on Form 10-K. In the opinion of the Trustee, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the assets, liabilities and trust corpus of the Permian Basin Royalty Trust at June 30, 2008, and the distributable income and changes in trust corpus for the three-month and six-month periods ended June 30, 2008 and 2007 have been included. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.
Deloitte & Touche LLP, an independent registered public accounting firm, has made a limited review of the condensed financial statements as of June 30, 2008 and for the three-month and six-month periods ended June 30, 2008 and 2007 as stated in their report included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Unit Holders of Permian Basin Royalty Trust and
Bank of America, N.A., Trustee
We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of Permian Basin Royalty Trust as of June 30, 2008, and the related condensed statements of distributable income for the three-month and six-month periods ended June 30, 2008 and 2007 and changes in trust corpus for the six-month periods ended June 30, 2008 and 2007. These condensed financial statements are the responsibility of the Trustee.
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
/s/ Deloitte & Touche LLP
Dallas, Texas
August 6, 2008

PERMIAN BASIN ROYALTY TRUST
CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	June 30,
	2008	December 31,
	(Unaudited)	2007

ASSETS

Cash and short-term investments	$9,230,577	$8,173,207

Net overriding royalty interests in producing oil and gas properties (net of accumulated amortization of $9,746,873 and $9,681,281 at June 30, 2008 and December 31, 2007, respectively)	$1,228,343	$1,293,935

TOTAL ASSETS	$10,458,920	$9,467,142

LIABILITIES AND TRUST CORPUS

Distribution payable to Unit holders	$9,230,577	$8,173,207

Commitments and contingencies

Trust corpus — 46,608,796 Units of beneficial interest authorized and outstanding	1,228,343	1,293,935

TOTAL LIABILITIES AND TRUST CORPUS	$10,458,920	$9,467,142

The accompanying notes to condensed financial statements are an integral part of these statements.

PERMIAN BASIN ROYALTY TRUST
CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

		THREE	THREE
		MONTHS	MONTHS
		ENDED	ENDED
	Note	June 30, 2008	June 30, 2007

Royalty income		$27,260,526	$13,419,418
Interest income		21,520	27,208

		27,282,046	13,446,626

General and administrative expenditures		(359,490)	(322,344)

Distributable income		$26,922,556	$13,124,282

Distributable income per Unit (46,608,796 Units)	1,4	$.58	$.28

The accompanying notes to condensed financial statements are an integral part of these statements.

PERMIAN BASIN ROYALTY TRUST
CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

	SIX	SIX
	MONTHS	MONTHS
	ENDED	ENDED
	June 30, 2008	June 30, 2007

Royalty income	$53,684,924	$27,319,961
Interest income	55,214	57,993

	53,740,138	27,377,954

General and administrative expenditures	(714,246)	(644,620)

Distributable income	$53,025,892	$26,733,334

Distributable income per Unit (46,608,796 Units)	$1.14	$.57

The accompanying notes to condensed financial statements are an integral part of these statements.

PERMIAN BASIN ROYALTY TRUST
CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

	SIX	SIX
	MONTHS	MONTHS
	ENDED	ENDED
	June 30, 2008	June 30, 2007

Trust corpus, beginning of period	$1,293,935	$1,439,214

Amortization of net overriding royalty interests	(65,592)	(66,919)
Distributable income	53,025,892	26,733,334
Distributions declared	(53,025,892)	(26,733,334)

Total trust corpus, end of period	$1,228,343	$1,372,295

Distributions per Unit	$1.14	$.57

The accompanying notes to condensed financial statements are an integral part of these statements.

PERMIAN BASIN ROYALTY TRUST
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
1.	BASIS OF ACCOUNTING
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
In March 2008, the FASB issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (SFAS No. 161), effective for fiscal years and interim periods beginning after November 15, 2008, with early adoption allowed. SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133 with the intent to provide users of financial statements with an enhanced understanding of an entity’s use of derivative instruments and the effect of those derivative instruments on an entity’s financial statements. The Trustee does not believe that the adoption of this statement will have a material effect on the Trust’s financial statements.
In May 2008, the FASB issued Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles. This statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements in conformity with GAAP, and is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Trustee does not believe that the adoption of this statement will have a material effect on the Trust’s financial statements.
In May 2008, the FASB issued No. 163, Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60. This statement clarifies how SFAS 60 applies to financial guarantee insurance contracts issued by insurance enterprises, including the methodology to account for premium revenue and claim liabilities. The statement is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Trustee does not believe that the adoption of this statement will have a material effect on the Trust’s financial statements.
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
Some Trust Units are held by middlemen, as such term is broadly defined in U.S. Treasury Regulations (and includes custodians, nominees, certain joint owners, and brokers holding an interest for a custodian in street name). Therefore, the Trustee considers the Trust to be a widely held fixed investment trust (“WHFIT”) for U.S. Federal income tax purposes. U.S. Trust, Bank of America Private Wealth Management, 901 Main Street, 17th Floor, Dallas, Texas 75202, telephone number (214) 209-2400, is the representative of the Trust that will provide tax information in accordance with applicable U.S. Treasury Regulations governing the information reporting requirements of the Trust as a WHFIT. Notwithstanding the foregoing, the middlemen holding Trust Units on behalf of Unit holders, and not the Trustee of the Trust, are solely responsible for complying with the information reporting requirements under the Treasury Regulations with respect to such Trust Units, including the issuance of IRS Forms 1099 and certain written tax statements. Unit holders whose Trust

Units are held by middlemen should consult with such middlemen regarding the information that will be reported to them by the middlemen with respect to the Trust Units.
Unit holders should consult their tax advisors regarding Trust tax compliance matters.
3.	STATE TAX CONSIDERATIONS
All revenues from the Trust are from sources within Texas, which has no individual income tax. However, effective January 1, 2008, Texas imposes a margin tax at a rate of 1% on gross revenues less certain deductions as specifically set forth in the Texas margin tax statute. The tax generally will be imposed on gross revenues generated in 2007 and thereafter. Entities subject to tax generally include trusts unless otherwise exempt and most other types of entities that provide limited liability protection. Trusts that meet certain statutory requirements are generally exempt from the margin tax as “passive entities.” The Trust should be exempt from margin tax as a passive entity. Accordingly, each Unit holder that is a business entity subject to the margin tax will generally include its share of the Trust’s revenues in its own margin tax computation. The source of such income to a Unit holder would be Texas since the Trust’s day-to-day operations are conducted in Texas.
Each Unit holder is urged to consult his own tax advisor regarding the requirements for filing state tax returns.
4.	SUBSEQUENT EVENTS
Subsequent to June 30, 2008, the Trust declared a distribution of $.234609 per unit on July 21, 2008 payable on August 14, 2008, to Unit holders of record on July 31, 2008.
*    *    *    *    *

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

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007
For the quarter ended June 30, 2008 royalty income received by the Trust amounted to $27,260,526 compared to royalty income of $13,419,418 during the second quarter of 2007. The increase in royalty income is primarily attributable to substantial increases in both oil and gas prices.
Interest income for the quarter ended June 30, 2008, was $21,520 compared to $27,208 during the second quarter of 2007. The decrease in interest income is primarily attributable to lower interest rates. General and administrative expenses during the second quarter of 2008 amounted to $359,490 compared to $322,344 during the second quarter of 2007. The increase in general and administrative expenses can be primarily attributed to increased expenses due to Unit holder reporting.
These transactions resulted in distributable income for the quarter ended June 30, 2008 of $26,922,556 or $.58 per Unit of beneficial interest. Distributions of $.177679, $.201904 and $.198043 per Unit were made to Unitholders of record as of April 30, 2008, May 31, 2008 and June 30, 2008, respectively. For the second quarter of 2007, distributable income was $13,124,282, or $.28 per Unit of beneficial interest.
Royalty income for the Trust for the second quarter of the calendar year is associated with actual oil and gas production for the period of February, March and April of 2008 from the properties from which the Trust’s net overriding royalty interests (“Royalties”) were carved. Oil and gas sales attributable to the Royalties and the product sales from which the Royalties were carved are as follows:

	Second Quarter
	2008	2007
Royalties:
Oil sales (Bbls)	194,164	161,440
Gas sales (Mcf)	945,837	740,684

Product Sales From Which The Royalties Were Carved:
Oil:
Total oil sales (Bbls)	272,317	290,391
Average per day (Bbls)	3,026	3,263
Average price per Bbl	$97.94	$55.49

Gas:
Total gas sales (Mcf)	1,464,597	1,648,661
Average per day (Mcf)	16,273	18,524
Average price per Mcf	$10.17	$6.78
The average received price of oil increased to an average price per barrel of $97.94 per Bbl in the second quarter of 2008 compared to $55.49 per Bbl in the second quarter of 2007 due to worldwide market variables. The Trustee has been advised by ConocoPhillips that for the period of August 1, 1993, through June 30, 2008, the oil from the Waddell Ranch properties was being sold under a competitive bid to a third party. The average price of gas increased from $6.78 per Mcf in the second quarter of 2007 to $10.17 per Mcf in the second quarter of 2008 due to change in overall market variables.
Since the oil and gas sales attributable to the Royalties are based on an allocation formula that is dependent on such factors as price and cost (including capital expenditures), the production amounts in the Royalties section of the above table do not provide a meaningful comparison. Oil sales volumes increased and gas sales volumes increased from the Underlying Properties (as defined in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2007) for the applicable period in 2008 compared to 2007.
Capital expenditures for drilling, remedial and maintenance activities on the Waddell Ranch properties during the second quarter of 2008 totaled $1.4 million as compared to $5.7 million for the second quarter of 2007. ConocoPhillips has informed the Trustee that the 2008 capital expenditures budget is $33.9 million for the Waddell Ranch properties. The total amount of capital expenditures for 2007 was $11.2 million. Through the second quarter of 2008, capital expenditures of $1.7 million have been expended.
The Trustee has been advised that there were 0 wells completed and 2 wells in progress, and 8 workover wells completed and 10 workover wells in progress, during the three months ended June 30, 2008 as compared to 2 wells completed, 1 well in progress, 9 workover wells completed and 2 workover wells in progress for the three months ended June 30, 2007 on the Waddell Ranch properties. There were no facility projects completed and no projects in progress for the second quarter of 2008.
Lease operating expenses and property taxes totaled $3.9 million for the second quarter of 2008, compared to $4.1 million in the second quarter of 2007 on the Waddell Ranch properties. This decrease is primarily attributable to decreased maintenance costs offset by increased ad valorem taxes paid for the second quarter in 2008.
Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007
For the six months ended June 30, 2008, royalty income received by the Trust amounted to $53,684,924 compared to royalty income of $27,319,961 for the six months ended June 30, 2007. The increase in royalty income is primarily due to a substantial increase in oil and gas prices in the first six months of 2008, compared to the first six months in 2007. Interest income for the six months ended June 30, 2008 was $55,214 compared to $57,993 for the six months ended June 30, 2007. The decrease in interest income is attributable primarily to lower interest rates. General and administrative expenses for the six months ended June 30, 2008 were $714,246. During the six months ended June 30, 2007, general and administrative expenses were $644,620. The increase in general and administrative expenses is primarily due to enhanced Unit holder reporting.
These transactions resulted in distributable income for the six months ended June 30, 2008 of $53,025,892, or $1.14, per Unit. For the six months ended June 30, 2007, distributable income was $26,733,334, or $.57, per Unit.

Royalty income for the Trust for the six months ended June 30, 2008 is associated with actual oil and gas production for the period November 2008 through April 2008 from the properties from which the Royalties were carved. Oil and gas production attributable to the Royalties and the properties from which the Royalties were carved are as follows:

	Six Months Ended
	2008	2007
Royalties:
Oil sales (Bbls)	399,045	336,057
Gas sales (Mcf)	1,965,643	1,509,975

Properties From Which The Royalties Were Carved:
Oil:
Total oil sales (Bbls)	557,907	587,178
Average per day (Bbls)	3,065	3,244
Average price per Bbl	$92.75	$53.72

Gas:
Total gas sales (Mcf)	3,013,388	3,152,091
Average per day (Mcf)	16,557	17,415
Average price per Mcf	$9.82	$6.95
The average received price of oil increased during the six months ended June 30, 2008 to $92.75 per barrel compared to $53.72 per barrel for the same period in 2007. The increase in the average price of oil is primarily due to increased worldwide market demand in 2008. The increase in the average price of gas from $6.95 per Mcf for the six months ended June 30, 2007 to $9.82 per Mcf for the six months ended June 30, 2008 is primarily the result of an increase in the spot prices of natural gas.
Since the oil and gas sales volumes attributable to the Royalties are based on an allocation formula that is dependent on such factors as price and cost (including capital expenditures), the production amounts in the Royalties section of the above table do not provide a meaningful comparison. The oil and gas sales volumes from the properties from which the Royalties are carved have declined for the applicable period of 2008 compared to 2007.
Capital expenditures for the Waddell Ranch properties for the six months ended June 30, 2008 totaled $1.7 million compared to $8.5 million for the same period in 2007. ConocoPhillips has previously advised the Trust that the remaining 2008 capital expenditures budget for the Waddell Ranch properties is $32.2 million.
The Trustee has been advised that no wells were drilled and completed and 2 wells to be completed on the Waddell Ranch properties during the six months ended June 30, 2008, as compared to 13 wells drilled and completed and 1 well to be completed on the Waddell Ranch properties during the six months ended June 30, 2007. Approximately 8 workover wells were completed and approximately 10 workover wells were in progress as of June 30, 2008.

Lease operating expense and property taxes totaled $8.0 million for the six months ended June 30, 2008 compared to $7.6 million for the same period in 2007. The increase in lease operating expense is primarily attributable to higher electrical costs than in 2007 and increased property taxes.
Calculation of Royalty Income
The Trust’s royalty income is computed as a percentage of the net profit from the operation of the properties in which the Trust owns net overriding royalty interests. These percentages of net profits are 75% and 95% in the case of the Waddell Ranch properties and the Texas Royalty properties, respectively. Royalty income received by the Trust for the three months ended June 30, 2008 and 2007, respectively, were computed as shown in the table below:

	Three Months Ended June 30,
	2008		2007
	Waddell	Texas	Waddell	Texas
	Ranch	Royalty	Ranch	Royalty
	Properties	Properties	Properties	Properties

Gross proceeds of sales from the Underlying Properties
Oil proceeds	$18,469,698	$8,200,052	$11,436,838	$4,677,364
Gas proceeds	13,142,139	1,752,905	9,976,806	1,205,034

Total	31,611,837	9,952,957	21,413,644	5,882,398

Less:
Severance tax:
Oil	787,842	315,386	486,789	178,540
Gas	765,357	118,635	472,307	77,175
Lease operating expenses and property tax:
Oil and gas	3,891,813	330,000	3,523,723	330,000
Other	70,016	—	—	—
Capital expenditures	1,388,760	—	5,747,400	—

Total	6,903,788	764,021	10,230,219	585,715

Net profits	24,708,049	9,188,936	11,183,425	5,296,683
Net overriding royalty interests	75%	95%	75%	95%

Royalty income	18,531,037	8,729,489	8,387,569	5,031,849

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
In March 2008, the FASB issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (SFAS No. 161), effective for fiscal years and interim periods beginning after November 15, 2008, with early adoption allowed. SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133 with the intent to provide users of financial statements with an enhanced understanding of an entity’s use of derivative instruments and the effect of those derivative instruments on an entity’s financial statements. The Trustee does not believe that the adoption of this statement will have a material effect on the Trust’s financial statements.

In May 2008, the FASB issued Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles. This statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements in conformity with GAAP, and is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Trustee does not believe that the adoption of this statement will have a material effect on the Trust’s financial statements.
In May 2008, the FASB issued No. 163, Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60. This statement clarifies how SFAS 60 applies to financial guarantee insurance contracts issued by insurance enterprises, including the methodology to account for premium revenue and claim liabilities. The statement is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Trustee does not believe that the adoption of this statement will have a material effect on the Trust’s financial statements.
Revenue Recognition
Revenues from the royalty interests are recognized in the period in which amounts are received by the Trust. Royalty income received by the Trust in a given calendar year will generally reflect the proceeds, on an entitlements basis, from natural gas produced and sold for the twelve-month period ended October 31st in that calendar year. Royalty income received by the Trust in the second quarter of 2008 generally reflects the proceeds associated with actual oil and gas production for the period of February 2008 through April 2008.
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
Contingencies
Contingencies related to the Underlying Properties that are unfavorably resolved would generally be reflected by the Trust as reductions to future royalty income payments to the Trust with corresponding reductions to cash distributions to Unit holders. The Trustee is aware of no such items as of June 30, 2008.

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

PART II — OTHER INFORMATION
Items 1 through 5.
Not applicable.
Item 6. Exhibits
4.1	Permian Basin Royalty Trust Indenture dated November 3, 1980, between Southland Royalty Company (now Burlington Resources Oil & Gas Company LP) and The First National Bank of Fort Worth (now Bank of America, N.A.), as Trustee, heretofore filed as Exhibit (4)(a) to the Trust’s Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980 is incorporated herein by reference.

4.2	Net Overriding Royalty Conveyance (Permian Basin Royalty Trust) from Southland Royalty Company (now Burlington Resources Oil & Gas Company LP) to The First National Bank of Fort Worth (now Bank of America, N.A.), as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit (4)(b) to the Trust’s Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980 is incorporated herein by reference.

4.3	Net Overriding Royalty Conveyance (Permian Basin Royalty Trust — Waddell Ranch) from Southland Royalty Company (now Burlington Resources Oil & Gas Company LP) to The First National Bank of Fort Worth (now Bank of America, N.A.), as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit (4)(c) to the Trust’s Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980 is incorporated herein by reference.

10.1	Registration Rights Agreement dated as of July 21, 2004 by and between Burlington Resources Inc. and Bank of America, N.A., as trustee of Permian Basin Royalty Trust, heretofore filed as Exhibit 10.1 to the Trust’s Quarterly Report on Form 10-Q to the Securities and Exchange Commission for the quarterly period ended June 30, 2004 is incorporated herein by reference.

10.2	Underwriting Agreement dated December 15, 2005 among the Permian Basin Royalty Trust, Burlington Resources, Inc., Burlington Resources Oil & Gas L.P. and Lehman Brothers Inc. and Wachovia Capital Markets, LLC as representatives of the several underwriters, heretofore filed as Exhibit 10.1 to the Trust’s current report on Form 8-K to the Securities and Exchange Commission filed on December 19, 2005, is incorporated herein by reference.

10.3	Underwriting Agreement dated August 2, 2005 among the Permian Basin Royalty Trust, Burlington Resources, Inc., Burlington Resources Oil & Gas L.P. and Goldman Sachs & Co. and Lehman Brothers Inc. as representatives of the several underwriters, heretofore filed as Exhibit 10.1 to the Trust’s current report on Form 8-K to the Securities and Exchange Commission filed on August 8, 2005, is incorporated herein by reference.

10.4	Underwriting Agreement dated August 17, 2006, among Permian Basin Royalty Trust, ConocoPhillips, Burlington Resources Oil & Gas Company LP and Lehman Brothers Inc. and Wachovia Capital Markets, LLC as representatives of the several underwriters heretofore filed as Exhibit 10.1 to the Trust’s current report on Form 8-K to the Securities and Exchange Commission filed on August 22, 2006, is incorporated herein by reference.

31.1	Certification by Ron E. Hooper, Senior Vice President and Trust Administrator of Bank of America, Trustee of Permian Basin Royalty Trust, dated August 8, 2008 and submitted pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate by Bank of America, Trustee of Permian Basin Royalty Trust, dated August 8, 2008 and submitted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

BANK OF AMERICA, N.A., TRUSTEE FOR THE PERMIAN BASIN ROYALTY TRUST
By:	/s/ Ron E. Hooper
Ron E. Hooper Senior
Vice President Trust Administrator

Date: August 8, 2008
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

10.4
Underwriting Agreement dated August 17, 2006, among Permian Basin Royalty Trust, ConocoPhillips, Burlington Resources Oil & Gas Company LP and Lehman Brothers Inc. and Wachovia Capital Markets, LLC as representatives of the several underwriters heretofore filed as Exhibit 10.1 to the Trust’s current report on Form 8-K to the Securities and Exchange Commission filed on August 22, 2006, is incorporated herein by reference.*

31.1
Certification by Ron E. Hooper, Senior Vice President and Trust Administrator of Bank of America, Trustee of Permian Basin Royalty Trust, dated August 8, 2008 and submitted pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley of 2002.

32.1	Certificate by Bank of America, Trustee of Permian Basin Royalty Trust, dated August 8, 2008 and submitted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

*	A copy of this Exhibit is available to any Unit holder, at the actual cost of reproduction, upon written request to the Trustee, U.S. Trust, Bank of America Private Wealth Management, 901 Main Street, Dallas, Texas 75202.