Form 10-Q
period 2008-09-30
PERMIAN BASIN ROYALTY TRUST
filed 2008-11-07
CIK 319654

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period ended September 30, 2008

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
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Number of Units of beneficial interest of the Trust outstanding at November 1, 2008: 46,608,796.

PERMIAN BASIN ROYALTY TRUST
PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
The condensed financial statements included herein have been prepared by Bank of America, N.A. as Trustee for the Permian Basin Royalty Trust, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Trust’s latest annual report on Form 10-K. In the opinion of the Trustee, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the assets, liabilities and trust corpus of the Permian Basin Royalty Trust at September 30, 2008, and the distributable income for the three-month and nine-month periods ended September 30, 2008 and 2007 and the changes in trust corpus for the nine-month periods ended September 30, 2008 and 2007 have been included. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.
Deloitte & Touche LLP, an independent registered public accounting firm, has made a limited review of the condensed financial statements as of September 30, 2008 and for the three-month and nine-month periods ended September 30, 2008 and 2007 as stated in their report included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Unit Holders of Permian Basin Royalty Trust and
Bank of America, N.A., Trustee
We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of Permian Basin Royalty Trust as of September 30, 2008, and the related condensed statements of distributable income for the three-month and nine-month periods ended September 30, 2008 and 2007 and changes in trust corpus for the nine-month periods ended September 30, 2008 and 2007. These condensed financial statements are the responsibility of the Trustee.
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
/s/ Deloitte & Touche LLP
Dallas, Texas
November 6, 2008

PERMIAN BASIN ROYALTY TRUST
CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	September 30,
	2008	December 31,
	(Unaudited)	2007
ASSETS

Cash and short-term investments	$11,500,938	$8,173,207

Net overriding royalty interests in producing oil and gas properties (net of accumulated amortization of $9,777,015 and $9,681,281 at September 30, 2008 and December 31, 2007, respectively)	1,198,202	1,293,935

TOTAL ASSETS	$12,699,140	$9,467,142

LIABILITIES AND TRUST CORPUS

Distribution payable to Unit holders	$11,500,938	$8,173,207

Commitments and contingencies
Trust corpus - 46,608,796 Units of beneficial interest authorized and outstanding	1,198,202	1,293,935

TOTAL LIABILITIES AND TRUST CORPUS	$12,699,140	$9,467,142

The accompanying notes to condensed financial statements are an integral part of these statements.

PERMIAN BASIN ROYALTY TRUST
CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	September 30		September 30
	2008	2007	2008	2007
Royalty income	$35,552,084	$18,000,323	$89,237,008	$45,320,284
Interest income	20,118	28,609	75,332	86,602

	35,572,202	18,028,932	89,312,340	45,406,886

General and administrative expenditures	(134,748)	(99,342)	(848,993)	(743,962)

Distributable income	$35,437,454	$17,929,590	$88,463,347	$44,662,924

Distributable income per Unit (46,608,796 Units)	$.76	$.38	$1.90	$.96

     The accompanying notes to condensed financial statements are an integral part of these statements.

PERMIAN BASIN ROYALTY TRUST
CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

	NINE MONTHS ENDED
	September 30
	2008	2007
Trust corpus, beginning of period	$1,293,935	$1,439,214

Amortization of net overriding royalty interests	(95,733)	(103,408)
Distributable income	88,463,347	44,662,924
Distributions declared	(88,463,347)	(44,662,924)

Total Trust Corpus, end of period	$1,198,202	$1,335,806

Distributions per unit	$1.90	$.96

The accompanying notes to condensed financial statements are an integral part of these statements.

PERMIAN BASIN ROYALTY TRUST
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
1.	BASIS OF ACCOUNTING

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

Subsequent to September 30, 2008, the Trust declared a distribution on October 21, 2008 of $.230874 per unit payable on November 17, 2008, to Unit holders of record on October 31, 2008.
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
Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007
For the quarter ended September 30, 2008 royalty income received by the Trust amounted to $35,552,084 compared to royalty income of $18,000,323 during the third quarter of 2007. The increase in royalty income is primarily attributable to substantial increases in both oil and gas prices but offset by decreased oil and gas production.
Interest income for the quarter ended September 30, 2008, was $20,118 compared to $28,609 during the third quarter of 2007. The decrease in interest income is primarily attributable to lower interest rates. General and administrative expenses during the third quarter of 2008 amounted to $134,748 compared to $99,342 during the third quarter of 2007. The increase in general and administrative expenses can be primarily attributed to the timing of payment of expenses.
These transactions resulted in distributable income for the quarter ended September 30, 2008 of $35,437,454 or $.760317 per Unit of beneficial interest. Distributions of $.234609, $.278952 and $.246754 per Unit were made to Unit holders of record as of July 31, 2008, August 31, 2008 and September 28, 2008, respectively. For the third quarter of 2007, distributable income was $17,929,590, or $.384683 per Unit of beneficial interest.

Royalty income for the Trust for the third quarter of the calendar year is associated with actual oil and gas production for the period of May, June and July 2007 from the product sales from which the Trust’s net overriding royalty interests (“Royalties”) were carved. Oil and gas sales attributable to the Royalties and the properties from which the Royalties were carved are as follows:

	Third Quarter
	2008	2007
Royalties:
Oil sales (Bbls)	189,184	188,507
Gas sales (Mcf)	955,832	901,602

Product Sales From Which The Royalties Were Carved:
Oil:
Total oil sales (Bbls)	265,967	294,548
Average per day (Bbls)	2,891	3,202
Average price per Bbl	$104.07	$61.78

Gas:
Total gas sales (Mcf)	1,475,516	1,611,556
Average per day (Mcf)	16,038	17,517
Average price per Mcf	$11.06	$8.02
The average received price of oil increased to an average price per barrel of $104.07 per Bbl in the third quarter of 2008, compared to $61.78 per Bbl in the third quarter of 2007. The Trustee has been advised by ConocoPhillips that for the period of August 1, 1993, through September 30, 2008, the oil from the Waddell Ranch properties was being sold under a competitive bid to a third party. The average price of gas increased from $8.02 per Mcf in the third quarter of 2007 to $11.06 per Mcf in the third quarter of 2008 due to change in overall market variables.
Since the oil and gas sales attributable to the Royalties are based on an allocation formula that is dependent on such factors as price and cost (including capital expenditures), the production amounts in the Royalties section of the above table do not provide a meaningful comparison. Oil and gas sales volumes from the Underlying Properties (as defined in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2007) decreased for the applicable period in 2008 compared to 2007.
Capital expenditures for drilling, remedial and maintenance activities on the Waddell Ranch properties during the third quarter of 2008 totaled $2,643,259 as compared to $2,936,440 for the third quarter of 2007. ConocoPhillips has informed the Trustee that the 2008 capital expenditures budget has been revised to $31.0 million for the Waddell Ranch properties. The total amount of capital expenditures for 2007 was $11.2 million. Through the third quarter of 2008, capital expenditures of $4.3 million have been expended.
The Trustee has been advised that there were no wells completed and 4 drill wells in progress, and 21 workover wells completed and 14 workover wells in progress, during the three months ended September 30, 2008 as compared to no wells completed, 1 drill well in progress, no workover wells completed and 1 workover well in progress for the three months ended September 30, 2007 on the Waddell Ranch properties. There were 3 facility projects completed and no projects in progress for the third quarter of 2008.
Lease operating expense and property taxes totaled $4.2 million for the third quarter of 2008, compared to $3.6 million in the third quarter of 2007 on the Waddell Ranch properties. This increase is primarily attributable to increased electrical costs and increased ad valorem taxes paid for the third quarter in 2008.
Nine Months Ended September 30, 2008 and 2007
For the nine months ended September 30, 2008, royalty income received by the Trust amounted to $89,237,008 compared to royalty income of $45,320,284 for the nine months ended September 30, 2007. The increase in royalty income is primarily due to a substantial increase in oil and gas prices in the first nine months of 2008 compared to the first nine months in 2007. Interest income for the nine months ended September 30, 2008 was $75,332 compared to $86,602 for the nine months ended September 30, 2007. The increase in interest income is attributable primarily to more funds available for investment. General and administrative expenses for the nine months ended September 30, 2008 were $848,993. During the nine months ended September 30, 2007, general and administrative expenses were $743,962. The increase in general and administrative expenses is primarily due to enhanced Unit holder tax reporting to more Unit holders.
These transactions resulted in distributable income for the nine months ended September 30, 2008 of $88,463,347, or $1.89797 per Unit. For the nine months ended September 30, 2007, distributable income was $44,662,924, or $.958251 per Unit.
Royalty income for the Trust for the period ended September 30, 2008 is associated with actual oil and gas production for the period November 2007 through July 2008 from the properties from which the Royalties were carved. Oil and gas production attributable to the Royalties and the properties from which the Royalties were carved are as follows:

	First Nine Months
	2008	2007
Royalties:
Oil sales (Bbls)	588,229	524,564
Gas sales (Mcf)	2,921,475	2,411,577

Properties From Which The Royalties Were Carved:
Oil:
Total oil sales (Bbls)	823,874	881,724
Average per day (Bbls)	3,007	3,230
Average price per Bbl	$104.07	$56.41
Gas:
Total gas sales (Mcf)	4,488,904	4,763,647
Average per day (Mcf)	16,383	17,449
Average price per Mcf	$11.06	$7.31

The average price of oil increased during the nine months ended September 30, 2008 to $104.07 per barrel compared to $56.41 per barrel for the same period in 2007. The increase in the average price of oil is primarily due to increased demand in 2008, caused by a worldwide market conditions. The increase in the average price of gas from $7.31 per Mcf for the nine months ended September 30, 2007 to $11.06 per Mcf for the nine months ended September 30, 2008 is primarily the result of an increase in the spot prices of natural gas.
Since the oil and gas sales volumes attributable to the Royalties are based on an allocation formula that is dependent on such factors as price and cost (including capital expenditures), the production amounts in the Royalties section of the above table do not provide a meaningful comparison. The oil and gas sales volumes from the properties from which the Royalties are carved have decreased slightly for the applicable period of 2008 compared to 2007.
Capital expenditures for the Waddell Ranch properties for the nine months ended September 30, 2008 totaled $4.3 million compared to $11.5 million for the same period in 2007. ConocoPhillips has previously advised the Trust that the remaining 2008 capital expenditures budget for the Waddell Ranch properties is $11.7 million.
The Trust has been advised that 0 wells were drilled and completed and 4 wells to be completed on the Waddell Ranch properties during the nine months ended September 30, 2008, as compared to 13 wells drilled and completed and only 1 well to be completed on the Waddell Ranch Properties during the nine months ended September 30, 2007. Approximately 29 workover wells were completed and approximately 14 workover wells were in progress as of September 30, 2008. Approximately 3 facilities projects were completed and no facilities projects were in progress.
Lease operating expense and property taxes totaled $12.2 million for the nine months ended September 30, 2008 compared to $11.2 million for the same period in 2007. The increase in lease operating expense is primarily attributable to higher electrical costs than in 2007 and increased property taxes.
Calculation of Royalty Income
The Trust’s royalty income is computed as a percentage of the net profit from the operation of the properties in which the Trust owns net overriding royalty interests. These percentages of net profits are 75% and 95% in the case of the Waddell Ranch properties and the Texas Royalty properties, respectively. Royalty income received by the Trust for the three months ended September 30, 2008 and 2007, respectively, were computed as shown in the table below:

	THREE MONTHS ENDED SEPTEMBER 30,
	2008		2007
	WADDELL	TEXAS	WADDELL	TEXAS
	RANCH	ROYALTY	RANCH	ROYALTY
	PROPERTIES	PROPERTIES	PROPERTIES	PROPERTIES
Gross proceeds of sales from the Underlying Properties
Oil proceeds	$23,642,563	$10,349,023	$12,973,597	$5,222,568
Gas proceeds	17,463,110	2,570,597	11,539,620	1,386,647

	THREE MONTHS ENDED SEPTEMBER 30,
	2008		2007
	WADDELL	TEXAS	WADDELL	TEXAS
	RANCH	ROYALTY	RANCH	ROYALTY
	PROPERTIES	PROPERTIES	PROPERTIES	PROPERTIES
Total	41,105,673	12,919,620	24,513,217	6,609,215

Less:
Severance tax:
Oil	1,006,313	386,307	563,061	198,641
Gas	1,061,080	162,598	859,692	90,839
Lease operating expense and property tax:
Oil and gas	4,243,815	330,000	3,740,591	330,000
Capital expenditures	2,643,259	—	2,936,440

Total	8,954,467	878,905	8,099,784	619,480

Net profits	32,151,206	12,040,715	16,413,433	5,989,735
Net overriding royalty interests	75%	95%	75%	95%

Royalty income	$24,113,405	$11,438,679	$12,310,075	$5,690,248

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

Revenue Recognition
Revenues from the royalty interests are recognized in the period in which amounts are received by the Trust. Royalty income received by the Trust in a given calendar year will generally reflect the proceeds, on an entitlement basis, from natural gas produced and sold for the twelve-month period ended October 31st in that calendar year. Royalty income received by the Trust in the third quarter of 2008 generally reflects the proceeds associated with actual oil and gas production for the period of May, June and July 2008.
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
Contingencies
Contingencies related to the Underlying Properties that are unfavorably resolved would generally be reflected by the Trust as reductions to future royalty income payments to the Trust with corresponding reductions to cash distributions to Unit holders. The Trustee is aware of no such items as of September 30, 2008.
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

PART II — OTHER INFORMATION
Items 1 through 5.
Not applicable.
Item 6. Exhibits
4.1	Permian Basin Royalty Trust Indenture dated November 3, 1980, between Southland Royalty Company (now Burlington Resources Oil & Gas Company LP) and The First National Bank of Fort Worth (now Bank of America, N.A.), as Trustee, heretofore filed as Exhibit (4)(a) to the Trust’s Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980 is incorporated herein by reference.

4.2	Net Overriding Royalty Conveyance (Permian Basin Royalty Trust) from Southland Royalty Company (now Burlington Resources Oil & Gas Company LP) to The First National Bank of Fort Worth (now Bank of America, N.A.), as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit (4)(b) to the Trust’s Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980 is incorporated herein by reference.

4.3	Net Overriding Royalty Conveyance (Permian Basin Royalty Trust — Waddell Ranch) from Southland Royalty Company (now Burlington Resources Oil & Gas Company LP) to The First National Bank of Fort Worth (now Bank of America, N.A.), as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit (4)(c) to the Trust’s Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980 is incorporated herein by reference.

10.1	Registration Rights Agreement dated as of July 21, 2004 by and between Burlington Resources, Inc. and Bank of America, N.A., as trustee of Permian Basin Royalty Trust, heretofore filed as Exhibit 10.1 to the Trust’s Quarterly Report on Form 10-Q to the Securities and Exchange Commission for the quarterly period ended June 30, 2004 is incorporated herein by reference.

10.2	Underwriting Agreement dated December 15, 2005 among the Permian Basin Royalty Trust, Burlington Resources, Inc., Burlington Resources Oil & Gas L.P. and Lehman Brothers Inc. and Wachovia Capital Markets, LLC as representatives of the several underwriters, heretofore filed as Exhibit 10.1 to the Trust’s current report on Form 8-K to the Securities and Exchange Commission filed on December 19, 2005 is incorporated herein by reference.

10.3	Underwriting Agreement dated August 2, 2005 among the Permian Basin Royalty Trust, Burlington Resources, Inc., Burlington Resources Oil & Gas L.P. and Goldman Sachs & Co. and Lehman Brothers Inc. as representatives of the several underwriters, heretofore filed as Exhibit 10.1 to the Trust’s current report on Form 8-K to the Securities and Exchange Commission filed on August 8, 2005, is incorporated herein by reference.

10.4	Underwriting Agreement dated August 17, 2006, among Permian Basin Royalty Trust, ConocoPhillips, Burlington Resources Oil & Gas Company LP and Lehman Brothers Inc. and Wachovia Capital Markets, LLC as representatives of the several underwriters heretofore filed as Exhibit 10.1 to the Trust’s current report on Form 8-K to the Securities and Exchange Commission filed on August 22, 2006, is incorporated herein by reference.

31.1	Certification by Ron E. Hooper, Senior Vice President and Trust Administrator of Bank of America, Trustee of Permian Basin Royalty Trust, dated November 7, 2008 and submitted pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate by Bank of America, Trustee of Permian Basin Royalty Trust, dated November 7, 2008 and submitted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

BANK OF AMERICA, N.A.,
TRUSTEE FOR THE
PERMIAN BASIN ROYALTY TRUST

By:	/s/ RON E. HOOPER

Ron E. Hooper,
Senior Vice President and Trust Administrator
Bank of America, N.A.
Date: November 7, 2008
(The Trust has no directors or executive officers.)

INDEX TO EXHIBITS

Exhibit
Number	Exhibit

4.1	Permian Basin Royalty Trust Indenture dated November 3, 1980, between Southland Royalty Company (now Burlington Resources Oil & Gas Company LP) and The First National Bank of Fort Worth (now Bank of America, N.A.), as Trustee, heretofore filed as Exhibit (4)(a) to the Trust’s Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980 is incorporated herein by reference.*

4.2	Net Overriding Royalty Conveyance (Permian Basin Royalty Trust) from Southland Royalty Company (now Burlington Resources Oil & Gas Company LP) to The First National Bank of Fort Worth (now Bank of America, N.A.), as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit (4)(b) to the Trust’s Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980 is incorporated herein by reference.*

4.3	Net Overriding Royalty Conveyance (Permian Basin Royalty Trust — Waddell Ranch) from Southland Royalty Company (now Burlington Resources Oil & Gas Company LP) to The First National Bank of Fort Worth (now Bank of America, N.A.), as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit (4)(c) to the Trust’s Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980 is incorporated herein by reference.*

10.1	Registration Rights Agreement dated as of July 21, 2004 by and between Burlington Resources, Inc. and Bank of America, N.A., as trustee of Permian Basin Royalty Trust, heretofore filed as Exhibit 10.1 to the Trust’s Quarterly Report on Form 10-Q to the Securities and Exchange Commission for the quarterly period ended June 30, 2004 is incorporated herein by reference.

10.2	Underwriting Agreement dated December 15, 2005 among the Permian Basin Royalty Trust, Burlington Resources, Inc., Burlington Resources Oil & Gas L.P. and Lehman Brothers Inc. and Wachovia Capital Markets, LLC as representatives of the several underwriters, heretofore filed as Exhibit 10.1 to the Trust’s current report on Form 8-K to the Securities and Exchange Commission filed on December 19, 2005, is incorporated herein by reference.

10.3	Underwriting Agreement dated August 2, 2005 among the Permian Basin Royalty Trust, Burlington Resources, Inc., Burlington Resources Oil & Gas L.P. and Goldman Sachs & Co. and Lehman Brothers Inc. as representatives of the several underwriters, heretofore filed as Exhibit 10.1 to the Trust’s current report on Form 8-K to the Securities and Exchange Commission filed on August 8, 2005, is incorporated herein by reference.

Exhibit
Number	Exhibit

10.4	Underwriting Agreement dated August 17, 2006, among Permian Basin Royalty Trust, ConocoPhillips, Burlington Resources Oil & Gas Company LP and Lehman Brothers Inc. and Wachovia Capital Markets, LLC as representatives of the several underwriters heretofore filed as Exhibit 10.1 to the Trust’s current report on Form 8-K to the Securities and Exchange Commission filed on August 22, 2006, is incorporated herein by reference.

31.1	Certification by Ron E. Hooper, Senior Vice President and Trust Administrator of Bank of America, Trustee of Permian Basin Royalty Trust, dated November 7, 2008 and submitted pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate by Bank of America, Trustee of Permian Basin Royalty Trust, dated November 7, 2008 and submitted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

*	A copy of this Exhibit is available to any Unit holder, at the actual cost of reproduction, upon written request to the Trustee, U.S. Trust, Bank of America Private Wealth Management, 901 Main Street, Dallas, Texas 75202.