Form 10-K
period 2008-12-31
PERMIAN BASIN ROYALTY TRUST
filed 2009-03-02
CIK 319654

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $1,230,938,302.
     At March 2, 2009, there were 46,608,796 Units of Beneficial Interest of the Trust outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
     “Units of Beneficial Interest” at page 1; “Trustee’s Discussion and Analysis for the Three-Year Period Ended December 31, 2008” at pages 8 through 11; “Results of the 4th Quarters of 2008 and 2007” at pages 11 through 12; and “Statements of Assets, Liabilities and Trust Corpus,” “Statements of Distributable Income,” “Statements of Changes in Trust Corpus,” “Notes to Financial Statements” and “Report of Independent Registered Public Accounting Firm” at page 13 et seq., in registrant’s Annual Report to security holders for fiscal year ended December 31, 2008 are incorporated herein by reference for Item 5, Item 7 and Item 8 of Part II of this Report.

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

PART I
Item 1. Business
     The Permian Basin Royalty Trust (the “Trust”) is an express trust created under the laws of the state of Texas by the Permian Basin Royalty Trust Indenture (the “Trust Indenture”) entered into on November 3, 1980, between Southland Royalty Company (“Southland Royalty”) and The First National Bank of Fort Worth, as Trustee. Bank of America Private Wealth Management, a banking association organized under the laws of the United States, as the successor of The First National Bank of Fort Worth, is now the Trustee of the Trust. In 2007, the Bank of America private wealth management group officially became known as “U.S. Trust, Bank of America Private Wealth Management.” The legal entity that serves as Trustee of the Trust did not change, and references in this Form 10-K to U.S. Trust, Bank of America Private Wealth Management shall describe the legal entity Bank of America, N.A.The principal office of the Trust (sometimes referred to herein as the “Registrant”) is located at 901 Main Street, Dallas, Texas (telephone number (214) 209-2400).
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
     Widely Held Fixed Investment Trust Reporting Information
     Some Trust Units are held by middlemen, as such term is broadly defined in U.S. Treasury Regulations (and includes custodians, nominees, certain joint owners, and brokers holding an interest for a custodian in street name, collectively referred to herein as “middlemen”). Therefore, the Trustee considers the Trust to be a non-mortgage widely held fixed investment trust (“WHFIT”) for U.S. federal income tax purposes. U.S. Trust, Bank of America Private Wealth Management, 901 Main Street, 17th Floor, Dallas, Texas 75202, telephone number (214) 209-2400, is the representative of the Trust that will provide tax information in accordance with applicable U.S. Treasury Regulations governing the information reporting requirements of the Trust as a WHFIT. Tax information is also posted by the Trustee at www.pbt-permianbasintrust.com. Notwithstanding the foregoing, the middlemen holding Trust Units on behalf of Unit holders, and not the Trustee of the Trust, are solely responsible for complying with the information reporting requirements under the U.S. Treasury Regulations with respect to such Trust Units, including the issuance of IRS Forms 1099 and certain written tax statements. Unit holders whose Trust Units are held by middlemen should consult with such middlemen regarding the information that will be reported to them by the middlemen with respect to the Trust Units.
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

     The Trust’s monthly distributions are highly dependent upon the prices realized from the sale of crude oil and natural gas and a material decrease in such prices could reduce the amount of cash distributions paid to Unit holders. Crude oil and natural gas prices can fluctuate widely on a month-to-month basis in response to a variety of factors that are beyond the control of the Trust. Factors that contribute to price fluctuation include, among others:
•	political conditions in major oil producing regions, especially in the Middle East;

•	worldwide economic conditions;

•	weather conditions;

•	the supply and price of domestic and foreign crude oil or natural gas;

•	the ability of members of the Organization of Petroleum Exporting Countries to agree upon and maintain oil prices and production levels;

•	the level of consumer demand;

•	the price and availability of alternative fuels;

•	the proximity to, and capacity of, transportation facilities;

•	the effect of worldwide energy conservation measures; and

•	the nature and extent of governmental regulation and taxation.
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
     Production and development costs attributable to the Royalties are deducted in the calculation of the Trust’s share of net proceeds. Accordingly, higher or lower production and development costs will directly decrease or increase the amount received by the Trust from the Royalties. Production and development costs are impacted by increases in commodity prices, both directly, through commodity price dependent costs, such as electricity, and indirectly, as a result of demand driven increases in costs of oilfield goods and services. For example, the costs of electricity that will be included in production and development costs deducted in calculating the Trust’s share of 2009 net proceeds could increase compared to the electrical costs incurred during 2008 principally as a result of higher fuel surcharges which could be charged by the third party electricity provider in response to the higher costs of natural gas consumed to generate the electricity. These increased costs could reduce the Trust share of 2009 net proceeds below the level that would exist if such costs remained at the level experienced in 2008. If production and development costs attributable to the Royalties exceed the gross proceeds related to production from the Underlying Properties, the Trust will not receive net proceeds until future proceeds from production exceed the total of the excess costs plus accrued interest during the deficit period. Development activities may not generate sufficient additional proceeds to repay the costs.
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
Future royalty income may be subject to risks relating to the creditworthiness of third parties.

The Trust does not lend money and has limited ability to borrow money, which the Trustee believes limits the Trust’s risk from the current tightening of credit markets. The Trust’s future royalty income, however, may be subject to risks relating to the creditworthiness of the operators of the Underlying Properties and other purchasers of the crude oil and natural gas produced from the Underlying Properties, as well as risks associated with fluctuations in the price of crude oil and natural gas.
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
     The Trustee must sell the Royalties if the holders of 75% or more of the Units approve the sale or vote to terminate the Trust. The Trustee must also sell the Royalties if they fail to generate net revenue for the Trust of at least $1,000,000 per year over any consecutive two-year period. Sale of all of the Royalties will terminate the Trust. The net proceeds of any sale will be distributed to the Unit holders. The sale of the remaining Royalties and the termination of the Trust will be taxable events to the Unit holders. Generally, a Unit holder will realize gain or loss equal to the difference between the amount realized on the sale and termination of the Trust and his adjusted basis in such Units. Gain or loss realized by a Unit holder who is not a dealer with respect to such Units and who has a holding period for the Units of more than one year will be treated as long-term capital gain or loss except to the extent of any depletion recapture amount, which must be treated as ordinary income. Other federal and state tax issues concerning the Trust are discussed under Note 5 and Note 9 to the Trust’s financial statements, which are included herein. Each Unit holder should consult his own tax advisor regarding Trust tax compliance matters, including federal and state tax implications concerning the sale of the Royalties and the termination of the Trust.
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

Item 1B. Unresolved Staff Comments
     The Trust has not received any written comments from the Securities and Exchange Commission staff regarding its periodic or current reports under the Act within the 180 days preceding December 31, 2008, which comments remain unresolved.
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
PRODUCING ACREAGE, WELLS AND DRILLING
     Waddell Ranch Properties. The Waddell Ranch properties consist of 78,715 gross (34,205 net) producing acres. A majority of the proved reserves are attributable to six fields: Dune, Sand Hills (Judkins), Sand Hills (McKnight), Sand Hills (Tubb), University-Waddell (Devonian) and Waddell. At December 31, 2008, the Waddell Ranch properties contained 859 gross (386 net) productive oil wells, 170 gross (76 net) productive gas wells and 292 gross (131 net) injection wells.
     BROG is operator of record of the Waddell Ranch properties. All field, technical and accounting operations have been contracted by an agreement between the working interest owners and Schlumberger Integrated Project Management (IPM) but remain under the direction of BROG.
     The Waddell Ranch properties are mature producing properties, and all of the major oil fields are currently being waterflooded for the purpose of facilitating enhanced recovery. Proved reserves and estimated future net revenues attributable to the properties are included in the reserve reports summarized below. BROG does not own the full working interest in any of the tracts constituting the Waddell Ranch properties and, therefore, implementation of any development programs will require approvals of other working interest holders as well as BROG. In addition, implementation of any development programs will be dependent upon oil and gas prices currently being received and anticipated to be received in the future. There were 3 gross (1 net) wells drilled and completed on the Waddell Ranch properties during 2008. At December 31, 2008, there were 6 drill wells and 3 workovers in progress on the Waddell Ranch properties. There were 13 gross (6.5 net) wells drilled and completed on the Waddell Ranch properties during 2007. At December 31, 2007 there was 1 drill well and no workovers in progress on the Waddell Ranch properties. There were 23 gross (11 net) wells drilled and completed on the Waddell Ranch properties during 2006. At December 31, 2006 there were 3 drill wells and 6 workovers in progress on the Waddell Ranch properties.

     BROG has advised the Trustee that the total amount of capital expenditures for 2008 with regard to the Waddell Ranch properties totaled $24.1 million. Capital expenditures include the cost of remedial and maintenance activities. This amount spent is approximately $11.2 million less than the budgeted amount projected by BROG for 2008. BROG has advised the Trustee that the capital expenditures budget for 2009 totals approximately $37.7 million, of which approximately $21.1 million (gross) is attributable to the 2009 drilling program, and $16.1 million (gross) to workovers and recompletions. The remaining $.5 million is attributable to facilities. Accordingly, there is a 54% increase in capital expenditures for 2009 as compared with the 2008 capital expenditures. The major reason for the variance is the increase in the number of planned capital recompletion wells. There will be 15 new drill wells in 2009 as compared to 10 in 2008.
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
     Well Count and Acreage Summary. The following table shows as of December 31, 2008, the gross and net producing wells and acres for the BROG and Riverhill Energy interests. The net wells and acres are determined by multiplying the gross wells or acres by the BROG and Riverhill Energy interests owner’s working interest in the wells or acres. There is very little undeveloped acreage held by the Trust, and all this is held by production.

	NUMBER OF WELLS		ACRES
	Gross	Net	Gross	Net
BROG and Riverhill Energy Interests	1,307	589	76,922	33,246

OIL AND GAS PRODUCTION
     The Trust recognizes production during the month in which the related distribution is received. Production of oil and gas attributable to the Royalties and the Underlying Properties and the related average sales prices attributable to the Underlying Properties for the three years ended December 31, 2008, excluding portions attributable to the adjustments discussed below, were as follows:

	Waddell Ranch			Texas Royalty
	Properties			Properties			Total
	2008	2007	2006	2008	2007	2006	2008	2007	2006
Royalties:
Production
Oil (barrels)	454,247	437,420	429,052	306,011	303,458	320,897	760,258	740,878	749,949
Gas (Mcf)	3,143,777	2,996,313	2,640,873	529,291	481,585	513,918	3,673,068	3,477,898	3,154,791

Underlying Properties:
Production
Oil (barrels)	722,025	846,104	863,198	333,692	344,166	357,967	1,055,717	1,190,270	1,221,165
Gas (Mcf)	5,350,284	5,859,974	5,396,777	577,506	547,871	576,411	5,927,790	6,407,845	5,973,188
Average Price
Oil/barrel	102.41	62.51	59.15	102.39	60.14	59.50	102.41	61.54	59.30
Gas/Mcf	10.35	7.21	7.63	13.55	9.64	10.02	10.81	7.54	8.02
     Since the oil and gas sales attributable to the Royalties are based on an allocation formula that is dependent on such factors as price and cost (including capital expenditures), production amounts do not necessarily provide a meaningful comparison.
     Waddell Ranch properties lease operating expense for 2008 was $16.8 million (gross) and $12.7 million (net). The lease operating expense increased 4% from 2007 to 2008 primarily because of an increased well abandonment program. Waddell Ranch lifting cost on a barrel of oil equivalent (BOE) basis was $8.91/bbl as compared to $8.02 in 2007 and $6.95 in 2006.
PRICING INFORMATION
     Reference is made to the caption entitled “Regulation” for information as to federal regulation of prices of natural gas. The following paragraphs provide information regarding sales of oil and gas from the Waddell Ranch properties. As a royalty owner, Riverhill Energy is not furnished detailed information regarding sales of oil and gas from the Texas Royalty properties.
     Oil. The Trustee has been advised by BROG that for the period August 1, 1993 through February 28, 2009, the oil from the Waddell Ranch properties was and will be sold under a competitive bid to independent third parties.
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

     The independent petroleum engineers’ reports as to the proved oil and gas reserves attributable to the Royalties conveyed to the Trust were obtained from Cawley, Gillespie & Associates, Inc. The following table presents a reconciliation of proved reserve quantities from January 1, 2006 through December 31, 2008 (in thousands):

	Waddell Ranch		Texas Royalty
	Properties		Properties		Total
	Oil	Gas	Oil	Gas	Oil	Gas
	(Bbls)	(Mcf)	(Bbls)	(Mcf)	(Bbls)	(Mcf)
January 1, 2006	3,315	20.929	3,535	5,603	6,850	26,532
Extensions, discoveries, and other additions	33	490	0	2	33	492
Revisions of previous estimates	233	208	212	53	445	261
Production	(429)	(2,641)	(321)	(514)	(750)	(3,155)

December 31, 2006	3,152	18,986	3,426	5,144	6,578	24,130
Extensions, discoveries, and other additions	50	133	—	63	50	196
Revisions of previous estimates	1,072	4,987	296	467	1,368	5,454
Production	(437)	(2,996)	(303)	(482)	(740)	(3,478)

December 31, 2007	3,837	21,110	3,419	5,192	7,256	26,302
Extensions, discoveries, and other additions	40	56	—	—	40	56
Revisions of previous estimates	(1,073)	(3,667)	397	1,646	(676)	(2,021)
Production	(454)	(3,144)	(306)	(529)	(760)	(3,673)

December 31, 2008	2,350	14,355	3,510	6,309	5,860	20,664
     Estimated quantities of proved developed reserves of crude oil and natural gas as of December 31, 2008, 2007 and 2006 were as follows (in thousands):

	Crude Oil	Natural Gas
	(Bbls)	(Mcf)
December 31, 2008	5,662	20,664
December 31, 2007	7,199	26,140
December 31, 2006	6,443	23,233
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

The 2008, 2007 and 2006 change in the standardized measure of discounted future net cash revenues related to future royalty income from proved reserves attributable to the Royalties discounted at 10% is as follows (in thousands):

	Waddell Ranch			Texas Royalty
	Properties			Properties			Total
	2008	2007	2006	2008	2007	2006	2008	2007	2006
January 1	$316,135	$163,308	$188,697	$168,237	$102,663	$104,654	$484,372	$265,971	$293,351
Extensions, discoveries, and other additions	936	2,898	2,108	0	399	15	936	3,297	2,123

Accretion of discount	31,613	16,331	18,870	16,824	10,266	10,465	48,437	26,597	29,335
Revisions of previous estimates and other	(176,221)	180,065	(3,224)	(66,456)	76,825	10,793	(242,677)	256,890	7,569

Royalty income	(75,501)	(46,467)	(43,143)	(36,840)	(21,916)	(23,264)	(112,341)	(68,383)	(66,407)

December 31	$96,962	$316,135	$163,308	$81,765	$168,237	$102,663	$178,727	$484,372	$265,971

Oil and gas prices of $41.43 and $41.22 per barrel and $3.69 and $6.52 per Mcf were used to determine the estimated future net revenues from the Waddell Ranch properties and the Texas Royalty properties, respectively, at December 31, 2008. The downward revisions of both reserves and discounted future net cash flows for the Waddell Ranch properties and the Texas Royalty properties are primarily due to decrease in oil and gas prices from 2007 to 2008.
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
Oil and gas prices of $53.44 and $53.47 per barrel and $5.37 and $7.69 per Mcf, respectively, were used to determine the estimated future net revenues from the Waddell Ranch properties and the Texas Royalty properties, respectively, at December 31, 2006. The downward revisions of both reserves and discounted future net cash flows for the Waddell Ranch properties and the Texas Royalty properties were primarily due to decreases in oil and gas prices from 2005 to 2006.
The following presents estimated future net revenue and the present value of estimated future net revenue attributable to the Royalties, for each of the years ended December 31, 2008, 2007 and 2006 (in thousands except amounts per Unit):

	2008		2007		2006
	Estimated	Present	Estimated	Present	Estimated	Present
	Future Net	Value at	Future Net	Value at	Future Net	Value at
	Revenue	10%	Revenue	10%	Revenue	10%
Total Proved
Waddell Ranch properties	$148,888	$96,962	$518,547	$316,135	$255,703	$163,308
Texas Royalty properties	$173,000	$81,765	$357,507	$168,237	$212,486	$102,663

Total	$321,888	$178,727	$876,054	$484,372	$468,189	$265,971
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
On December 19, 2007, the President signed into law the Energy Independence & Security Act of 2007 (PL 110 140). The EISA, among other things, prohibits market manipulation by any person in connection with the purchase or sale of crude oil, gasoline or petroleum distillates at wholesale in contravention of such rules and regulations that the Federal Trade Commission may prescribe, directs the Federal Trade Commission to enforce the regulations, and establishes penalties for violations thereunder.
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
Item 4. Submission of Matters to a Vote of Security Holders
No matters were submitted to a vote of Unit holders, through the solicitation of proxies or otherwise, during the fourth quarter ended December 31, 2008.
PART II
Item 5. Market for Units of the Trust, Related Security Holder Matters and Trust Purchases of Units
The information under “Units of Beneficial Interest” at page 1 of the Trust’s Annual Report to security holders for the year ended December 31, 2008, is herein incorporated by reference.

The Trust has no equity compensation plans and has not repurchased any units during the period covered by this report.
Item 6. Selected Financial Data

	For the Year Ended December 31,
	2008	2007	2006	2005	2004
Royalty income	$112,341,696	$68,382,820	$66,407,199	$62,967,150	$45,016,670
Distributable income	$111,458,507	$67,619,230	$65,715,369	$62,267,669	44,546,743
Distributable income per Unit	$2.391356	$1.450777	$1.410082	1.335964	.955758
Distributions per Unit	$2.391356	$1.450777	$1.410082	1.335964	.955758
Total assets, December 31	$6,318,009	$9,467,142	$6,574,350	$8,874,678	$7,224,412
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation
     The “Trustee’s Discussion and Analysis for the Three Year Period Ended December 31, 2008” and “Results of the 4th Quarters of 2008 and 2007” at pages 8 et seq. of the Trust’s Annual Report to security holders for the year ended December 31, 2008 is herein incorporated by reference.
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
Item 8. Financial Statements and Supplementary Data
     The Financial Statements of the Trust and the notes thereto at page 14 et seq. of the Trust’s Annual Report to security holders for the year ended December 31, 2008, are herein incorporated by reference.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     There have been no changes in accountants and no disagreements with accountants on any matter of accounting principles or practices or financial statement disclosures during the twenty-four months ended December 31, 2008.
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
Changes in Internal Control over Financial Reporting
     There has not been any change in the Trust’s internal control over financial reporting during the fourth quarter of 2008 that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting.
Trustee’s Report on Internal Control Over Financial Reporting
     The Trustee is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Securities and Exchange Act of 1934, as amended. The Trustee conducted an evaluation of the effectiveness of the Trust’s internal control over financial reporting — modified cash basis (“internal control over financial reporting”) based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Trustee’s evaluation under the framework in Internal Control-Integrated Framework, the Trustee concluded that the Trust’s internal control over financial reporting was effective as of December 31, 2008. The independent registered public accounting firm of Deloitte & Touche LLP, as auditors of the statements of assets, liabilities, and trust corpus, and the related statements of distributable income and changes in trust corpus for the period ended December 31, 2008, has issued an attestation report on the Trust’s internal control over financial reporting as of December 31, 2008, which is included herein.
Item 9A(T). Controls and Procedures.
Not applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Unit Holders of Permian Basin Royalty Trust and
Bank of America, N.A., Trustee
We have audited the internal control over financial reporting of Permian Basin Royalty Trust (the “Trust”) as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Trustee is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Trustee’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Trust’s internal control over financial reporting based on our audit.
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
In our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statements of assets, liabilities and trust corpus of the Trust as of December 31, 2008, and the related statements of distributable income and changes in trust corpus for the year ended December 31, 2008, which financial statements have been prepared on the modified cash basis of accounting as described in Note 3 to such financial statements, and our report dated March 2, 2009 expressed an unqualified opinion on those financial statements.

DELOITTE & TOUCHE LLP
Dallas, TX
March 2, 2009

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
     The Trust has no directors or officers and based solely on its review of the reports received by it, the Trust believes that during the fiscal year of 2008, no person who was a beneficial owner of more than ten percent the Trust’s Units failed to file on a timely basis any report required by Section 16(a).
CODE OF ETHICS
     Because the Trust has no employees, it does not have a code of ethics. Employees of the Trustee, Bank of America Private Wealth Management must comply with the bank’s code of ethics, a copy of which will be provided to Unit holders, without charge, upon request made to U.S. Trust, Bank of America Private Wealth Management, Trustee, P.O. Box 830650, Dallas, Texas 75202, Attention: Ron Hooper.
Item 11. Executive Compensation
     During the years ended December 31, 2008, 2007 and 2006, the Trustee received total remuneration as follows:

Name of Individual or Number	Cash
of Persons in Group	Compensation		Year
Bank of America, N.A., Trustee	$87,168	(1)	2008
	$73,379	(1)	2007
	$67,395	(1)	2006

(1)	Under the Trust Indenture, the Trustee is entitled to an administrative fee for its administrative services, preparation of quarterly and annual statements with attention to tax and legal matters of: (i) 1/20 of 1% of the first $100 million and (ii) Trustee’s standard hourly rate in excess of 300 hours annually. The administrative fee is subject to reduction by a credit for funds provision.
COMPENSATION COMMITTEE
     Because the Trust has no directors, it does not have a compensation committee.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     (a) Security Ownership of Certain Beneficial Owners. Based solely on a review of statements filed with the SEC pursuant to Section 13(d) or 13(g) of the Securities Exchange Act of 1934, as amended, the Trustee is not aware of any person owning beneficially more than 5% of the outstanding Units of the Trust as of March 1, 2009.
     (b) Security Ownership of Management. The Trustee does not beneficially own any securities of the Trust. In various fiduciary capacities, Bank of America, N.A. owned as of March 1, 2009, an aggregate of 150,110 Units with no right to vote all of these Units, shared right to vote none of these Units and sole right to vote none of these Units. Bank of America, N.A., disclaims any beneficial interests in these Units. The number of Units reflected in this paragraph includes Units held by all branches of Bank of America, N.A.
     (c) Change In Control. The Trustee knows of no arrangements which may subsequently result in a change in control of the Trust.
     (d) Securities Authorized for Issuance under Equity Compensation Plans. The Trust has no equity compensation plans.
Item 13. Certain Relationships and Related Transactions, and Director Independence
     The Trust has no directors or executive officers. See Item 11 for the remuneration received by the Trustee during the years ended December 31, 2008, 2007 and 2006 and Item 12(b) for information concerning Units owned by Bank of America, N.A. in various fiduciary capacities.
Item 14. Principal Accounting Fees and Services. Fees for services performed by Deloitte & Touche LLP for the years ended December 31, 2008 and 2007 are:

	2008	2007
Audit Fees	$105,000	$48,000
Audit-related fees	—	$8,514
Tax fees	—	—
All other fees	—	—

Total	$105,000	$56,514
     As referenced in Item 10 above, the Trust has no audit committee, and as a result, has no audit committee pre-approval policy with respect to fees paid to Deloitte & Touche LLP.

PART IV
Item 15. Exhibits, Financial Statement Schedules
     The following documents are filed as a part of this Report:
1. Financial Statements
     Included in Part II of this Report by reference to the Annual Report of the Trust for the year ended December 31, 2008:
Report of Independent Registered Public Accounting Firm
Statements of Assets, Liabilities and Trust Corpus at December 31, 2008 and 2007
Statements of Distributable Income for Each of the Three Years in the Period Ended December 31, 2008
Statements of Changes in Trust Corpus for Each of the Three Years in the Period Ended December 31, 2008
Notes to Financial Statements
2. Financial Statement Schedules
     Financial statement schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.
3. Exhibits

Exhibit
Number		Exhibit

(4)(a)	—	Permian Basin Royalty Trust Indenture dated November 3, 1980, between Southland Royalty Company and The First National Bank of Fort Worth (now Bank of America, N.A.), as Trustee, heretofore filed as Exhibit (4)(a) to the Trust’s Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980, is incorporated herein by reference.*

(b)	—	Net Overriding Royalty Conveyance (Permian Basin Royalty Trust) from Southland Royalty Company to The First National Bank of Fort Worth (now Bank of America, N.A.), as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit (4)(b) to the Trust’s Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980, is incorporated herein by reference.*

(c)	—	Net Overriding Royalty Conveyance (Permian Basin Royalty Trust — Waddell Ranch) from Southland Royalty Company to The First National Bank of Fort Worth (now Bank of America, N.A.), as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit (4)(c) to the Trust’s Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980, is incorporated herein by reference.*

(10)(a)	—	Underwriting Agreement dated December 15, 2005 among the Permian Basin Royalty Trust, Burlington Resources, Inc., Burlington Resources Oil & Gas L.P. and Lehman Brothers Inc. and Wachovia Capital Markets, LLC as representatives of the several underwriters, heretofore filed as Exhibit 10.1 to the Trust’s current report on Form 8-K to the Securities and Exchange Commission filed on December 19, 2005, is incorporated herein by reference.*

Exhibit
Number		Exhibit

(b)	—	Underwriting Agreement dated August 2, 2005 among the Permian Basin Royalty Trust, Burlington Resources, Inc., Burlington Resources Oil & Gas L.P. and Goldman Sachs & Co. and Lehman Brothers Inc. as representatives of the several underwriters, heretofore filed as Exhibit 10.1 to the Trust’s current report on Form 8-K to the Securities and Exchange Commission filed on August 8, 2005, is incorporated herein by reference.*

(c)	—	Underwriting Agreement dated August 17, 2006, among Permian Basin Royalty Trust, ConocoPhillips, Burlington Resources Oil & Gas Company LP and Lehman Brothers Inc. and Wachovia Capital Markets, LLC as representatives of the several underwriters heretofore filed as Exhibit 10.1 to the Trust’s current report on Form 8-K to the Securities and Exchange Commission filed on August 22, 2006, is incorporated herein by reference.*

(d)	—	Registration Rights Agreement dated as of July 21, 2004 by and between Burlington Resources, Inc. and Bank of America, N.A., as trustee of Permian Basin Royalty Trust, heretofore filed as Exhibit 10.1 to the Trust’s Quarterly Report on Form 10-Q to the Securities and Exchange Commission for the quarterly period ended June 30, 2004 is incorporated herein by reference.*

(13)	—	Registrant’s Annual Report to security holders for fiscal year ended December 31, 2008.**

(23.1)	—	Consent of Cawley, Gillespie & Associates, Inc., reservoir engineer.**

(31.1)	—	Certification required by Rule 13a-14(a)/15d-14(a).**

(32.1)	—	Certification required by Rule 13a-14(b)/15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002.**

*	A copy of this Exhibit is available to any Unit holder, at the actual cost of reproduction, upon written request to the Trustee, U.S. Trust, Bank of America Private Wealth Management, P.O. Box 830650, Dallas, Texas 75202.

**	Filed herewith.

SIGNATURE
     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.
PERMIAN BASIN ROYALTY TRUST
By: BANK OF AMERICA, N.A., Trustee

By:	/s/Ron E. Hooper
Ron E. Hooper
Senior Vice President
Date: March 2, 2009
(The Trust has no directors or executive officers.)

INDEX TO EXHIBITS

EXHIBIT
NUMBER		EXHIBIT

(4)(a)	—	Permian Basin Royalty Trust Indenture dated November 3, 1980, between Southland Royalty Company and The First National Bank of Fort Worth (now Bank of America, N.A.), as Trustee, heretofore filed as Exhibit (4)(a) to the Trust’s Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980, is incorporated herein by reference.*

(b)	—	Net Overriding Royalty Conveyance (Permian Basin Royalty Trust) from Southland Royalty Company to The First National Bank of Fort Worth (now Bank of America, N.A.), as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit (4)(b) to the Trust’s Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980, is incorporated herein by reference.*

(c)	—	Net Overriding Royalty Conveyance (Permian Basin Royalty Trust — Waddell Ranch) from Southland Royalty Company to The First National Bank of Fort Worth (now Bank of America, N.A.), as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit (4)(c) to the Trust’s Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980, is incorporated herein by reference.*

(10)(a)	—	Underwriting Agreement dated December 15, 2005 among the Permian Basin Royalty Trust, Burlington Resources, Inc., Burlington Resources Oil & Gas L.P. and Lehman Brothers Inc. and Wachovia Capital Markets, LLC as representatives of the several underwriters, heretofore filed as Exhibit 10.1 to the Trust’s current report on Form 8-K to the Securities and Exchange Commission filed on December 19, 2005, is incorporated herein by reference.*

(b)	—	Underwriting Agreement dated August 2, 2005 among the Permian Basin Royalty Trust, Burlington Resources, Inc., Burlington Resources Oil & Gas L.P. and Goldman Sachs & Co. and Lehman Brothers Inc. as representatives of the several underwriters, heretofore filed as Exhibit 10.1 to the Trust’s current report on Form 8-K to the Securities and Exchange Commission filed on August 8, 2005, is incorporated herein by reference.*

EXHIBIT
NUMBER		EXHIBIT

(c)	—	Underwriting Agreement dated August 17, 2006, among Permian Basin Royalty Trust, ConocoPhillips, Burlington Resources Oil & Gas Company LP and Lehman Brothers Inc. and Wachovia Capital Markets, LLC as representatives of the several underwriters heretofore filed as Exhibit 10.1 to the Trust’s current report on Form 8-K to the Securities and Exchange Commission filed on August 22, 2006, is incorporated herein by reference.*

(d)	—	Registration Rights Agreement dated as of July 21, 2004 by and between Burlington Resources, Inc. and Bank of America, N.A., as trustee of Permian Basin Royalty Trust, heretofore filed as Exhibit 10.1 to the Trust’s Quarterly Report on Form 10-Q to the Securities and Exchange Commission for the quarterly period ended June 30, 2004 is incorporated herein by reference.*

(13)	—	Registrant’s Annual Report to security holders for fiscal year ended December 31, 2008.**

(23.1)	—	Consent of Cawley, Gillespie & Associates, Inc., reservoir engineer.**

(31.1)	—	Certification required by Rule 13a-14(a)/15d-14(a).**

(32.1)	—	Certification required by Rule 13a-14(b)/15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002.**

*	A copy of this Exhibit is available to any Unit holder, at the actual cost of reproduction, upon written request to the Trustee, U.S. Trust, Bank of America Private Wealth Management, P.O. Box 830650, Dallas, Texas 75202.

**	Filed herewith.