Form 10-Q
period 2009-03-31
PERMIAN BASIN ROYALTY TRUST
filed 2009-05-01
CIK 319654

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period ended March 31, 2009

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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑    No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
     Number of Units of beneficial interest of the Trust outstanding at May 1, 2009: 46,608,796.

PERMIAN BASIN ROYALTY TRUST
PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
The condensed financial statements included herein have been prepared by Bank of America, N.A. as Trustee for the Permian Basin Royalty Trust, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Trust’s latest annual report on Form 10-K. In the opinion of the Trustee, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the assets, liabilities and trust corpus of the Permian Basin Royalty Trust at March 31, 2009, and the distributable income and changes in trust corpus for the three-month periods ended March 31, 2009 and 2008 have been included. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.
Deloitte & Touche LLP, an independent registered public accounting firm, has made a limited review of the condensed financial statements as of March 31, 2009 and for the three-month periods ended March 31, 2009 and 2008 as stated in their report included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Unit Holders of Permian Basin Royalty Trust and
Bank of America, N.A., Trustee
Dallas, Texas
We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of Permian Basin Royalty Trust (the “Trust”) as of March 31, 2009, and the related condensed statements of distributable income and changes in trust corpus for the three-month periods ended March 31, 2009 and 2008. These interim financial statements are the responsibility of the Trustee.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statement of assets, liabilities, and trust corpus of Permian Basin Royalty Trust as of December 31, 2008, and the related statements of distributable income and changes in trust corpus for the year then ended (not presented herein); and in our report dated March 2, 2009, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed statement of assets, liabilities and trust corpus as of December 31, 2008 is fairly stated, in all material respects, in relation to the statement of assets, liabilities, and trust corpus from which it has been derived.
/s/ Deloitte & Touche LLP
Dallas, Texas
May 1, 2009

PERMIAN BASIN ROYALTY TRUST
CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	March 31,
	2009	December 31,
	(Unaudited)	2008

ASSETS

Cash and short-term investments	$1,380,578	$5,147,216

Net overriding royalty interests in producing oil and gas properties (net of accumulated amortization of $9,823,378 and $9,804,423 at March 31, 2009 and December 31, 2008, respectively)	1,151,914	1,170,793

TOTAL ASSETS	$2,532,492	$6,318,009

LIABILITIES AND TRUST CORPUS

Distribution payable to Unit holders	$1,380,578	$5,147,216

Commitments and contingencies	—	—

Trust corpus — 46,608,796 Units of beneficial interest authorized and outstanding	1,151,914	1,170,793

TOTAL LIABILITIES AND TRUST CORPUS	$2,532,492	$6,318,009

The accompanying notes to condensed financial statements are an integral part of these statements.

PERMIAN BASIN ROYALTY TRUST
CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

		THREE MONTHS ENDED	THREE MONTHS ENDED
	Note	March 31, 2009	March 31, 2008
Royalty income		$7,713,387	26,424,398
Interest income		$2,235	33,694

		$7,715,206	$26,458,092

General and administrative expenditures		(442,416)	(354,756)

Distributable income		$7,273,206	$26,103,336

Distributable income per Unit (46,608,796 Units)		$.16	$.56

The accompanying notes to condensed financial statements are an integral part of these statements.

PERMIAN BASIN ROYALTY TRUST
CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

	THREE MONTHS ENDED	THREE MONTHS ENDED
	March 31, 2009	March 31, 2008
Trust corpus, beginning of period	$1,170,793	$1,293,935

Amortization of net overriding royalty interests	18,881	(34,657)
Distributable income	7,273,206	26,103,336
Distributions declared	(7,273,206)	(26,103,336)

Total Trust Corpus, end of period	$1,151,914	$1,259,278

Distributions per Unit	$.16	$.56

The accompanying notes to condensed financial statements are an integral part of these statements.

PERMIAN BASIN ROYALTY TRUST
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
1.	BASIS OF ACCOUNTING

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

In April 2009, the FASB issued FSP FAS115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. This FASB Staff Position (FSP) amends the other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. This statement is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The adoption of these statements did not have a material effect on the Trust’s financial statements.

Pending Securities and Exchange Commission Rule

In December 2008, the Securities and Exchange Commission (the “SEC”) released Final Rule, Modernization of Oil and Gas Reporting. The new disclosure requirements include provisions that permit the use of new technologies to determine proved reserves if those technologies have been demonstrated empirically to lead to reliable conclusions about reserves volumes. The new requirements also will allow companies to disclose their probable and possible reserves to investors. In addition, the new disclosure requirements require companies to: (a) report the independence and qualifications of its reserves preparer or auditor; (b) file reports when a third party is relied upon to prepare reserves estimates or conducts a reserves audit; and (c) report oil and gas reserves using an average price based upon the prior 12-month period rather than year-end prices. The new disclosure requirements are effective for financial statements for fiscal years ending on or after December 31, 2009. The effect of adopting the SEC rules has not been determined, but it is not expected to have a significant effect on our reported financial position or distributable income.
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

All revenues from the Trust are from sources within Texas, which has no individual income tax. However, effective January 1, 2008, Texas imposes a margin tax at a rate of 1% on gross revenues less certain deductions, as specifically set forth in the Texas margin tax statute. The Texas margin tax is a significant change in Texas tax law. The tax generally will be imposed on gross revenues generated in 2007 and thereafter. Entities subject to tax generally include trusts unless otherwise exempt and most other types of entities that provide limited liability protection. Trusts that receive at least 90% of their Federal gross income from designated passive sources, including royalties from mineral properties and other non-operated mineral interest income, and do not receive more than 10% of their income from operating an active trade or business, generally are exempt from the Texas margin tax as “passive entities.” The Trust should be exempt from Texas margin tax as a “passive entity.” Since the Trust should be exempt from Texas margin tax at the Trust level as a passive entity, each Unit holder that is considered a taxable entity under the Texas margin tax will generally be required to include its portion of Trust revenues in its own Texas margin tax computation. This revenue is sourced to Texas under provisions of the Texas Administrative Code that provide such income is sourced according to the principal place of business of the Trust, which is Texas.

Each Unit holder is urged to consult his own tax advisor regarding the requirements for filing state tax returns.

4.	SUBSEQUENT EVENTS

Subsequent to March 31, 2009, the Trust declared a distribution on April 20, 2009 of $.036633 per unit payable on May 14, 2009, to Unit holders of record on April 30, 2009.
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
Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008
For the quarter ended March 31, 2009, royalty income received by the Trust amounted to $7,713,387 compared to royalty income of $26,424,398 during the first quarter of 2008. The decrease in royalty income is primarily attributable to significant decreases in both oil and gas prices and related production.
Interest income for the quarter ended March 31, 2009, was $2,235 compared to $33,694 during the first quarter of 2008. The decrease in interest income is primarily attributable to less funds available for investment and significantly lowered interest rates. General and administrative expenses during the first quarter of 2009 amounted to $442,416 compared to $354,756 during the first quarter of 2008. The increase in general and administrative expenses can be primarily attributed to increased printing expenses due to an overall increase in the number of unitholders.
These transactions resulted in distributable income for the quarter ended March 31, 2009 of $7,273,206 or $.16 per Unit of beneficial interest. Distributions of $.082862, $.043564 and $.029620 per Unit were made to Unit holders of record as of January 30, 2009, February 27, 2009 and March 31, 2009, respectively. For the first quarter of 2008, distributable income was $26,103,336, or $.56 per Unit of beneficial interest.

Royalty income for the Trust for the first quarter of the calendar year is associated with actual oil and gas production for the period of November and December 2008 and January 2009 from the properties from which the Trust’s net overriding royalty interests (“Royalties”) were carved. Oil and gas sales attributable to the Royalties and the properties from which the Royalties were carved are as follows:

	First Quarter
	2009	2008
Production:
Oil sales (Bbls)	125,302	204,881
Gas sales (Mcf)	510,082	1,019,806

Product Sales From Which The Royalties Were Carved:
Oil:
Total oil sales (Bbls)	283,752	285,590
Average per day (Bbls)	3,084	3,104
Average price per Bbl	$41.10	$87.80

Gas:
Total gas sales (Mcf)	1,506,867	1,548,791
Average per day (Mcf)	16,371	16,835
Average price per Mcf	$4.87	$9.49
The received price of oil decreased to an average price of $41.10 per Bbl in the first quarter of 2009, compared to $87.80 per Bbl in the first quarter of 2008 due to worldwide market variables. The Trustee has been advised by ConocoPhillips that for the period of August 1, 1993, through March 31, 2009, the oil from the Waddell Ranch properties was being sold under a competitive bid to a third party. The average price of gas decreased from $9.49 per Mcf in the first quarter of 2008 to $4.87 per Mcf in the first quarter of 2009 due to change in overall market variables.
Since the oil and gas sales attributable to the Royalties are based on an allocation formula that is dependent on such factors as price and cost (including capital expenditures), the production amounts in the Royalties section of the above table do not provide a meaningful comparison. Oil sales volumes decreased and gas sales volumes decreased from the Underlying Properties (as defined in the Trust’s

Annual Report on Form 10-K for the year ended December 31, 2008) for the applicable period in 2009 compared to 2008.
Capital expenditures for drilling, remedial and maintenance activities on the Waddell Ranch properties during the first quarter of 2009 totaled $2.7 million as compared to $275,000 for the first quarter of 2008. ConocoPhillips has informed the Trustee that the 2009 capital expenditures budget has been revised to $43.5 million for the Waddell Ranch properties. The total amount of capital expenditures for 2008 was $24.1 million. Through the first quarter of 2009, capital expenditures of $2.7 million have been expended.
The Trustee has been advised that there were 1 workover well completed, 0 new wells completed, 0 new well in progress and 3 workover wells in progress during the three months ended March 31, 2009 as compared to 0 workover wells completed, 0 new wells completed, 1 new well in progress and 8 workover wells in progress for the three months ended March 31, 2008 on the Waddell Ranch properties.
Lease operating expense and property taxes totaled $3.84 million for the first quarter of 2009, compared to $4.15 million in the first quarter of 2008 on the Waddell Ranch properties. This decrease is primarily attributable to normal operating fluctuations.
Calculation of Royalty Income
The Trust’s royalty income is computed as a percentage of the net profit from the operation of the properties in which the Trust owns net overriding royalty interests. These percentages of net profits are 75% and 95% in the case of the Waddell Ranch properties and the Texas Royalty properties, respectively. Royalty income received by the Trust for the three months ended March 31, 2009 and 2008, respectively, were computed as shown in the table below:

	THREE MONTHS ENDED MARCH 31,
	2009		2008
	WADDELL	TEXAS	WADDELL	TEXAS
	RANCH	ROYALTY	RANCH	ROYALTY
	PROPERTIES	PROPERTIES	PROPERTIES	PROPERTIES
Gross proceeds of sales from the Underlying Properties
Oil proceeds	$8,114,430	$3,546,405	$17,663,910	$7,411,431
Gas proceeds	6,427,612	914,249	13,133,560	1,566,183

Total	14,542,043	4,460,655	30,797,470	8,977,614

Less:
Severance tax:
Oil	260,849	132,622	757,077	285,886
Gas	360,044	49,425	743,430	100,353
Other	49,063	0	67,321
Lease operating expense and property tax:
Oil and gas	4,514,171	737,998	4,145,222	362,645
Capital expenditures	3,558,173	—	274,948	—

Total	8,742,300	920,045	5,987,998	748,884

Net profits	5,799,743	3,540,610	24,809,472	8,228,731
Net overriding royalty interests	75%	95%	75%	95%

Royalty income	$4,349,807	$3,363,580	$18,607,104	$7,817,294

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
In April 2009, the FASB issued FSP FAS115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. This FASB Staff Position (FSP) amends the other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. This statement is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The adoption of these statements did not have a material effect on the Trust’s financial statements.
Revenue Recognition
Revenues from the royalty interests are recognized in the period in which amounts are received by the Trust. Royalty income received by the Trust in a given calendar year will generally reflect the proceeds, on an entitlement basis, from natural gas produced and sold for the twelve-month period ended October 31st in that calendar year. Royalty income received by the Trust in the first quarter of 2009 generally reflects the proceeds associated with actual oil and gas production for the period of November 2008 through January 2009.
Reserve Disclosure
As of January 1, 2009, independent petroleum engineers estimated the net proved reserves attributable to the royalty interests. In accordance with Statement of Financial Standards No. 69, “Disclosures About Oil and Gas Producing Activities,” estimates of future net revenues from proved reserves have been prepared using year-end contractual gas prices and related costs. Numerous uncertainties are inherent in estimating volumes and the value of proved reserves and in projecting future production rates and the timing of development of non-producing reserves. Such reserve estimates are subject to change as additional information becomes available. The reserves actually recovered and the timing of production may be substantially different from the reserves estimates.
Contingencies
Contingencies related to the Underlying Properties that are unfavorably resolved would generally be reflected by the Trust as reductions to future royalty income payments to the Trust with corresponding reductions to cash distributions to Unit holders. The Trustee is aware of no such items as of March 31, 2009.
Use of Estimates
The preparation of financial statements in conformity with the basis of accounting described above requires management to make estimates and assumptions that affect the reported amounts of certain assets, liabilities, revenues and expenses as of and for the reporting period. Actual results may differ from such estimates.
Pending Securities and Exchange Commission Rule
In December 2008, the Securities and Exchange Commission (the “SEC”) released Final Rule, Modernization of Oil and Gas Reporting. The new disclosure requirements include provisions that permit the use of new technologies to determine proved reserves if those technologies have been demonstrated empirically to lead to reliable conclusions about reserves volumes. The new requirements also will allow companies to disclose their probable and possible reserves to investors. In addition, the new disclosure requirements require companies to: (a) report the independence and qualifications of its reserves preparer or auditor; (b) file reports when a third party is relied upon to prepare reserves estimates or conducts a reserves audit; and (c) report oil and gas reserves using an average price based upon the prior 12-month period rather than year-end prices. The new disclosure requirements are effective for financial statements for fiscal years ending on or after December 31, 2009. The effect of adopting the SEC rules has not been determined, but it is not expected to have a significant effect on our reported financial position or distributable income.
Item 3. Qualitative and Quantitative Disclosures About Market Risk
There have been no material changes in the Trust’s market risk, as disclosed in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.
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

PART II — OTHER INFORMATION
Items 1 through 5.
Not applicable.
Item 6. Exhibits
4.1	Permian Basin Royalty Trust Indenture dated November 3, 1980, between Southland Royalty Company (now Burlington Resources Oil & Gas Company LP) and The First National Bank of Fort Worth (now Bank of America, N.A.), as Trustee, heretofore filed as Exhibit (4)(a) to the Trust’s Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980 is incorporated herein by reference.

4.2	Net Overriding Royalty Conveyance (Permian Basin Royalty Trust) from Southland Royalty Company (now Burlington Resources Oil & Gas Company LP) to The First National Bank of Fort Worth (now Bank of America, N.A.), as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit (4)(b) to the Trust’s Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980 is incorporated herein by reference.

4.3	Net Overriding Royalty Conveyance (Permian Basin Royalty Trust — Waddell Ranch) from Southland Royalty Company (now Burlington Resources Oil & Gas Company LP) to The First National Bank of Fort Worth (now Bank of America, N.A.), as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit (4)(c) to the Trust’s Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980 is incorporated herein by reference.

10.1	Registration Rights Agreement dated as of July 21, 2004 by and between Burlington Resources Inc. and Bank of America, N.A., as trustee of Permian Basin Royalty Trust, heretofore filed as Exhibit 10.1 to the Trust’s Quarterly Report on Form 10-Q to the Securities and Exchange Commission for the quarterly period ended June 30, 2004 is incorporated herein by reference.

10.2	Underwriting Agreement dated December 15, 2005 among the Permian Basin Royalty Trust, Burlington Resources, Inc., Burlington Resources Oil & Gas L.P. and Lehman Brothers Inc. and Wachovia Capital Markets, LLC as representatives of the several underwriters, heretofore filed as Exhibit 10.1 to the Trust’s current report on Form 8-K to the Securities and Exchange Commission filed on December 19, 2005, is incorporated herein by reference.

10.3	Underwriting Agreement dated August 2, 2005 among the Permian Basin Royalty Trust, Burlington Resources, Inc., Burlington Resources Oil & Gas L.P. and Goldman Sachs & Co. and Lehman Brothers Inc. as representatives of the several underwriters, heretofore filed as Exhibit 10.1 to the Trust’s current report on Form 8-K to the Securities and Exchange Commission filed on August 8, 2005, is incorporated herein by reference.

10.4	Underwriting Agreement dated August 17, 2006, among Permian Basin Royalty Trust, ConocoPhillips, Burlington Resources Oil & Gas Company LP and Lehman Brothers Inc. and Wachovia Capital Markets, LLC as representatives of the several underwriters heretofore filed as Exhibit 10.1 to the Trust’s current report on Form 8-K to the Securities and Exchange Commission filed on August 22, 2006, is incorporated herein by reference.

31.1	Certification by Ron E. Hooper, Senior Vice President and Trust Administrator of Bank of America, Trustee of Permian Basin Royalty Trust, dated May 1, 2009 and submitted pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate by Bank of America, Trustee of Permian Basin Royalty Trust, dated May 1, 2009 and submitted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

BANK OF AMERICA, N.A., TRUSTEE FOR THE PERMIAN BASIN ROYALTY TRUST
By:	/s/ RON E. HOOPER
Ron E. Hooper,
Senior Vice President and Trust Administrator Bank of America, N.A.

Date: May 1, 2009
(The Trust has no directors or executive officers.)

INDEX TO EXHIBITS

Exhibit
Number	Exhibit

4.1	Permian Basin Royalty Trust Indenture dated November 3, 1980, between Southland Royalty Company (now Burlington Resources Oil & Gas Company LP) and The First National Bank of Fort Worth (now Bank of America, N.A.), as Trustee, heretofore filed as Exhibit (4)(a) to the Trust’s Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980 is incorporated herein by reference.*

4.2	Net Overriding Royalty Conveyance (Permian Basin Royalty Trust) from Southland Royalty Company (now Burlington Resources Oil & Gas Company LP) to The First National Bank of Fort Worth (now Bank of America, N.A.), as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit (4)(b) to the Trust’s Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980 is incorporated herein by reference.*

4.3	Net Overriding Royalty Conveyance (Permian Basin Royalty Trust — Waddell Ranch) from Southland Royalty Company (now Burlington Resources Oil & Gas Company LP) to The First National Bank of Fort Worth (now Bank of America, N.A.), as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit (4)(c) to the Trust’s Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980 is incorporated herein by reference.*

10.1	Registration Rights Agreement dated as of July 21, 2004 by and between Burlington Resources Inc. and Bank of America, N.A., as trustee of Permian Basin Royalty Trust, heretofore filed as Exhibit 10.1 to the Trust’s Quarterly Report on Form 10-Q to the Securities and Exchange Commission for the quarterly period ended June 30, 2004 is incorporated herein by reference.*

10.2	Underwriting Agreement dated December 15, 2005 among the Permian Basin Royalty Trust, Burlington Resources, Inc., Burlington Resources Oil & Gas L.P. and Lehman Brothers Inc. and Wachovia Capital Markets, LLC as representatives of the several underwriters, heretofore filed as Exhibit 10.1 to the Trust’s current report on Form 8-K to the Securities and Exchange Commission filed on December 19, 2005, is incorporated herein by reference.*

Exhibit
Number	Exhibit

10.3	Underwriting Agreement dated August 2, 2005 among the Permian Basin Royalty Trust, Burlington Resources, Inc., Burlington Resources Oil & Gas L.P. and Goldman Sachs & Co. and Lehman Brothers Inc. as representatives of the several underwriters, heretofore filed as Exhibit 10.1 to the Trust’s current report on Form 8-K to the Securities and Exchange Commission filed on August 8, 2005, is incorporated herein by reference.*

10.4	Underwriting Agreement dated August 17, 2006, among Permian Basin Royalty Trust, ConocoPhillips, Burlington Resources Oil & Gas Company LP and Lehman Brothers Inc. and Wachovia Capital Markets, LLC as representatives of the several underwriters heretofore filed as Exhibit 10.1 to the Trust’s current report on Form 8-K to the Securities and Exchange Commission filed on August 22, 2006, is incorporated herein by reference.*

31.1	Certification by Ron E. Hooper, Senior Vice President and Trust Administrator of Bank of America, Trustee of Permian Basin Royalty Trust, dated May 1, 2009 and submitted pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate by Bank of America, Trustee of Permian Basin Royalty Trust, dated May 1, 2009 and submitted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

*	A copy of this Exhibit is available to any Unit holder, at the actual cost of reproduction, upon written request to the Trustee, U.S. Trust, Bank of America Private Wealth Management, 901 Main Street, Dallas, Texas 75202.