Form 10-Q
period 2009-06-30
PERMIAN BASIN ROYALTY TRUST
filed 2009-08-10
CIK 319654

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period ended June 30, 2009

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Number of Units of beneficial interest of the Trust outstanding at August 10, 2009: 46,608,796.

PERMIAN BASIN ROYALTY TRUST
PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
The condensed financial statements included herein have been prepared by Bank of America, N.A. as Trustee for the Permian Basin Royalty Trust, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements and notes thereto be read in conjunction with the financial statements and the notes thereto included in the Trust’s latest annual report on Form 10-K. In the opinion of the Trustee, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the assets, liabilities and trust corpus of the Permian Basin Royalty Trust at June 30, 2009, the distributable income for the three-month and six-month periods ended June 30, 2009 and 2008 and the changes in trust corpus for the six-month periods ended June 30, 2009 and 2008, have been included. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.
Deloitte & Touche LLP, an independent registered public accounting firm, has made a limited review of the condensed financial statements as of June 30, 2009 and for the three-month and six-month periods ended June 30, 2009 and 2008 as stated in their report included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Unit Holders of Permian Basin Royalty Trust and
Bank of America, N.A., Trustee
We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of Permian Basin Royalty Trust as of June 30, 2009, and the related condensed statements of distributable income for the three-month and six-month periods ended June 30, 2009 and 2008 and changes in trust corpus for the six-month periods ended June 30, 2009 and 2008. These condensed financial statements are the responsibility of the Trustee.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statement of assets, liabilities and trust corpus of Permian Basin Royalty Trust as of December 31, 2008, and the related statements of distributable income and changes in trust corpus for the year then ended (not presented herein); and in our report dated March 2, 2009, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed statement of assets, liabilities and trust corpus as of December 31, 2008, is fairly stated, in all material respects, in relation to the statement of assets, liabilities and trust corpus from which it has been derived.
/s/ Deloitte & Touche LLP
Dallas, Texas
August 10, 2009

PERMIAN BASIN ROYALTY TRUST
CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	June 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS

Cash and short-term investments	$2,192,146	$5,147,216

Net overriding royalty interests in producing oil and gas properties (net of accumulated amortization of $9,844,825 and $9,804,423 at June 30, 2009 and December 31, 2008, respectively)	$1,130,391	$1,170,793

TOTAL ASSETS	$3,322,537	$6,318,009

LIABILITIES AND TRUST CORPUS

Distribution payable to Unit holders	$2,192,146	$5,147,216

Commitments and contingencies

Trust corpus - 46,608,796 Units of beneficial interest authorized and outstanding	1,130,391	1,170,793

TOTAL LIABILITIES AND TRUST CORPUS	$3,322,537	$6,318,009

The accompanying notes to condensed financial statements are an integral part of these statements.

PERMIAN BASIN ROYALTY TRUST
CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

	THREE	THREE
	MONTHS	MONTHS
	ENDED	ENDED
	June 30, 2009	June 30, 2008
Royalty income	$6,725,240	$27,260,526
Interest income	447	21,520

	6,725,687	27,282,046

General and administrative expenditures	(487,556)	(359,490)

Distributable income	$6,238,131	$26,922,556

Distributable income per Unit (46,608,796 Units)	$.13	$.58

The accompanying notes to condensed financial statements are an integral part of these statements.

PERMIAN BASIN ROYALTY TRUST
CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

	SIX	SIX
	MONTHS	MONTHS
	ENDED	ENDED
	June 30, 2009	June 30, 2008
Royalty income	$14,438,626	$53,684,924
Interest income	2,682	55,214

	14,441,308	53,740,138

General and administrative expenditures	(929,972)	(714,246)

Distributable income	$13,511,336	$53,025,892

Distributable income per Unit (46,608,796 Units)	$.29	$1.14

The accompanying notes to condensed financial statements are an integral part of these statements.

PERMIAN BASIN ROYALTY TRUST
CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

	SIX	SIX
	MONTHS	MONTHS
	ENDED	ENDED
	June 30, 2009	June 30, 2008
Trust corpus, beginning of period	$1,170,793	$1,293,935

Amortization of net overriding royalty interests	(40,402)	(65,592)
Distributable income	13,511,336	53,025,892
Distributions declared	(13,511,336)	(53,025,892)

Total trust corpus, end of period	$1,130,391	$1,228,343

Distributions per Unit	$.29	$1.14

The accompanying notes to condensed financial statements are an integral part of these statements.

PERMIAN BASIN ROYALTY TRUST
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
1.	BASIS OF ACCOUNTING
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

Trust, Bank of America Private Wealth Management shall describe the legal entity Bank of America, N.A.
•	Trust expenses recorded are based on liabilities paid and cash reserves established out of cash received or borrowed funds for liabilities and contingencies.

•	Distributions to Unit holders are recorded when declared by the Trustee.

•	Royalty income is computed separately for each of the conveyances under which the Royalties were conveyed to the Trust. If monthly costs exceed revenues for any conveyance (“excess costs”), such excess costs cannot reduce royalty income from other conveyances, but is carried forward with accrued interest to be recovered from future net proceeds of that conveyance.
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
In December 2007, the FASB issued SFAS No. 141(R), Business Combinations. This statement requires the acquiring entity in a business combination to recognize the full fair value of assets acquired and liabilities assumed in the transaction (whether a full or partial acquisition); establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; requires expensing of most transaction and restructuring costs; and requires the acquirer to disclose to investors and other users all of the information needed to evaluate and understand the nature and financial effect of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009. The adoption of this statement did not have a material effect on the Trust’s financial statements.
In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51. This statement requires reporting entities to present noncontrolling (minority) interests as equity (as opposed to as a liability or mezzanine equity) and provides guidance on the accounting for transactions between an entity and noncontrolling interests. This statement applies prospectively as of January 1, 2009, except for the presentation and disclosure requirements which will be applied retrospectively for all periods presented. The adoption of this statement did not have a material effect on the Trust’s financial statements.
In March 2008, the FASB issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (SFAS No. 161), effective for fiscal years and interim periods beginning after November 15, 2008, with early adoption allowed. SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133 with the intent to provide users of financial statements with an enhanced understanding of an entity’s use of derivative instruments and the effect of those derivative instruments on an entity’s financial statements. The adoption of this statement did not have a material effect on the Trust’s financial statements.
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
In April 2009, the FASB issued FSP FAS 107-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The adoption of this statement did not have an effect on the Trust’s financial statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events, which establishes accounting and reporting standards for events that occur after the balance sheet date but before financial statements are issued or are available to be issued and requires the disclosure of the date through which a company has evaluated subsequent events. This statement is effective for the Trust for the period ended June 30, 2009 and the adoption did not have an impact on the financial statements. Refer to footnote 4 for required disclosures.
In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets, which changes the way entities account for securitizations. The new standard is effective for the Trust on January 1, 2010 and the adoption is not expected to have a significant impact on the financial statements.
In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R), which changes the way entities account for special-purpose entities. The new standard is effective for the Trust on January 1, 2010 and the adoption is not expected to have a significant impact on the financial statements.
In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162. The Codification is effective July 1, 2009 at which point all then-existing non-SEC accounting and reporting standards will be superseded. The references to the Codification will be reflected in the Trust’s third quarter 2009 financial statements. This will not have an impact to the financial statements.
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
All revenues from the Trust are from sources within Texas, which has no individual income tax. However, Texas imposes a margin tax on generally all entity types providing limited liability protection at a rate of 1% on gross revenues less certain deductions, as specifically set forth in the Texas margin tax statute. Entities subject to tax generally include trusts unless otherwise exempt. Trusts that receive at least 90% of their Federal gross income from designated passive sources, including royalties from mineral properties and other non-operated mineral interest income, and do not receive more than 10% of their income from operating an active trade or business, generally are exempt from the Texas margin tax as “passive entities.” The Trust should be exempt from Texas margin tax as a “passive entity.” Since the Trust should be exempt from Texas margin tax at the Trust level as a passive entity, each Unit holder that is considered a taxable entity under the Texas margin tax will generally be required to include its portion of Trust revenues in its own Texas margin tax computation. This revenue is sourced to Texas under provisions of the Texas Administrative Code that provide such income is sourced according to the principal place of business of the Trust, which is Texas.

Each Unit holder is urged to consult his own tax advisor regarding the requirements for filing state tax returns.
4.	SUBSEQUENT EVENTS
Subsequent to June 30, 2009, the Trust declared a distribution of .074511 per unit on July 21, 2009 payable on August 14, 2009, to Unit holders of record on July 31, 2009. Subsequent events have been evaluated through August 10, 2009, the date of issuance of these condensed financial statements.

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
Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008
For the quarter ended June 30, 2009 royalty income received by the Trust amounted to $6,725,240 compared to royalty income of $27,260,526 during the second quarter of 2008. The decrease in royalty income is primarily attributable to significant decreases in both oil and gas prices and related production.
Interest income for the quarter ended June 30, 2009, was $447 compared to $21,520 during the second quarter of 2008. The decrease in interest income is primarily attributable to less funds available for investment and significantly lowered interest rates. General and administrative expenses during the second quarter of 2009 amounted to $487,556 compared to $359,490 during the second quarter of 2008. The increase in general and administrative expenses can be primarily attributed to increased printing expenses and other professional expenses.
These transactions resulted in distributable income for the quarter ended June 30, 2009 of $6,238,130 or $.133840 per Unit of beneficial interest. Distributions of $.036633, $.050173 and $.047032 per Unit were made to Unit holders of record as of April 30, 2009, May 29, 2009 and

June 30, 2009, respectively. For the second quarter of 2008, distributable income was $26,922,556, or $.58 per Unit of beneficial interest.
Royalty income for the Trust for the second quarter of the calendar year is associated with actual oil and gas production for the period of February, March and April of 2009 from the properties from which the Trust’s net overriding royalty interests (“Royalties”) were carved. Oil and gas sales attributable to the Royalties and the properties from which the Royalties were carved are as follows:

	Second Quarter
	2009	2008
Royalties:
Oil sales (Bbls)	127,053	194,164
Gas sales (Mcf)	480,941	945,837

Product Sales From Which The Royalties Were Carved:
Oil:
Total oil sales (Bbls)	262,962	272,317
Average per day (Bbls)	2,955	3,026
Average price per Bbl	$39.47	$97.94

Gas:
Total gas sales (Mcf)	1,320,596	1,464,597
Average per day (Mcf)	14,838	16,273
Average price per Mcf	$3.90	$10.17
The average received price of oil decreased to an average price per barrel of $39.47 per Bbl in the second quarter of 2009 compared to $97.94 per Bbl in the second quarter of 2008 due to worldwide market variables. The Trustee has been advised by ConocoPhillips that for the period of August 1, 1993, through June 30, 2009, the oil from the Waddell Ranch properties was being sold under a competitive bid to a third party. The average price of gas decreased from $10.17 per Mcf in the second quarter of 2008 to $3.90 per Mcf in the second quarter of 2009 due to change in overall market variables.
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
Capital expenditures for drilling, remedial and maintenance activities on the Waddell Ranch properties during the second quarter of 2009 totaled $1.9 million as compared to $1.4 million to the Trust for the second quarter of 2008. ConocoPhillips has informed the Trustee that the 2009 capital expenditures budget has been revised to $27.1 million (gross) for the Waddell Ranch properties. The total amount of capital expenditures for 2008 was $24.1 million. Through the second quarter of 2009, capital expenditures of $11.4 million (gross) have been expended.
The Trustee has been advised that there was 1 well completed and 2 wells in progress, and 11 workover wells completed and 10 workover wells in progress, during the three months ended June 30, 2009 as compared to 0 wells completed, 2 wells in progress, 8 workover wells completed and 10 workover wells in progress for the three months ended June 30, 2008 on the Waddell Ranch properties. There were no facility projects completed and three projects in progress for the second quarter of 2009.
Lease operating expenses and property taxes totaled $4.5 million for the second quarter of 2009, compared to $3.9 million in the second quarter of 2008 on the Waddell Ranch properties. This increase is primarily attributable to increased ad valorem taxes and an increase in the project management fee.
Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008
For the six months ended June 30, 2009, royalty income received by the Trust amounted to $14,438,626 compared to royalty income of $53,684,924 for the six months ended June 30, 2008. The decrease in royalty income is primarily due to a substantial decrease in oil and gas prices in the first six months of 2009, compared to the first six months in 2008. Interest income for the six months ended June 30, 2009 was $2,682 compared to $55,214 for the six months ended June 30, 2008. The decrease in interest income is attributable primarily to lower interest rates. General and administrative expenses for the six months ended June 30, 2009 were $929,972. During the six months ended June 30, 2008, general and administrative expenses were $714,246. The increase in general and administrative expenses is primarily due to enhanced Unit holder reporting and other professional expenses.
These transactions resulted in distributable income for the six months ended June 30, 2009 of $13,511,336, or $.289888, per Unit. For the six months ended June 30, 2008, distributable income was $53,025,892, or $1.14, per Unit.
Royalty income for the Trust for the six months ended June 30, 2009 is associated with actual oil and gas production for the period November 2008 through April 2009 from the properties from which the Royalties were carved. Oil and gas production attributable to the Royalties and the properties from which the Royalties were carved are as follows:

	Six Months Ended
	2009	2008
Royalties:
Oil sales (Bbls)	252,355	399,045
Gas sales (Mcf)	991,023	1,965,643

Properties From Which The Royalties Were Carved:
Oil:
Total oil sales (Bbls)	546,714	557,907
Average per day (Bbls)	3,021	3,065
Average price per Bbl	$40.31	$92.75

Gas:
Total gas sales (Mcf)	2,826,763	3,013,388
Average per day (Mcf)	15,617	16,557
Average price per Mcf	$4.42	$9.82
The average received price of oil decreased during the six months ended June 30, 2009 to $40.31 per barrel compared to $92.75 per barrel for the same period in 2008. The decrease in the average price of oil is primarily due to decreased worldwide market demand in 2009. The decrease in the average price of gas from $9.82 per Mcf for the six months ended June 30, 2008 to $4.42 per Mcf for the six months ended June 30, 2009 is primarily the result of a decrease in the spot prices of natural gas.
Since the oil and gas sales volumes attributable to the Royalties are based on an allocation formula that is dependent on such factors as price and cost (including capital expenditures), the production amounts in the Royalties section of the above table do not provide a meaningful comparison. The oil and gas sales volumes from the properties from which the Royalties are carved have declined for the applicable period of 2009 compared to 2008.
Capital expenditures for the Waddell Ranch properties for the six months ended June 30, 2009 totaled $5.5 million compared to $1.7 million net to the Trust for the same period in 2008. ConocoPhillips has previously advised the Trust that the remaining 2009 capital expenditures budget for the Waddell Ranch properties is $15.7 million (gross).
The Trustee has been advised that 6 wells were drilled and completed and 2 wells to be completed on the Waddell Ranch properties during the six months ended June 30, 2009, as compared to no wells drilled and completed and 2 wells to be completed on the Waddell Ranch properties during the six months ended June 30, 2008. Approximately 13 workover wells were completed and approximately 10 workover wells were in progress as of June 30, 2009.
Lease operating expense and property taxes totaled $9.0 million for the six months ended June 30, 2009 compared to $8.0 million for the same period in 2008. The increase in lease operating expense is primarily attributable to the increase in the project management fee.

Calculation of Royalty Income
The Trust’s royalty income is computed as a percentage of the net profit from the operation of the properties in which the Trust owns net overriding royalty interests. These percentages of net profits are 75% and 95% in the case of the Waddell Ranch properties and the Texas Royalty properties, respectively. Royalty income received by the Trust for the three months ended June 30, 2009 and 2008, respectively, were computed as shown in the table below:

	Three Months Ended June 30,
	2009		2008
	Waddell	Texas	Waddell	Texas
	Ranch	Royalty	Ranch	Royalty
	Properties	Properties	Properties	Properties
Gross proceeds of sales from the Underlying Properties
Oil proceeds	$7,214,806	$3,164,894	$18,469,698	$8,200,052
Gas proceeds	4,347,466	803,528	13,142,139	1,752,905

Total	11,562,272	3,968,422	31,611,837	9,952,957

Less:
Severance tax:
Oil	273,978	119,771	787,842	315,386
Gas	216,299	49,470	765,357	118,635
Lease operating expenses and property tax:
Oil and gas	4,520,015	360,000	3,891,813	330,000
Other	37,775	—	70,016	—
Capital expenditures	1,903,516	—	1,388,760	—

Total	6,951,583	529,240	6,903,788	764,021

Net profits	4,610,689	3,439,182	24,708,049	9,188,936
Net overriding royalty interests	75%	95%	75%	95%

Royalty income	3,458,017	3,267,223	18,531,037	8,729,489

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
In December 2007, the FASB issued SFAS No. 141(R), Business Combinations. This statement requires the acquiring entity in a business combination to recognize the full fair value of assets acquired and liabilities assumed in the transaction (whether a full or partial acquisition); establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; requires expensing of most transaction and restructuring costs; and requires the acquirer to disclose to investors and other users all of the information needed to evaluate and understand the nature and financial effect of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009. The adoption of this statement did not have a material effect on the Trust’s financial statements.
In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51. This statement requires reporting entities to present noncontrolling (minority) interests as equity (as opposed to as a liability or mezzanine equity) and provides guidance on the accounting for transactions between an entity and noncontrolling interests. This statement applies prospectively as of January 1, 2009, except for the presentation and disclosure requirements which will be applied retrospectively for all periods presented. The adoption of this statement did not have a material effect on the Trust’s financial statements.
In March 2008, the FASB issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (SFAS No. 161), effective for fiscal years and interim periods beginning after November 15, 2008, with early adoption allowed. SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133 with the intent to provide users of financial statements with an enhanced understanding of an entity’s use of derivative instruments and the effect of those derivative instruments on an entity's financial statements. The adoption of this statement did not have a material effect on the Trust's financial statements.
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
     In April 2009, the FASB issued FSP FAS 107-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The adoption of this statement did not have an effect on the Trust’s financial statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events, which establishes accounting and reporting standards for events that occur after the balance sheet date but before financial statements are issued or are available to be issued and requires the disclosure of the date through which a company has evaluated subsequent events. This statement is effective for the Trust for the period ended June 30, 2009 and the adoption did not have an impact on the financial statements. Refer to footnote 4 for required disclosures.
In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets, which changes the way entities account for securitizations. The new standard is effective for the Trust on January 1, 2010 and the adoption is not expected to have a significant impact on the financial statements.
In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R), which changes the way entities account for special-purpose entities. The new standard is effective for the Trust on January 1, 2010 and the adoption is not expected to have a significant impact on the financial statements.
In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162. The Codification is effective July 1, 2009 at which point all then-existing non-SEC accounting and reporting standards will be superseded. The references to the Codification will be reflected in the Trust’s third quarter 2009 financial statements. This will not have an impact to the financial statements.
Revenue Recognition
Revenues from the royalty interests are recognized in the period in which amounts are received by the Trust. Royalty income received by the Trust in a given calendar year will generally reflect the proceeds, on an entitlement basis, from natural gas produced and sold for the twelve-month period ended October 31st in that calendar year. Royalty income received by the Trust in the second quarter of 2009 generally reflects the proceeds associated with actual oil and gas production for the period of February 2008 through April 2009.
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

Contingencies
Contingencies related to the Underlying Properties that are unfavorably resolved would generally be reflected by the Trust as reductions to future royalty income payments to the Trust with corresponding reductions to cash distributions to Unit holders. The Trustee is aware of no such items as of June 30, 2009.
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
As of the end of the period covered by this report, the Trustee carried out an evaluation of the effectiveness of the design and operation of the Trust’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15. Based upon that evaluation, the Trustee concluded that the Trust’s disclosure control and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Trust in the reports that it files or submits under the Securities Exchange Act of 1934 and are effective in ensuring that information required to be disclosed by the Trust in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Trustee to allow timely decisions regarding required disclosure. In its evaluation of disclosure controls and procedures, the Trustee has relied, to the extent considered reasonable, on information provided by Burlington Resources Oil & Gas Company LP, the owner of the Waddell Ranch properties, and Riverhill Energy Corporation, the owner of the Texas Royalty properties. There has not been any change in the Trust’s internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting.

PART II — OTHER INFORMATION
Items 1 through 5.
Not applicable.

Item 6.	Exhibits
4.1	Permian Basin Royalty Trust Indenture dated November 3, 1980, between Southland Royalty Company (now Burlington Resources Oil & Gas Company LP) and The First National Bank of Fort Worth (now Bank of America, N.A.), as Trustee, heretofore filed as Exhibit (4)(a) to the Trust’s Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980 is incorporated herein by reference.

4.2	Net Overriding Royalty Conveyance (Permian Basin Royalty Trust) from Southland Royalty Company (now Burlington Resources Oil & Gas Company LP) to The First National Bank of Fort Worth (now Bank of America, N.A.), as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit (4)(b) to the Trust’s Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980 is incorporated herein by reference.

4.3	Net Overriding Royalty Conveyance (Permian Basin Royalty Trust — Waddell Ranch) from Southland Royalty Company (now Burlington Resources Oil & Gas Company LP) to The First National Bank of Fort Worth (now Bank of America, N.A.), as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit (4)(c) to the Trust’s Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980 is incorporated herein by reference.

10.1	Registration Rights Agreement dated as of July 21, 2004 by and between Burlington Resources Inc. and Bank of America, N.A., as trustee of Permian Basin Royalty Trust, heretofore filed as Exhibit 10.1 to the Trust’s Quarterly Report on Form 10-Q to the Securities and Exchange Commission for the quarterly period ended June 30, 2004 is incorporated herein by reference.

10.2	Underwriting Agreement dated December 15, 2005 among the Permian Basin Royalty Trust, Burlington Resources, Inc., Burlington Resources Oil & Gas L.P. and Lehman Brothers Inc. and Wachovia Capital Markets, LLC as representatives of the several underwriters, heretofore filed as Exhibit 10.1 to the Trust’s current report on Form 8-K to the Securities and Exchange Commission filed on December 19, 2005, is incorporated herein by reference.

10.3	Underwriting Agreement dated August 2, 2005 among the Permian Basin Royalty Trust, Burlington Resources, Inc., Burlington Resources Oil & Gas L.P. and Goldman Sachs & Co. and Lehman Brothers Inc. as representatives of the several underwriters, heretofore filed as Exhibit 10.1 to the Trust’s current report on Form 8-K to the Securities and Exchange Commission filed on August 8, 2005, is incorporated herein by reference.

10.4	Underwriting Agreement dated August 17, 2006, among Permian Basin Royalty Trust, ConocoPhillips, Burlington Resources Oil & Gas Company LP and Lehman Brothers Inc. and Wachovia Capital Markets, LLC as representatives of the several underwriters heretofore filed as Exhibit 10.1 to the Trust’s current report on Form 8-K to the Securities and Exchange Commission filed on August 22, 2006, is incorporated herein by reference.

31.1	Certification by Ron E. Hooper, Senior Vice President and Trust Administrator of Bank of America, Trustee of Permian Basin Royalty Trust, dated August 10, 2009 and submitted pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate by Bank of America, Trustee of Permian Basin Royalty Trust, dated August 10, 2009 and submitted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

BANK OF AMERICA, N.A., TRUSTEE FOR THE PERMIAN BASIN ROYALTY TRUST
By:	/s/ Ron E. Hooper
Ron E. Hooper
Senior Vice President Trust Administrator

Date: August 10, 2009
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

10.4
Underwriting Agreement dated August 17, 2006, among Permian Basin Royalty Trust, ConocoPhillips, Burlington Resources Oil & Gas Company LP and Lehman Brothers Inc. and Wachovia Capital Markets, LLC as representatives of the several underwriters heretofore filed as Exhibit 10.1 to the Trust’s current report on Form 8-K to the Securities and Exchange Commission filed on August 22, 2006, is incorporated herein by reference.*

31.1
Certification by Ron E. Hooper, Senior Vice President and Trust Administrator of Bank of America, Trustee of Permian Basin Royalty Trust, dated August 10, 2009 and submitted pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate by Bank of America, Trustee of Permian Basin Royalty Trust, dated August 10, 2009 and submitted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

*	A copy of this Exhibit is available to any Unit holder, at the actual cost of reproduction, upon written request to the Trustee, U.S. Trust, Bank of America Private Wealth Management, 901 Main Street, Dallas, Texas 75202.