Form 10-Q
period 2009-09-30
PERMIAN BASIN ROYALTY TRUST
filed 2009-11-02
CIK 319654

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period ended September 30, 2009

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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Number of Units of beneficial interest of the Trust outstanding at November 2, 2009: 46,608,796.

PERMIAN BASIN ROYALTY TRUST PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Item 2. Trustee’s Discussion and Analysis
Item 3. Qualitative and Quantitative Disclosures About Market Risk
Item 4. Controls and Procedures
PART II — OTHER INFORMATION
Items 1 through 5.
Item 6. Exhibits
SIGNATURES
INDEX TO EXHIBITS
EX-31.1
EX-32.1

PERMIAN BASIN ROYALTY TRUST

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
The condensed financial statements included herein have been prepared by Bank of America, N.A. as Trustee for the Permian Basin Royalty Trust, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements and notes thereto be read in conjunction with the financial statements and the notes thereto included in the Trust’s latest annual report on Form 10-K. In the opinion of the Trustee, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the assets, liabilities and trust corpus of the Permian Basin Royalty Trust at September 30, 2009, the distributable income for the three-month and nine-month periods ended September 30, 2009 and 2008 and the changes in trust corpus for the nine-month periods ended September 30, 2009 and 2008 have been included. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.
Deloitte & Touche LLP, an independent registered public accounting firm, has made a limited review of the condensed financial statements as of September 30, 2009 and for the three-month and nine-month periods ended September 30, 2009 and 2008 as stated in their report included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Unit Holders of Permian Basin Royalty Trust and
Bank of America, N.A., Trustee
Dallas, Texas
We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of Permian Basin Royalty Trust as of September 30, 2009, the related condensed statements of distributable income for the three-month and nine-month periods ended September 30, 2009 and 2008 and changes in trust corpus for the nine-month periods ended September 30, 2009 and 2008. These condensed financial statements are the responsibility of the Trustee.
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
/s/ Deloitte & Touche LLP
Dallas, Texas
November 2, 2009

PERMIAN BASIN ROYALTY TRUST
CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	September 30,
	2009	December 31,
	(Unaudited)	2008
ASSETS

Cash and short-term investments	$3,158,404	$5,147,216

Net overriding royalty interests in producing oil and gas properties (net of accumulated amortization of $9,868,273 and $9,804,423 at September 30, 2009 and December 31, 2008, respectively)	1,106,943	$1,170,793

TOTAL ASSETS	$4,265,347	$6,318,009

LIABILITIES AND TRUST CORPUS

Distribution payable to Unit holders	$3,158,404	$5,147,216

Commitments and contingencies
Trust corpus — 46,608,796 Units of beneficial interest authorized and outstanding	1,106,943	1,170,793

TOTAL LIABILITIES AND TRUST CORPUS	$4,265,347	$6,318,009

The accompanying notes to condensed financial statements are an integral part of these statements.

PERMIAN BASIN ROYALTY TRUST
CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	September 30		September 30
	2009	2008	2009	2008
Royalty income	$10,469,008	$35,552,084	$24,907,635	$89,237,008
Interest income	335	20,118	3,017	75,332

	10,469,343	35,572,202	24,910,652	89,312,340

General and administrative expenditures	(135,642)	(134,748)	(1,065,614)	(848,993)

Distributable income	$10,333,701	$35,437,454	$23,845,038	$88,463,347

Distributable income per Unit (46,608,796 Units)	$.221711	$.760317	$.511600	$1.897997

The accompanying notes to condensed financial statements are an integral part of these statements.

PERMIAN BASIN ROYALTY TRUST
CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

	NINE MONTHS ENDED
	September 30
	2009	2008

Trust corpus, beginning of period	$1,170,793	$1,293,935

Amortization of net overriding royalty interests	(63,850)	(95,734)
Distributable income	23,845,038	88,463,347
Distributions declared	(23,845,038)	(88,463,347)

Total trust corpus, end of period	$1,106,943	$1,198201

Distributions per Unit	$.511600	$1.897997

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
New Accounting Pronouncements
     In May 2009, the Financial Accounting Standards Board (“FASB”) issued guidance which establishes accounting and reporting standards for events that occur after the balance sheet date but before the financial statements are issued or are available to be issued and requires the disclosure of the date through which a company has evaluated subsequent events. This guidance was effective for the Trust for the period ended June 30, 2009 and the adoption did not have an impact on the Trust’s financial statements. Refer to footnote 4 for required disclosures.
     In June 2009, the FASB issued guidance which changes the way entities account for securitizations. The new standard is effective for the Trust on January 1, 2010 and the adoption is not expected to have a significant impact on the Trust’s financial statements.
     In June 2009, the FASB issued guidance which changes the way entities account for special-purpose entities. The new standard is effective for the Trust on January 1, 2010 and the adoption is not expected to have a significant impact on the Trust’s financial statements.
     In June 2009, the FASB issued guidance effective July 1, 2009 that requires all then-existing non-SEC accounting and reporting standards to be superseded by the FASB Accounting Standards Codification (the “Codification”), the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Previous references to then-existing non-SEC accounting and reporting standards were removed and are reflected in the Trust’s footnotes herein.

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
All revenues from the Trust are from sources within Texas, which has no individual income tax. However, Texas imposes a margin tax on generally all entity types providing limited liability protection at a rate of 1% on gross revenues less certain deductions as specifically set forth in the Texas margin tax statute. Entities subject to tax generally include trusts unless otherwise exempt. Trusts that receive at least 90% of their Federal gross income from designated passive sources, including royalties from mineral properties and other non-operated mineral interest income, and do not receive more than 10% of their income from operating an active trade or business, generally are exempt from the Texas margin tax as “passive entities.” The Trust should be exempt from Texas margin tax as a “passive entity.” Since the Trust should be exempt from Texas margin tax at the Trust level as a passive entity, each Unit holder that is considered a taxable entity under the Texas margin tax will generally be required to include its portion of Trust revenues in its own Texas margin tax computation. This revenue is sourced to Texas under provisions of the Texas Administrative Code that provide such income is sourced according to the principal place of business of the Trust, which is Texas.
Each Unit holder is urged to consult his own tax advisor regarding the requirements for filing state tax returns.

4. SUBSEQUENT EVENTS
Subsequent to September 30, 2009, the Trust declared a distribution on October 20, 2009 of $.096663 per Unit payable on November 16, 2009, to Unit holders of record on October 30, 2009. Subsequent events have been evaluated through November 2, 2009, the date of issuance of these condensed financial statements.
5. CONTINGENCIES
Contingencies related to the Underlying Properties that are unfavorably resolved would generally be reflected by the Trust as reductions to future royalty income payments to the Trust with corresponding reductions to cash distributions to Unit holders. The Trustee is aware of no such items as of September 30, 2009.
Item 2. Trustee’s Discussion and Analysis
Forward Looking Information
Certain information included in this report contains, and other materials filed or to be filed by the Trust with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Trust) may contain or include, forward looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. Such forward looking statements may be or may concern, among other things, capital expenditures, drilling activity, development activities, production efforts and volumes, hydrocarbon prices and the results thereof, and regulatory matters. Although the Trustee believes that the expectations reflected in such forward-looking statements are reasonable, such expectations are subject to numerous risks and uncertainties and the Trustee can give no assurance that they will prove correct. There are many factors, none of which are within the Trustee’s control, that may cause such expectations not to be realized, including, among other things, factors such as actual oil and gas prices and the recoverability of reserves, capital expenditures, general economic conditions, actions and policies of petroleum-producing nations and other changes in the domestic and international energy markets. Such forward looking statements generally are accompanied by words such as “estimate,” “expect,” “predict,” “anticipate,” “goal,” “should,” “assume,” “believe,” or other words that convey the uncertainty of future events or outcomes.
Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008
For the quarter ended September 30, 2009, royalty income received by the Trust amounted to $10,469,008 compared to royalty income of $35,552,084 during the third quarter of 2008. The decrease in royalty income is primarily attributable to significant decreases in both oil and gas prices and related production.
Interest income for the quarter ended September 30, 2009, was $335 compared to $20,118 during the third quarter of 2008. The decrease in interest income is primarily attributable to less funds available for investment and significantly lowered interest rates. General and administrative expenses during the third quarter of 2009 amounted to $135,642 compared to $134,748 during the third quarter of 2008. The increase in general and administrative expenses can be primarily attributed to professional expenses.
These transactions resulted in distributable income for the quarter ended September 30, 2009 of $10,333,701 or $.221711 per Unit of beneficial interest. Distributions of $.074511, $.079435 and $.067764 per Unit were made to Unit holders of record as of July 31, 2009, August 31, 2009 and September 30, 2009, respectively. For the third quarter of 2008, distributable income was $35,437,454, or $.760317 per Unit of beneficial interest.

Royalty income for the Trust for the third quarter of the calendar year is associated with actual oil and gas production for the period of May, June and July 2009 from the properties from which the Trust’s net overriding royalty interests (“Royalties”) were carved. Oil and gas sales attributable to the Royalties and the properties from which the Royalties were carved are as follows:

	Third Quarter
	2009	2008
Royalties:
Oil sales (Bbls)	138,420	189,184
Gas sales (Mcf)	588,825	955,832

Product Sales From Which The Royalties Were Carved:
Oil:
Total oil sales (Bbls)	266,797	265,967
Average per day (Bbls)	2,900	2,891
Average price per Bbl	$59.65	$104.07

Gas:
Total gas sales (Mcf)	1,474,200	1,475,516
Average per day (Mcf)	16,024	16,038
Average price per Mcf	$4.48	$11.06
The average received price of oil decreased to an average price per barrel of $59.65 per Bbl in the third quarter of 2009, compared to $104.07 per Bbl in the third quarter of 2008 due to worldwide market variables. The Trustee has been advised by ConocoPhillips that for the period of August 1, 1993, through September 30, 2009, the oil from the Waddell Ranch properties was being sold under a competitive bid to a third party. The average price of gas decreased from $11.06 per Mcf in the third quarter of 2008 to $4.48 per Mcf in the third quarter of 2009 due to change in overall market variables.
Since the oil and gas sales attributable to the Royalties are based on an allocation formula that is dependent on such factors as price and cost (including capital expenditures), the production amounts in the Royalties section of the above table do not provide a meaningful comparison. Oil sales volumes increased and gas sales volumes decreased from the Underlying Properties (as defined in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2008) for the applicable period in 2009 compared to 2008.
Capital expenditures for drilling, remedial and maintenance activities on the Waddell Ranch properties during the third quarter of 2009 totaled $3,881,031 as compared to $2,643,259 to the Trust for the third quarter of 2008. ConocoPhillips has informed the Trustee that the 2009 capital expenditures budget has been revised to $27.1 million (gross) for the Waddell Ranch properties. The total amount of capital expenditures for 2008 was $24.1 million. Through the third quarter of 2009, capital expenditures of $20.2 million (gross) have been expended.
The Trustee has been advised that there were 3 wells completed and 2 drill wells in progress, and 12 workover wells completed and 1 workover well in progress, during the three months ended

September 30, 2009 as compared to no wells completed, 4 drill wells in progress, and 21 workover wells completed and 14 workover wells in progress for the three months ended September 30, 2008 on the Waddell Ranch properties. There were 33 facility projects completed and 24 projects in progress for the third quarter of 2009.
Lease operating expenses and property taxes totaled $4.7 million for the third quarter of 2009, compared to $4.2 million in the third quarter of 2008 on the Waddell Ranch properties. This increase is primarily attributable to increased ad valorem taxes and an increase in the project management fee.
Nine Months Ended September 30, 2009 and 2008
For the nine months ended September 30, 2009, royalty income received by the Trust amounted to $24,907,635 compared to royalty income of $89,237,008 for the nine months ended September 30, 2008. The decrease in royalty income is primarily due to a substantial decrease in oil and gas prices in the first nine months of 2009 compared to the first nine months in 2008. Interest income for the nine months ended September 30, 2009 was $3,017 compared to $75,332 for the nine months ended September 30, 2008. The decrease in interest income is attributable primarily to lower interest rates. General and administrative expenses for the nine months ended September 30, 2009 were $1,065,614. During the nine months ended September 30, 2008, general and administrative expenses were $848,993. The increase in general and administrative expenses is primarily due to enhanced Unit holder reporting and other professional expenses.
These transactions resulted in distributable income for the nine months ended September 30, 2009 of $23,845,038, or $.511600 per Unit. For the nine months ended September 30, 2008, distributable income was $88,463,347, or $1.897997 per Unit.
Royalty income for the Trust for the nine months ended September 30, 2009 is associated with actual oil and gas production for the period November 2008 through July 2009 from the properties from which the Royalties were carved. Oil and gas production attributable to the Royalties and the properties from which the Royalties were carved are as follows:

	Nine Months Ended
	2009	2008
Royalties:
Oil sales (Bbls)	390,775	588,229
Gas sales (Mcf)	1,579,848	2,921,475

Properties From Which The Royalties Were Carved:
Oil:
Total oil sales (Bbls)	813,511	823,874
Average per day (Bbls)	2,980	3,007
Average price per Bbl	$46.66	$104.07
Gas:
Total gas sales (Mcf)	4,300,963	4,488,904
Average per day (Mcf)	15,754	16,383
Average price per Mcf	$4.44	$11.06

The average received price of oil decreased during the nine months ended September 30, 2009 to $46.66 per barrel compared to $104.07 per barrel for the same period in 2008. The decrease in the average price of oil is primarily due to decreased worldwide market demand in 2009. The decrease in the average price of gas from $11.06 per Mcf for the nine months ended September 30, 2008 to $4.44 per Mcf for the nine months ended September 30, 2009 is primarily the result of a decrease in the spot prices of natural gas.
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
Capital expenditures for the Waddell Ranch properties for the nine months ended September 30, 2009 totaled $9.3 million compared to $4.3 million for the same period in 2008. ConocoPhillips has previously advised the Trust that the remaining 2009 capital expenditures budget for the Waddell Ranch properties is $6.9 million.
The Trustee has been advised that 9 wells were drilled and completed and 2 wells to be completed on the Waddell Ranch properties during the nine months ended September 30, 2009, as compared to no wells drilled and completed and 4 wells to be completed on the Waddell Ranch Properties during the nine months ended September 30, 2008. Approximately 25 workover wells were completed and approximately 1 workover well was in progress as of September 30, 2009. Approximately 36 facilities projects were completed and 24 facilities projects were in progress.
Lease operating expense and property taxes totaled $11.4 million for the nine months ended September 30, 2009 compared to $12.2 million for the same period in 2008. The decrease in lease operating expense is primarily attributable to a reduction in vendor pricing.
Calculation of Royalty Income
The Trust’s royalty income is computed as a percentage of the net profit from the operation of the properties in which the Trust owns net overriding royalty interests. These percentages of net profits are 75% and 95% in the case of the Waddell Ranch properties and the Texas Royalty properties, respectively. Royalty income received by the Trust for the three months ended September 30, 2009 and 2008, respectively, were computed as shown in the table below:

	THREE MONTHS ENDED SEPTEMBER 30,
	2009		2008
	WADDELL	TEXAS	WADDELL	TEXAS
	RANCH	ROYALTY	RANCH	ROYALTY
	PROPERTIES	PROPERTIES	PROPERTIES	PROPERTIES

Gross proceeds of sales from the Underlying Properties
Oil proceeds	$11,136,482	$4,778,476	$23,642,563	$10,349,023
Gas proceeds	5,836,377	775,040	17,463,110	2,570,597

Total	16,972,859	5,553,516	41,105,673	12,919,620

	THREE MONTHS ENDED SEPTEMBER 30,
	2009		2008
	WADDELL	TEXAS	WADDELL	TEXAS
	RANCH	ROYALTY	RANCH	ROYALTY
	PROPERTIES	PROPERTIES	PROPERTIES	PROPERTIES

Less:
Severance tax:
Oil	434,136	173,939	1,006,313	386,307
Gas	330,079	45,387	1,061,080	162,598
Lease operating expense and property tax:
Oil and gas	4,669,575	360,000	4,243,815	330,000
Capital expenditures	3,881,031	—	2,643,259	—

Total	9,314,821	579,327	8,954,467	878,905

Net profits	7,658,038	4,974,189	32,151,206	12,040,715
Net overriding royalty interests	75%	95%	75%	95%

Royalty income	$5,743,529	$4,725,480	$24,113,405	$11,438,679

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
New Accounting Pronouncements
     In May 2009, the Financial Accounting Standards Board (“FASB”) issued guidance which establishes accounting and reporting standards for events that occur after the balance sheet date but before the financial statements are issued or are available to be issued and requires the disclosure of the date through which a company has evaluated subsequent events. This guidance was effective for the Trust for the period ended June 30, 2009 and the adoption did not have an impact on the Trust’s financial statements. Refer to footnote 4 for required disclosures.
     In June 2009, the FASB issued guidance which changes the way entities account for securitizations. The new standard is effective for the Trust on January 1, 2010 and the adoption is not expected to have a significant impact on the Trust’s financial statements.
     In June 2009, the FASB issued guidance which changes the way entities account for special-purpose entities. The new standard is effective for the Trust on January 1, 2010 and the adoption is not expected to have a significant impact on the Trust’s financial statements.
     In June 2009, the FASB issued guidance effective July 1, 2009 that requires all then-existing non-SEC accounting and reporting standards to be superseded by the FASB Accounting Standards Codification (the “Codification”), the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Previous references to then-existing non-SEC accounting and reporting standards were removed and are reflected in the Trust’s footnotes herein.
Revenue Recognition
Revenues from the royalty interests are recognized in the period in which amounts are received by the Trust. Royalty income received by the Trust in a given calendar year will generally reflect the proceeds, on an entitlement basis, from natural gas produced and sold for the twelve-month period ended October 31st in that calendar year. Royalty income received by the Trust in the third quarter of 2009 generally reflects the proceeds associated with actual oil and gas production for the period of May, June and July 2009.
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
Contingencies
Contingencies related to the Underlying Properties that are unfavorably resolved would generally be reflected by the Trust as reductions to future royalty income payments to the Trust with corresponding reductions to cash distributions to Unit holders. The Trustee is aware of no such items as of September 30, 2009.
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
Item 4. Controls and Procedures
As of the end of the period covered by this report, the Trustee carried out an evaluation of the effectiveness of the design and operation of the Trust’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15. Based upon that evaluation, the Trustee concluded that the Trust’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Trust in the reports that it files or submits under the Securities Exchange Act of 1934 and are effective in ensuring that information required to be disclosed by the Trust in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Trustee to allow timely decisions regarding required disclosure. In its evaluation of disclosure controls and procedures, the Trustee has relied, to the extent considered reasonable, on information provided by Burlington Resources Oil & Gas Company LP, the owner of the Waddell Ranch properties, and Riverhill Energy Corporation, the owner of the Texas Royalty properties. There has not been any change in the Trust’s internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting.

PART II — OTHER INFORMATION
Items 1 through 5.
Not applicable.
Item 6. Exhibits

4.1	Permian Basin Royalty Trust Indenture dated November 3, 1980, between Southland Royalty Company (now Burlington Resources Oil & Gas Company LP) and The First National Bank of Fort Worth (now Bank of America, N.A.), as Trustee, heretofore filed as Exhibit (4)(a) to the Trust’s Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980 is incorporated herein by reference.

4.2	Net Overriding Royalty Conveyance (Permian Basin Royalty Trust) from Southland Royalty Company (now Burlington Resources Oil & Gas Company LP) to The First National Bank of Fort Worth (now Bank of America, N.A.), as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit (4)(b) to the Trust’s Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980 is incorporated herein by reference.

4.3	Net Overriding Royalty Conveyance (Permian Basin Royalty Trust - Waddell Ranch) from Southland Royalty Company (now Burlington Resources Oil & Gas Company LP) to The First National Bank of Fort Worth (now Bank of America, N.A.), as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit (4)(c) to the Trust’s Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980 is incorporated herein by reference.

10.1	Registration Rights Agreement dated as of July 21, 2004 by and between Burlington Resources, Inc. and Bank of America, N.A., as trustee of Permian Basin Royalty Trust, heretofore filed as Exhibit 10.1 to the Trust’s Quarterly Report on Form 10-Q to the Securities and Exchange Commission for the quarterly period ended June 30, 2004 is incorporated herein by reference.

10.2	Underwriting Agreement dated December 15, 2005 among the Permian Basin Royalty Trust, Burlington Resources, Inc., Burlington Resources Oil & Gas L.P. and Lehman Brothers Inc. and Wachovia Capital Markets, LLC as representatives of the several underwriters, heretofore filed as Exhibit 10.1 to the Trust’s current report on Form 8-K to the Securities and Exchange Commission filed on December 19, 2005, is incorporated herein by reference.

10.3	Underwriting Agreement dated August 2, 2005 among the Permian Basin Royalty Trust, Burlington Resources, Inc., Burlington Resources Oil & Gas L.P. and Goldman Sachs & Co. and Lehman Brothers Inc. as representatives of the several underwriters, heretofore filed as Exhibit 10.1 to the Trust’s current report on Form 8-K to the Securities and Exchange Commission filed on August 8, 2005, is incorporated herein by reference.

10.4	Underwriting Agreement dated August 17, 2006, among Permian Basin Royalty Trust, ConocoPhillips, Burlington Resources Oil & Gas Company LP and Lehman Brothers Inc. and Wachovia Capital Markets, LLC as representatives of the several underwriters heretofore filed as Exhibit 10.1 to the Trust’s current report on Form 8-K to the Securities and Exchange Commission filed on August 22, 2006, is incorporated herein by reference.

31.1	Certification by Ron E. Hooper, Senior Vice President and Trust Administrator of Bank of America, Trustee of Permian Basin Royalty Trust, dated November 2, 2009 and submitted pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate by Bank of America, Trustee of Permian Basin Royalty Trust, dated November 2, 2009 and submitted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

BANK OF AMERICA, N.A., TRUSTEE FOR THE PERMIAN BASIN ROYALTY TRUST
By:	/s/ RON E. HOOPER
Ron E. Hooper,
Senior Vice President and Trust Administrator Bank of America, N.A.

Date: November 2, 2009
(The Trust has no directors or executive officers.)

INDEX TO EXHIBITS

Exhibit
Number	Exhibit

4.1	Permian Basin Royalty Trust Indenture dated November 3, 1980, between Southland Royalty Company (now Burlington Resources Oil & Gas Company LP) and The First National Bank of Fort Worth (now Bank of America, N.A.), as Trustee, heretofore filed as Exhibit (4)(a) to the Trust’s Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980 is incorporated herein by reference.*

4.2	Net Overriding Royalty Conveyance (Permian Basin Royalty Trust) from Southland Royalty Company (now Burlington Resources Oil & Gas Company LP) to The First National Bank of Fort Worth (now Bank of America, N.A.), as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit (4)(b) to the Trust’s Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980 is incorporated herein by reference.*

4.3	Net Overriding Royalty Conveyance (Permian Basin Royalty Trust — Waddell Ranch) from Southland Royalty Company (now Burlington Resources Oil & Gas Company LP) to The First National Bank of Fort Worth (now Bank of America, N.A.), as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit (4)(c) to the Trust’s Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980 is incorporated herein by reference.*

10.1	Registration Rights Agreement dated as of July 21, 2004 by and between Burlington Resources, Inc. and Bank of America, N.A., as trustee of Permian Basin Royalty Trust, heretofore filed as Exhibit 10.1 to the Trust’s Quarterly Report on Form 10-Q to the Securities and Exchange Commission for the quarterly period ended June 30, 2004 is incorporated herein by reference.*

10.2	Underwriting Agreement dated December 15, 2005 among the Permian Basin Royalty Trust, Burlington Resources, Inc., Burlington Resources Oil & Gas L.P. and Lehman Brothers Inc. and Wachovia Capital Markets, LLC as representatives of the several underwriters, heretofore filed as Exhibit 10.1 to the Trust’s current report on Form 8-K to the Securities and Exchange Commission filed on December 19, 2005, is incorporated herein by reference.*

10.3	Underwriting Agreement dated August 2, 2005 among the Permian Basin Royalty Trust, Burlington Resources, Inc., Burlington Resources Oil & Gas L.P. and Goldman Sachs & Co. and Lehman Brothers Inc. as representatives of the several underwriters, heretofore filed as Exhibit 10.1 to the Trust’s current report on Form 8-K to the Securities and Exchange Commission filed on August 8, 2005, is incorporated herein by reference.*

Exhibit
Number	Exhibit

10.4	Underwriting Agreement dated August 17, 2006, among Permian Basin Royalty Trust, ConocoPhillips, Burlington Resources Oil & Gas Company LP and Lehman Brothers Inc. and Wachovia Capital Markets, LLC as representatives of the several underwriters heretofore filed as Exhibit 10.1 to the Trust’s current report on Form 8-K to the Securities and Exchange Commission filed on August 22, 2006, is incorporated herein by reference.*

31.1	Certification by Ron E. Hooper, Senior Vice President and Trust Administrator of Bank of America, Trustee of Permian Basin Royalty Trust, dated November 2, 2009 and submitted pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate by Bank of America, Trustee of Permian Basin Royalty Trust, dated November 2, 2009 and submitted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

*	A copy of this Exhibit is available to any Unit holder, at the actual cost of reproduction, upon written request to the Trustee, U.S. Trust, Bank of America Private Wealth Management, 901 Main Street, Dallas, Texas 75202.