Form 10-K
period 2009-12-31
PERMIAN BASIN ROYALTY TRUST
filed 2010-03-01
CIK 319654

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $506,637,612.52.
     At March 1, 2010, there were 46,608,796 Units of Beneficial Interest of the Trust outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None.

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

(i)

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
     In 1985, Southland Royalty became a wholly-owned subsidiary of Burlington Northern Inc. (“BNI”). In 1988, BNI transferred its natural resource operations to Burlington Resources Inc. (“BRI”) as a result of which Southland Royalty became a wholly-owned indirect subsidiary of BRI. As a result of this transfer, Meridian Oil Inc., a Delaware corporation (“MOI”), which was the parent company of Southland Royalty, became a wholly owned direct subsidiary of BRI. Effective January 1, 1996, Southland Royalty was merged with and into MOI. As a result of this merger, the separate corporate existence of Southland Royalty ceased and MOI survived and succeeded to the ownership of all of the assets of Southland Royalty and assumed all of its rights, powers, privileges, liabilities and obligations. Effective July 11, 1996, MOI changed its name to Burlington Resources Oil & Gas Company, now Burlington Oil & Gas Company LP (“BROG”). Any reference to BROG hereafter for periods prior to the occurrence of the aforementioned name change or merger should, as applicable, be construed to be a reference to MOI or Southland Royalty. Further, BROG notified the Trust that, on February 14, 1997, the Texas Royalty properties that are subject to the Net Overriding Royalty Conveyance dated November 1, 1980 (“Texas Royalty Conveyance”), were sold to Riverhill Energy Corporation (“Riverhill Energy”) of Midland, Texas. Effective March 31, 2006, ConocoPhillips acquired BRI pursuant to a merger between BRI and a wholly-owned subsidiary of ConocoPhillips. As a result of this acquisition, BRI and BROG are both wholly-owned subsidiaries of ConocoPhillips.

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

     Widely Held Fixed Investment Trust Reporting Information
     Some Trust Units are held by middlemen, as such term is broadly defined in U.S. Treasury Regulations (and includes custodians, nominees, certain joint owners, and brokers holding an interest for a custodian in street name, collectively referred to herein as “middlemen”). Therefore, the Trustee considers the Trust to be a non-mortgage widely held fixed investment trust (“WHFIT”) for U.S. federal income tax purposes. U.S. Trust, Bank of America Private Wealth Management, EIN: 56-0906609, 901 Main Street, 17th Floor, Dallas, Texas 75202, telephone number (214) 209-2400, is the representative of the Trust that will provide tax information in accordance with applicable U.S. Treasury Regulations governing the information reporting requirements of the Trust as a WHFIT. Tax information is also posted by the Trustee at www.pbt-permianbasintrust.com. Notwithstanding the foregoing, the middlemen holding Trust Units on behalf of Unit holders, and not the Trustee of the Trust, are solely responsible for complying with the information reporting requirements under the U.S. Treasury Regulations with respect to such Trust Units, including the issuance of IRS Forms 1099 and certain written tax statements. Unit holders whose Trust Units are held by middlemen should consult with such middlemen regarding the information that will be reported to them by the middlemen with respect to the Trust Units.

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
     Production and development costs attributable to the Royalties are deducted in the calculation of the Trust’s share of net proceeds. Accordingly, higher or lower production and development costs will directly decrease or increase the amount received by the Trust from the Royalties. Production and development costs are impacted by increases in commodity prices, both directly, through commodity price dependent costs, such as electricity, and indirectly, as a result of demand driven increases in costs of oilfield goods and services. For example, the costs of electricity that will be included in production and development costs deducted in calculating the Trust’s share of 2010 net proceeds could increase compared to the electrical costs incurred during 2009 principally as a result of higher fuel surcharges which could be charged by the third party electricity provider in response to the higher costs of natural gas consumed to generate the electricity. These increased costs could reduce the Trust’s share of 2010 net proceeds below the level that would exist if such costs remained at the level experienced in 2009. If production and development costs attributable to the Royalties exceed the gross proceeds related to production from the Underlying Properties, the Trust will not receive net proceeds until future proceeds from production exceed the total of the excess costs plus accrued interest during the deficit period. Development activities may not generate sufficient additional proceeds to repay the costs.
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
     The Trust has not received any written comments from the Securities and Exchange Commission staff regarding its periodic or current reports under the Act not less than 180 days before December 31, 2009, which comments remain unresolved.

Item 2.	Properties
     The net overriding royalties conveyed to the Trust (the “Royalties”) include: (1) a 75% net overriding royalty carved out of Southland Royalty’s fee mineral interests in the Waddell Ranch in Crane County, Texas (the “Waddell Ranch properties”); and (2) a 95% net overriding royalty carved out of Southland Royalty’s major producing royalty interests in Texas (the “Texas Royalty properties”). The interests out of which the Trust’s net overriding royalty interests were carved were in all cases less than 100%. The Trust’s net overriding royalty interests represent burdens against the properties in favor of the Trust without regard to ownership of the properties from which the overriding royalty interests were carved. The net overriding royalty for the Texas Royalty properties is subject to the provisions of the lease agreements under which such royalties were created. References below to “net” wells and acres are to the interests of BROG (from which the Royalties were carved) in the “gross” wells and acres.
     A production index for oil and gas properties is the number of years derived by dividing remaining reserves by current production. The production index for the Trust properties based on the reserve report prepared by independent petroleum engineers as of December 31, 2009, is approximately 9.2 years.
     The following information under this Item 2 is based upon data and information, including audited computation statements, furnished to the Trustee by BROG and Riverhill Energy.
PRODUCING ACREAGE, WELLS AND DRILLING
     Waddell Ranch Properties. The net profits/overriding royalty interest in the Waddell Ranch properties is the largest asset of the Trust. The mineral interests in the Waddell Ranch, from which such net royalty interests are carved vary from 37.5% (Trust net interest) to 50% (Trust net interest) in 78,715 gross (34,205 net) producing acres. A majority of the proved reserves are attributable to six fields: Dune, Sand Hills (Judkins), Sand Hills (McKnight), Sand Hills (Tubb), University-Waddell (Devonian) and Waddell. At December 31, 2009, the Waddell Ranch properties contained 800 gross (372 net) productive oil wells, 213 gross (87 net) productive gas wells and 294 gross (131 net) injection wells.
     BROG is operator of record of the Waddell Ranch properties. All field, technical and accounting operations have been contracted by agreements between the working interest owners and Schlumberger Integrated Project Management (IPM) and Riverhill Capital Corporation (“Riverhill Capital”), but remain under the direction of BROG.
     Six major fields on the Waddell Ranch properties account for more than 90% of the total production. In the six fields, there are 12 producing zones ranging in depth from 2,800 to 10,600 feet. Most prolific of these zones are the Grayburg and San Andres, which produce from depths between 2,800 and 3,400 feet. Also productive from the San Andres are the Sand Hills (Judkins) gas field and the Sand Hills

(McKnight) oil field, the Dune (Grayburg/San Andres) oil field, and the Waddell (Grayburg/San Andres) oil field.
     The Dune and Waddell oil fields are productive from both the Grayburg and San Andres formations. The Sand Hills (Tubb) oil fields produce from the Tubb formation at depths averaging 4,300 feet, and the University Waddell (Devonian) oil field is productive from the Devonian formation between 8,400 and 9,200 feet.
     The Waddell Ranch properties are mature producing properties, and all of the major oil fields are currently being waterflooded for the purpose of facilitating enhanced recovery. Proved reserves and estimated future net revenues attributable to the properties are included in the reserve reports summarized below. BROG does not own the full working interest in any of the tracts constituting the Waddell Ranch properties and, therefore, implementation of any development programs will require approvals of other working interest holders as well as BROG. In addition, implementation of any development programs will be dependent upon oil and gas prices currently being received and anticipated to be received in the future. There were 11 gross (5 net) wells drilled and completed on the Waddell Ranch properties during 2009. At December 31, 2009, there were no drill wells and 2 workovers in progress on the Waddell Ranch properties. There were 3 gross (1 net) wells drilled and completed on the Waddell Ranch properties during 2008. At December 31, 2008 there were 6 drill wells and 3 workovers in progress on the Waddell Ranch properties. There were 13 gross (6.5 net) wells drilled and completed on the Waddell Ranch properties during 2007. At December 31, 2007 there was 1 drill well and no workovers in progress on the Waddell Ranch properties.
     In 2009, there were no net productive and no dry exploratory wells drilled, and 5 net productive and no dry development wells drilled on the Waddell Ranch properties, compared to no net productive and no dry exploratory wells drilled and 1 net productive and no dry development wells drilled in 2008. In 2007, there were no net productive and no dry exploratory wells drilled, and 6.5 net productive and no dry development wells drilled on the Waddell Ranch Properties.
     BROG has advised the Trustee that the total amount of capital expenditures for 2009 with regard to the Waddell Ranch properties totaled $24.1 million. Capital expenditures include the cost of remedial and maintenance activities. This amount spent is approximately $3.0 million less than the budgeted amount projected by BROG for 2009. BROG has advised the Trustee that the capital expenditures budget for 2010 totals approximately $14.5 million, of which approximately $0 million (gross) is attributable to the 2010 drilling program, and $9.1 million (gross) to workovers and recompletions. The remaining $5.4 million is attributable to facilities. Accordingly, there is a 40% decrease in capital expenditures for 2010 as compared with the 2009 capital expenditures. The major reason for the variance is the decrease in the number of planned capital recompletion and drilling wells. There will be 0 new drill wells in 2010 as compared to 11 in 2009.
     Texas Royalty Properties. The Texas Royalty properties consist of royalty interests in mature producing oil fields, such as Yates, Wasson, Sand Hills, East Texas, Kelly-Snyder, Panhandle Regular, N. Cowden, Todd, Keystone, Kermit, McElroy, Howard-Glasscock, Seminole and others located in 33 counties across Texas. The Texas Royalty properties consist of approximately 125 separate royalty interests containing approximately 303,000 gross (approximately 51,000 net) producing acres. Approximately 41% of the future net revenues discounted at 10% attributable to Texas Royalty properties are located in the Wasson and Yates fields. Detailed information concerning the number of wells on royalty properties is not generally available to the owners of royalty interests. Consequently, an accurate count of the number of wells located on the Texas Royalty properties cannot readily be obtained.
     In February 1997, BROG sold its interests in the Texas Royalty properties that are subject to the Net Overriding Royalty Conveyance to the Trust dated effective November 1, 1980 (“Texas Royalty Conveyance”) to Riverhill Energy Corporation (“Riverhill Energy”), which was then a wholly-owned subsidiary of Riverhill Capital and an affiliate of Coastal Management Corporation (“CMC”). At the time of such sale, Riverhill Capital was a privately owned Texas corporation with offices in Bryan and Midland, Texas. The Trustee was informed by BROG that, as required by the Texas Royalty Conveyance, Riverhill Energy succeeded to all of the requirements upon and the responsibilities of BROG under the Texas Royalty Conveyance with regard to the Texas Royalty properties. BROG and Riverhill Energy further advised the Trustee that all accounting operations pertaining to the Texas Royalty properties were being performed by Riverhill Energy.
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
     Well Count and Acreage Summary. The following table shows as of December 31, 2009, the gross and net producing wells and acres for the BROG and Riverhill Energy interests. The net wells and acres are determined by multiplying the gross wells or acres by the BROG and Riverhill Energy interests owner’s working interest in the wells or acres. There is very little undeveloped acreage held by the Trust, and all this is held by production.

	NUMBER OF WELLS		ACRES
	Gross	Net	Gross	Net
BROG and Riverhill Energy Interests	1,298	586	76,922	33,246
OIL AND GAS PRODUCTION
     The Trust recognizes production during the month in which the related distribution is received. Production of oil and gas attributable to the Royalties and the Underlying Properties, the related average sales prices and the average production cost per unit of production attributable to the Underlying Properties for the three years ended December 31, 2009, excluding portions attributable to the adjustments discussed below, were as follows:

	Waddell Ranch			Texas Royalty
	Properties			Properties			Total
	2009	2008	2007	2009	2008	2007	2009	2008	2007
Royalties:
Production
Oil (barrels)	272,734	454,247	437,420	277,189	306,011	303,458	549,923	760,258	740,878
Gas (Mcf)	1,809,253	3,143,777	2,996,313	460,647	529,291	481,585	2,269,900	3,673,068	3,477,898
Underlying Properties:
Production
Oil (barrels)	753,419	722,025	846,104	325,507	333,692	344,166	1,078,926	1,055,717	1,190,270
Gas (Mcf)	5,113,378	5,350,284	5,859,974	541,511	577,506	547,871	5,654,889	5,927,790	6,407,845
Average Sales Price
Oil/barrel	54.62	102.41	62.51	51.76	102.39	60.14	53.18	102.41	61.54
Gas/Mcf	4.56	10.35	7.21	6.38	13.55	9.64	4.93	10.81	7.54
Average Production Cost
Oil/barrel	12.70	10.79	8.69	N/A	N/A	N/A	N/A	N/A	N/A
Gas/Mcf	1.14	1.07	1.01	N/A	N/A	N/A	N/A	N/A	N/A
     Since the oil and gas sales attributable to the Royalties are based on an allocation formula that is dependent on such factors as price and cost (including capital expenditures), production amounts do not necessarily provide a meaningful comparison.

     Waddell Ranch properties lease operating expense for 2009 was $39.095 million (gross) and $15.411 million (net). The lease operating expense increased 20% from 2008 to 2009 primarily because of an increased management cost. Waddell Ranch lifting cost on a barrel of oil equivalent (BOE) basis was $10.96/bbl as compared to $8.91 in 2008 and $8.02 in 2007.
PRICING INFORMATION
     Reference is made to the caption entitled “Regulation” for information as to federal regulation of prices of natural gas. The following paragraphs provide information regarding sales of oil and gas from the Waddell Ranch properties. As a royalty owner, Riverhill Energy is not furnished detailed information regarding sales of oil and gas from the Texas Royalty properties.
     Oil. The Trustee has been advised by BROG that since June 2006, the oil from the Waddell Ranch has been marketed by ConocoPhillips by soliciting bids from third parties on an outright sale basis of production listed in bid packages.
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
OIL AND GAS RESERVES
     The following are definitions adopted by the Securities and Exchange Commission (“SEC”) and the Financial Accounting Standards Board which are applicable to terms used within this Item:
     “Proved oil and gas reserves” are those quantities of oil and gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible—from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations—prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation. The project to extract the hydrocarbons must have commenced or the operator must be reasonably certain that it will commence the project within a reasonable time.
(i) The area of the reservoir considered as proved includes:
(A) The area identified by drilling and limited by fluid contacts, if any, and
(B) Adjacent undrilled portions of the reservoir that can, with reasonable certainty, be judged to be continuous with it and to contain economically producible oil or gas on the basis of available geoscience and engineering data.

(ii) In the absence of data on fluid contacts, proved quantities in a reservoir are limited by the lowest known hydrocarbons (LKH) as seen in a well penetration unless geoscience, engineering, or performance data and reliable technology establishes a lower contact with reasonable certainty.
(iii) Where direct observation from well penetrations has defined a highest known oil (HKO) elevation and the potential exists for an associated gas cap, proved oil reserves may be assigned in the structurally higher portions of the reservoir only if geoscience, engineering, or performance data and reliable technology establish the higher contact with reasonable certainty.
(iv) Reserves which can be produced economically through application of improved recovery techniques (including, but not limited to, fluid injection) are included in the proved classification when:
(A) Successful testing by a pilot project in an area of the reservoir with properties no more favorable than in the reservoir as a whole, the operation of an installed program in the reservoir or an analogous reservoir, or other evidence using reliable technology establishes the reasonable certainty of the engineering analysis on which the project or program was based; and
(B) The project has been approved for development by all necessary parties and entities, including governmental entities.
(v) Existing economic conditions include prices and costs at which economic producibility from a reservoir is to be determined. The price shall be the average price during the 12-month period prior to the ending date of the period covered by the report, determined as an unweighted arithmetic average of the first-day-of-the-month price for each month within such period, unless prices are defined by contractual arrangements, excluding escalations based upon future conditions.
     “Developed oil and gas reserves” are reserves of any category that can be expected to be recovered (i) through existing wells with existing equipment and operating methods or in which the cost of the required equipment is relatively minor compared to the cost of a new well; and (ii) through installed extraction equipment and infrastructure operational at the time of the reserves estimate if the extraction is by means not involving a well.
     “Estimated future net revenues” are computed by applying current prices of oil and gas reserves (with consideration of price changes only to the extent provided by contractual arrangements) to estimated future production of proved oil and gas reserves as of the date of the latest balance sheet presented, less estimated future expenditures (based on current costs) to be incurred in developing and producing the proved reserves, and assuming continuation of existing economic conditions.
     “Estimated future net revenues” are sometimes referred to herein as estimated future net cash flows.
     “Present value of estimated future net revenues” is computed using the estimated future net revenues and a discount factor of 10%.
     “Reserves” are estimated remaining quantities of oil and gas and related substances anticipated to be economically producible, as of a given date, by application of development projects to known accumulations. In addition, there must exist, or there must be a reasonable expectation that there will exist, the legal right to produce or a revenue interest in the production, installed means of delivering oil and gas or related substances to market, and all permits and financing required to implement the project.
     “Undeveloped oil and gas reserves” are reserves of any category that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion.
(i) Reserves on undrilled acreage shall be limited to those directly offsetting development spacing areas that are reasonably certain of production when drilled, unless evidence using reliable technology exists that establishes reasonable certainty of economic producibility at greater distances.
(ii) Undrilled locations can be classified as having undeveloped reserves only if a development plan has been adopted indicating that they are scheduled to be drilled within five years, unless the specific circumstances, justify a longer time.
(iii) Under no circumstances shall estimates for undeveloped reserves be attributable to any acreage for which an application of fluid injection or other improved recovery technique is contemplated, unless such techniques have been proved effective by actual projects in the same reservoir or an analogous reservoir, as defined in 17 CFR 210.4-10(a)(2), or by other evidence using reliable technology establishing reasonable certainty.

     The process of estimating oil and gas reserves is complex and requires significant judgment. As a result, the Trustee has developed internal policies and controls for estimating reserves. As described above, the Trust does not have information that would be available to a company with oil and gas operations because detailed information is not generally available to owners of royalty interests. The Trustee gathers production information (which information is net to the Trust’s interests in the Underlying Properties) and provides such information to Cawley, Gillespie & Associates, Inc., who extrapolates from such information estimates of the reserves attributable to the Underlying Properties based on its expertise in the oil and gas fields where the Underlying Properties are situated, as well as publicly available information. The Trust’s policies regarding reserve estimates require proved reserves to be in compliance with the SEC definitions and guidance.
     The independent petroleum engineers’ reports as to the proved oil and gas reserves attributable to the Royalties conveyed to the Trust were obtained from Cawley, Gillespie & Associates, Inc. Cawley, Gillespie & Associates, Inc, has been in business since 1973 when the petroleum consulting firm Keller & Augustson merged with the petroleum consulting firm Cawley, Harrington & Gillespie. The primary business of Cawley, Gillespie & Associates, Inc, is the estimation and evaluation of petroleum reserves. Kenneth J. Mueller has been employed by Cawley, Gillespie & Associates since 1996. Mr. Mueller attended Texas A&M University from 1975 to 1979, graduating with a Bachelor of Science degree, Summa Cum Laude, in Petroleum Engineering in 1979, and has in excess of fifteen years experience in oil and gas reserves studies and evaluations. Mr. Mueller is a licensed professional engineer with the Texas Board of Professional Engineers and a member of the Texas Society of Professional Engineers.
     Cawley, Gillespie & Associates, Inc.’s reports are attached as exhibits to this Form 10-K. The following table presents a reconciliation of proved reserve quantities from January 1, 2007 through December 31, 2009 (in thousands):

	Waddell Ranch		Texas Royalty
	Properties		Properties		Total
	Oil	Gas	Oil	Gas	Oil	Gas
	(Bbls)	(Mcf)	(Bbls)	(Mcf)	(Bbls)	(Mcf)
January 1, 2007	3,152	18,986	3,426	5,144	6,578	24,130
Extensions, discoveries, and other additions	50	133	—	63	50	196
Revisions of previous estimates	1,072	4,987	296	467	1,368	5,454
Production	(437)	(2,996)	(303)	(482)	(740)	(3,478)

December 31, 2007	3,837	21,110	3,419	5,192	7,256	26,302
Extensions, discoveries, and other additions	40	56	—	—	40	56
Revisions of previous estimates	(1,073)	(3,667)	397	1,646	(676)	(2,021)
Production	(454)	(3,144)	(306)	(529)	(760)	(3,673)

December 31, 2008	2,350	14,355	3,510	6,309	5,860	20,664
Extensions, discoveries, and other additions	95	249	—	—	95	249
Revisions of previous estimates	177	370	(85)	(615)	92	(245)
Production	(273)	(1,809)	(277)	(461)	(550)	(2,266)

December 31, 2009	2,349	13,165	3,148	5,233	5,497	18,402

     Estimated quantities of proved reserves and net cash flow as of December 31, 2009 are as follows:

	Waddell Ranch
	Properties
	Oil	Gas		10% Disc. Cash
	(Mstb)	(Mcf)	Net Cash Flow, M$	Flow, M$
Proved Developed Producing	2,209	12,902	$172,492	$112,301
Proved Developed Non-Producing	74	81	$4,309	$1,863

Proved Developed	2,283	12,983	$176,801	$114,164
Proved Undeveloped	66	182	$4,274	$2,094

Total Proved	2,349	13,165	$181,075	$116,258

	Texas Royalty
	Properties
	Oil	Gas		10% Disc. Cash
	(Mstb)	(Mcf)	Net Cash Flow, M$	Flow, M$
Proved Developed Producing	3,146	5,237	$197,736	$94,949
Proved Developed	3,146	5,237	$197,736	$94,949

Total Proved	3,146	5,237	$197,736	$94,949

	Total Waddell Ranch Plus Texas Royalty
	Properties
	Oil	Gas	Net Cash	10% Disc. Cash
	(Mstb)	(Mcf)	Flow, M$	Flow, M$
Proved Developed Producing	5,355	18,139	$370,228	$207,250
Proved Developed Non-Producing	74	81	$4,309	$1,863

Proved Developed	5,429	18,220	$374,537	$209,113
Proved Undeveloped	66	182	$4,274	$2,094

Total Proved	5,495	18,402	$378,811	$211,207
     Estimated quantities of proved developed reserves of oil and gas as of the dates indicated were as follows (in thousands):

	Oil	Gas
	(Barrels)	(Mcf)
Proved developed reserves:
January 1, 2007	6,443	23,233
December 31, 2007	7,199	26,120
December 31, 2008	5,662	20,664
December 31, 2009	5,429	18,220
The Financial Accounting Standards Board requires supplemental disclosures for oil and gas producers based on a standardized measure of discounted future net cash flows relating to proved oil and gas reserve quantities. Under this disclosure, future cash inflows are computed by applying the average prices during the 12-month period prior to fiscal year-end, determined as an unweighted arithmetic average of the first-day-of-the-month price for each month within such period, unless prices are defined by contractual arrangements, excluding escalations based upon future conditions. Future price changes are only considered to the extent provided by contractual arrangements in existence at year end. The standardized measure of discounted future net cash flows is achieved by using a discount rate of 10% a year to reflect the timing of future cash flows relating to proved oil and gas reserves.
Estimates of proved oil and gas reserves are by their very nature imprecise. Estimates of future net revenue attributable to proved reserves are sensitive to the unpredictable prices of oil and gas and other variables.

The 2009, 2008 and 2007 change in the standardized measure of discounted future net cash revenues related to future royalty income from proved reserves attributable to the Royalties discounted at 10% is as follows (in thousands):

	Waddell Ranch			Texas Royalty
	Properties			Properties			Total
	2009	2008	2007	2009	2008	2007	2009	2008	2007
January 1	$96,962	$316,135	$163,308	$81,765	$168,237	$102,663	$178,727	$484,372	$265,971
Extensions, discoveries, and other additions	3,371	936	2,898	0	0	399	3,371	936	3,297

Accretion of discount	9,696	31,613	16,331	8,176	16,824	10,266	17,872	48,437	26,597
Revisions of previous estimates and other	28,395	(176,221)	180,065	21,800	(66,456)	76,825	50,195	(242,677)	256,890

Royalty income	(22,166)	(75,501)	(46,467)	(16,792)	(36,840)	(21,916)	(38,958)	(112,341)	(68,383)

December 31	$116,258	$96,962	$316,135	$94,949	$81,765	$168,237	$211,207	$178,727	$484,372

Average oil and gas prices of $55.87 and $55.38 per barrel and $4.49 and $6.27 per Mcf were used to determine the estimated future net revenues from the Waddell Ranch properties and the Texas Royalty properties, respectively, at December 31, 2009. The upward revisions of both reserves and discounted future net cash flows for the Waddell Ranch properties and the Texas Royalty properties are primarily due to stronger pricing for oil and gas.
Oil and gas prices of $41.43 and $41.22 per barrel and $3.69 and $6.52 per Mcf were used to determine the estimated future net revenues from the Waddell Ranch properties and the Texas Royalty properties, respectively, at December 31, 2008. The downward revisions of both reserves and discounted future net cash flows for the Waddell Ranch properties and the Texas Royalty properties were primarily due to decrease in oil and gas prices from 2007 to 2008.
Oil and gas prices of $90.66 and $90.47 per barrel and $9.46 and $12.67 per Mcf, respectively, were used to determine the estimated future net revenues from the Waddell Ranch properties and the Texas Royalty properties, respectively, at December 31, 2007. The upward revisions of both reserves and discounted future net cash flows for the Waddell Ranch properties and the Texas Royalty properties were primarily due to increase in oil and gas prices from 2006 to 2007.
The following presents estimated future net revenue and the present value of estimated future net revenue attributable to the Royalties, for each of the years ended December 31, 2009, 2008 and 2007 (in thousands):

	2009		2008		2007
	Estimated		Estimated Future		Estimated Future
	Future Net Revenue	Present Value at 10%	Net Revenue	Present Value at 10%	Net Revenue	Present Value at 10%
Total Proved
Waddell Ranch properties	$181,075	$116,258	$148,888	$96,962	$518,547	$316,135
Texas Royalty properties	$197,736	$94,949	$173,000	$81,765	$357,507	$168,237

Total	$378,811	$211,207	$321,888	$178,727	$876,054	$484,372
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
     On December 19, 2007, President Bush signed into law the Energy Independence & Security Act of 2007 (PL 110 140). The EISA, among other things, prohibits market manipulation by any person in connection with the purchase or sale of crude oil, gasoline or petroleum distillates at wholesale in contravention of such rules and regulations that the Federal Trade Commission may prescribe, directs the Federal Trade Commission to enforce the regulations, and establishes penalties for violations thereunder.
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
Environmental Regulation
     Companies that are engaged in the oil and gas industry are affected by federal, state and local laws regulating the discharge of materials into the environment. Those laws may impact operations of the underlying properties.
     There is an increased focus by local, national and international regulatory bodies on greenhouse gas (GHG) emissions and climate change. Various regulatory bodies have announced their intent to regulate GHG emissions. As these regulations are under development, the Trustee is unable to predict the total impact of the potential regulations upon the operators of the Underlying Properties, and it is possible that operators of the underlying properties could face increases in operating costs in order to comply with GHG emissions legislation, which costs could reduce net proceeds payable to the Trust and Trust distributions.
Other Regulation
     The petroleum industry is also subject to compliance with various other federal, state and local regulations and laws, including, but not limited to, occupational safety, resource conservation and equal employment opportunity. The Trustee does not believe that compliance with these laws by the operating parties will have any material adverse effect on Unit holders.

Item 3.	Legal Proceedings
     There are no material pending legal proceedings to which the Trust is a party or of which any of its property is the subject.

Item 4.	Reserved.

PART II

Item 5.	Market for Units of the Trust, Related Security Holder Matters and Trust Purchases of Units
Units of Beneficial Interest
     Units of Beneficial Interest (“Units”) of the Trust are traded on the New York Stock Exchange with the symbol PBT. Quarterly high and low sales prices and the aggregate amount of monthly distributions paid each quarter during the Trust’s two most recent years were as follows:

	Sales Price		Distributions
2009	High	Low	Paid
First Quarter	$15.99	$7.38	$.156046
Second Quarter	14.00	8.75	.133838
Third Quarter	13.84	9.07	.221710
Fourth Quarter	14.84	11.75	.297172

Total for 2009			$.808766

			Distributions
2008	High	Low	Paid
First Quarter	$23.15	$15.25	$.560051
Second Quarter	27.80	20.75	.577627
Third Quarter	27.40	20.05	.760315
Fourth Quarter	23.89	12.47	.493363

Total for 2008			$2.391356
     Approximately 1,393 Unit holders of record held the 46,608,796 Units of the Trust at December 31, 2009.
     The Trust has no equity compensation plans and has not repurchased any Units during the period covered by this report.

Item 6.	Selected Financial Data

	For the Year Ended December 31,
	2009	2008	2007	2006	2005
Royalty income	$38,958,112	$112,341,696	$68,382,820	$66,407,199	$62,967,150
Distributable income	$37,695,948	$111,458,507	$67,619,230	$65,715,369	$62,267,669
Distributable income per Unit	$.808773	$2.391356	$1.450777	$1.410082	1.335964
Distributions per Unit	$.808766	$2.391356	$1.450777	$1.410082	1.335964
Total assets, December 31	$6,563,134	$6,318,009	$9,467,142	$6,574,350	$8,874,678
Computation of Royalty Income Received by the Trust
     The Trust’s royalty income is computed as a percentage of the net profit from the operation of the properties in which the Trust owns net overriding royalty interests. The percentages of net profits are 75% and 95% in the cases of the Waddell Ranch properties and the Texas Royalty properties, respectively. Royalty income received by the Trust for the five years ended December 31, 2009, was computed as shown in the table on the next page.

	Year Ended December 31,
	2009		2008		2007		2006		2005
	Waddell	Texas	Waddell	Texas	Waddell	Texas	Waddell	Texas	Waddell	Texas
Gross Proceeds of Sales	Ranch	Royalty	Ranch	Royalty	Ranch	Royalty	Ranch	Royalty	Ranch	Royalty
From the Underlying Properties:	Properties	Properties	Properties	Properties	Properties	Properties	Properties	Properties	Properties	Properties
Oil Proceeds	$39,049,617	$16,859,369	$78,716,086	$34,112,890	$51,897,859	$20,651,675	$51,185,185	$21,301,642	$43,967,934	$17,415,261
Gas Proceeds	22,960,089	3,438,799	54,694,736	7,831,734	41,997,463	5,275,253	40,386,375	5,780,321	37,531,266	5,050,206

Total	62,009,706	20,298,168	133,410,822	41,944,624	93,895,322	25,926,928	91,571,560	27,081,963	81,499,200	22,465,467

Less:
Severance Tax
Oil	1,414,303	603,461	3,365,962	1,301,428	2,241,791	779,513	2,219,552	760,043	1,806,281	675,609
Gas	1,255,967	201,144	3,172,496	511,315	2,474,922	337,861	2,587,606	378,513	2,319,699	325,044
Other	167,488	—	290,737	—	169,151	159,926	42,695	—	42,505	—
Lease Operating Expense and Property Tax
Oil and Gas	18,110,701	1,817,998	16,766,553	1,352,645	15,854,987	1,579,946	13,932,289	1,454,993	12,191,168	963,563

Capital Expenditures	11,506,146	—	9,146,511	—	11,198,975	—	15,265,143	—	7,151,598	—

Total	32,454,606	2,622,603	32,742,259	3,165,388	31,939,826	2,857,246	34,047,285	2,593,549	23,511,251	1,964,216

Net Profits	29,555,100	17,675,565	100,668,563	38,779,236	61,955,496	23,069,682	57,524,275	24,488,414	57,987,949	20,501,251
Net Overriding Royalty Interest	75%	95%	75%	95%	75%	95%	75%	95%	75%	95%

Royalty Income	22,166,325	16,791,787	75,501,422	36,840,274	46,466,622	21,916,198	43,143,206	23,263,993	43,490,961	19,476,189
Total Royalty Income for Distribution	$22,166,325	$16,791,787	$75,501,422	$36,840,274	$46,466,622	$21,916,198	$43,143,206	$23,263,993	$43,490,961	$19,476,189

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation
Trustee’s Discussion and Analysis for the Three-Year Period Ended December 31, 2009
Critical Accounting Policies and Estimates
     The trust’s financial statements reflect the selection and application of accounting policies that require the Trust to make significant estimates and assumptions. The following are some of the more critical judgment areas in the application of accounting policies that currently affect the Trust’s financial condition and results of operations.
     1. Revenue Recognition
     Revenues from Royalty Interests are recognized in the period in which amounts are received by the Trust. Royalty income received by the Trust in a given calendar year will generally reflect the proceeds from crude oil and natural gas produced for the twelve-month period ended October 31st in that calendar year.
     2. Reserve Recognition
     Independent petroleum engineers estimate the net proved reserves attributable to the Royalty Interests. Estimates of future net revenues from proved reserves have been prepared using average 12-month oil and gas prices, determined as an unweighted arithmetic average of the first-day-of-the-month price for each month within the 12-month period preceding the end of the most recent fiscal year, unless prices are defined by contractual arrangements. The reserves actually recovered and the timing of production may be substantially different from the reserve estimates and related costs. Numerous uncertainties are inherent in estimating volumes and the value of proved reserves and in projecting future production rates and the timing of development of non-producing reserves. Such reserve estimates are subject to change as market conditions change.
     Detailed information concerning the number of wells on royalty properties is not generally available to the owner of royalty interests. Consequently, the Registrant does not have information that would be disclosed by a company with oil and gas operations, such as an accurate account of the number of wells located on its royalty properties, the number of exploratory or development wells drilled on its royalty properties during the periods presented by this report, or the number of wells in process or other present activities on its royalty properties, and the Registrant cannot readily obtain such information.
     3. Contingencies
     Contingencies related to the Underlying Properties that are unfavorably resolved would generally be reflected by the Trust as reductions to future royalty income payments to the Trust with corresponding reductions to cash distributions to Unit holders.
Liquidity and Capital Resources
     As stipulated in the Trust Agreement, the Trust is intended to be passive in nature and the Trustee does not have any control over or any responsibility relating to the operation of the Underlying Properties. The Trustee has powers to collect and distribute proceeds received by the Trust and pay Trust liabilities and expenses and its actions have been limited to those activities. The Trust is a passive entity and other than the Trust’s ability to periodically borrow money as necessary to pay expenses, liabilities and obligations of the Trust that cannot be paid out of cash held by the Trust, the Trust is prohibited from engaging in borrowing transactions. As a result, other than such borrowings, if any, the Trust has no source of liquidity or capital resources other than the Royalties.

Results of Operations
     Royalty income received by the Trust for the three-year period ended December 31, 2009, is reported in the following table:

	Year Ended December 31,
Royalties	2009	2008	2007
Total Revenue	$38,958,112	$112,341,696	$68,382,820
	100%	100%	100%
Oil Revenue	28,167,940	72,758,958	42,116,916
	72%	65%	62%
Gas Revenue	10,790,172	39,582,738	26,265,904
	28%	35%	38%
Total Revenue/Unit	$0.835853	$2.4103	$1.467166
     Royalty income of the Trust for the calendar year is associated with actual oil and gas production for the period November of the prior year through October of the current year. Oil and gas sales for 2009, 2008 and 2007 for the Royalties and the Underlying Properties, excluding portions attributable to the adjustments discussed hereafter, are presented in the following table:

	Year Ended December 31,
Royalties	2009	2008	2007
Oil Sales (Bbls)	549,923	760,258	740,878
Gas Sales (Mcf)	2,269,900	3,673,068	3,477,898

Underlying Properties
Oil
Total Oil Sales (Bbls)	1,078,926	1,105,717	1,190,270
Average Per Day (Bbls)	2,885	3,021	3,261
Average Price/Bbl	$51.82	$102.04	$60.95

Gas
Total Gas Sales (Mcf)	5,654,899	5,927,790	6,407,845
Average Per Day (Mcf)	14,717	16,196	17,556
Average Price/Mcf	$4.67	$10.55	$7.38
     The average price of oil decreased to $51.82 per barrel in 2009, down from $102.04 per barrel in 2008. The average price of oil in 2007 was $60.95 per barrel. In addition, the average price of gas decreased from $10.55 per Mcf in 2008 to $4.67 per Mcf in 2009. The average price of gas in 2007 was $7.38 per Mcf. Oil prices have declined primarily because of world market conditions. Lower demand as a result of the deepening U.S. recession and slowing global economy, the tightened credit markets and rising crude oil supplies have caused oil prices to decline sharply in the first of 2009 but have since risen in the second half of 2009. Oil prices are expected to remain volatile.
     Beginning in 2006 and into 2007, gas prices trended lower primarily because of adequate natural gas supply inventory due to warmer than normal winter weather in 2006 and the absence of hurricane activity in the Gulf of Mexico. Much colder temperatures in early 2007 caused prices to partially rebound. As a result of higher storage levels, gas prices decreased in the first half of 2009. Due to concerns of oversupply from shale gas development, declining demand due to the deepening U.S. recession, falling oil prices and increased gas storage, recent gas prices have declined. Natural gas prices are expected to remain volatile.

     Since the oil and gas sales attributable to the Royalties are based on an allocation formula that is dependent on such factors as price and cost (including capital expenditures), production amounts do not necessarily provide a meaningful comparison. Total oil production decreased approximately 28% from 2008 to 2009 primarily due to lower prices received on production. Total gas production decreased approximately 38% from 2008 to 2009 primarily due to normal production decline and reduced revenue allocation.
     Total capital expenditures in 2009 used in the net overriding royalty calculation were approximately $11.5 million compared to $9.1 million in 2008 and $11.2 million in 2007. During 2009, there were 11 gross (6 net) wells drilled and completed on the Waddell Ranch properties. At December 31, 2009, there were no drill wells and 2 workovers in progress on the Waddell Ranch properties.
     In 2009, lease operating expense and property taxes on the Waddell Ranch properties amounted to approximately $45.9 million, which amount was higher than 2008 by $7.0 million.
     The Trustee has been advised by BROG that since June 2006, the oil from the Waddell Ranch has been marketed by ConocoPhillips by soliciting bids from third parties on an outright sale basis of production listed in bid packages.
     During 2009, the monthly royalty receipts were invested by the Trustee until the monthly distribution date, and earned interest totaled $3,319. Interest income for 2008 and 2007 was $ 90,572 and $125,338, respectively. General and administrative expenses in 2009 were $1,265,483 compared to $973,761 in 2008 and $888,928 in 2007, primarily due to increased expenses related to compliance with the Sarbanes Oxley Act and increased Unit holder reporting.
     Distributable income for 2009 was $37,695,948, or $.808773 per Unit.
     Distributable income for 2008 was $111,458,507, or $2.391356 per Unit.
     Distributable income for 2007 was $67,619,230, or $1.450777 per Unit.
Results of the Fourth Quarters of 2009 and 2008
     Royalty income received by the Trust for the fourth quarter of 2009 amounted to $14,050,477 or $.301455 per Unit. For the fourth quarter of 2008, the Trust received royalty income of $23,104,688 or $.495715 per Unit. Interest income for the fourth quarter of 2009 amounted to $302 compared to $15,240 for the fourth quarter of 2008. The decrease in interest income can be attributed primarily to a decrease in interest rate and types of investment. General and administrative expenses totaled $199,869 for the fourth quarter of 2009 compared to $124,768 for the fourth quarter of 2008. The increase in expenses related to an increase of professional expenses.
     Royalty income for the Trust for the fourth quarter is associated with actual oil and gas production during August through October from the Underlying Properties. Oil and gas sales attributable to the Royalties and the Underlying Properties for the quarter and the comparable period for 2008 are as follows:

	Fourth Quarter
	2009	2008
Royalties
Oil Sales (Bbls)	159,148	172,029
Gas Sales (Mcf)	690,052	751,593

Underlying Properties
Total Oil Sales (Bbls)	265,415	281,843
Average Per Day (Bbls)	2,885	3,064
Average Price/Bbls	$51.82	$96.13
Total Gas Sales (Mcf)	1,353,926	1,438,886
Average Per Day (Mcf)	14,717	15,640
Average Price/Mcf	$4.67	$8.96

     The posted price of oil decreased for the fourth quarter of 2009 compared to the fourth quarter of 2008, resulting in an average price per barrel of $51.82 compared to $96.13 in the same period of 2008. The average price of gas decreased for the fourth quarter of 2009 compared to the same period in 2008, resulting in an average price per Mcf of $4.67 compared to $8.96 in the fourth quarter of 2008.
     The Trustee has been advised that oil sales decreased in the fourth quarter of 2009 compared to the same period in 2008 primarily due to market demand. Gas sales from the Underlying Properties decreased in the fourth quarter of 2009 compared to the same period in 2008 due to the market demands.
     The Trust has been advised that 4 wells were drilled and completed during the three months ended December 31, 2009, and there were no wells in progress.
Off-Balance Sheet Arrangements.
     As stipulated in the Trust Agreement, the Trust is intended to be passive in nature and the Trustee does not have any control over or any responsibility relating to the operation of the Underlying Properties. The Trustee has powers to collect and distribute proceeds received by the Trust and pay Trust liabilities and expenses and its actions have been limited to those activities. Therefore, the Trust has not engaged in any off-balance sheet arrangements.
Tabular Disclosure of Contractual Obligations.

Contractual Obligations	Total	Payments Due by Period
		Less than 1 Year	1 - 3 Years	3-5 Years	More than 5 Years
Distribution payable to Unit holders	$5,483,148	$5,483,148	0	0	0
Total	$5,483,148	$5,483,148	0	0	0

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk
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
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Unit Holders of Permian Basin Royalty Trust and
Bank of America, N.A, Trustee:
We have audited the accompanying statements of assets, liabilities, and trust corpus of Permian Basin Royalty Trust (the “Trust”) as of December 31, 2009 and 2008, and the related statements of distributable income and changes in trust corpus for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Trustee. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
As described in Note 3 to the financial statements, these financial statements have been prepared on a modified cash basis of accounting which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America.
In our opinion, such financial statements present fairly, in all material respects, the assets, liabilities and trust corpus of the Trust at December 31, 2009 and 2008, and the distributable income and changes in trust corpus for each of the three years in the period ended December 31, 2009, on the basis of accounting described in Note 3.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Trust’s internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2010 expressed an unqualified opinion on the Trustee’s internal control over financial reporting.
DELOITTE & TOUCHE LLP
Austin, TX
March 1, 2010

PERMIAN BASIN ROYALTY TRUST
FINANCIAL STATEMENTS
STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS
DECEMBER 31, 2009 AND 2008

	2009	2008
ASSETS
Cash and Short-term Investments	$5,483,148	$5,147,216
Net Overriding Royalty Interests in Producing Oil and Gas Properties — Net (Notes 2 and 3)	1,079,986	1,170,793

	$6,563,134	$6,318,009

LIABILITIES AND TRUST CORPUS
Distribution Payable to Unit Holders	$5,483,148	$5,147,216
Trust Corpus — 46,608,796 Units of Beneficial Interest Authorized and Outstanding	1,079,986	1,170,793

	$6,563,134	$6,318,009

STATEMENTS OF DISTRIBUTABLE INCOME
FOR THE THREE YEARS ENDED DECEMBER 31, 2009

	2009	2008	2007
Royalty Income (Notes 2 and 3)	$38,958,112	$112,341,696	$68,382,820
Interest Income	3,319	90,572	125,338

	38,961,431	112,432,268	68,508,158
Expenditures — General and Administrative	1,265,483	973,761	888,928

Distributable Income	$37,695,948	$111,458,507	$67,619,230

Distributable Income per Unit (46,608,796 Units)	$.808773	$2.391356	$1.450777

The accompanying notes to financial statements are an integral part of these statements.

STATEMENTS OF CHANGES IN TRUST CORPUS
FOR THE THREE YEARS ENDED DECEMBER 31, 2009

	2009	2008	2007
Trust Corpus, Beginning of Period	$1,170,793	$1,293,935	$1,439,214
Amortization of Net Overriding Royalty Interests (Notes 2 and 3)	(90,807)	(123,142)	(145,279)
Distributable Income	37,695,948	111,458,507	67,619,230
Distributions Declared	(37,695,948)	(111,458,507)	(67,619,230)

Trust Corpus, End of Period	$1,079,986	$1,170,793	$1,293,935

The accompanying notes to financial statements are an integral part of these statements.

NOTES TO FINANCIAL STATEMENTS
1. Trust Organization and Provisions
     The Permian Basin Royalty Trust (“Trust”) was established as of November 1, 1980. Bank of America, N.A. (“Trustee”) is Trustee for the Trust. Southland Royalty Company (“Southland”) conveyed to the Trust (1) a 75% net overriding royalty in Southland’s fee mineral interest in the Waddell Ranch in Crane County, Texas (“Waddell Ranch properties”) and (2) a 95% net overriding royalty carved out of Southland’s major producing royalty properties in Texas (“Texas Royalty properties”). The net overriding royalties above are collectively referred to as the “Royalties.”
     On November 3, 1980, Units of Beneficial Interest (“Units”) in the Trust were distributed to the Trustee for the benefit of Southland shareholders of record as of November 3, 1980, who received one Unit in the Trust for each share of Southland common stock held. The Units are traded on the New York Stock Exchange.
     The terms of the Trust Indenture provide, among other things, that:
•	the Trust shall not engage in any business or commercial activity of any kind or acquire any assets other than those initially conveyed to the Trust;

•	the Trustee may not sell all or any part of the Royalties unless approved by holders of 75% of all Units outstanding in which case the sale must be for cash and the proceeds promptly distributed;

•	the Trustee may establish a cash reserve for the payment of any liability which is contingent or uncertain in amount;

•	the Trustee is authorized to borrow funds to pay liabilities of the Trust; and

•	the Trustee will make monthly cash distributions to Unit holders (see Note 2).
2. Net Overriding Royalty Interests and Distribution to Unit Holders
     The amounts to be distributed to Unit holders (“Monthly Distribution Amounts”) are determined on a monthly basis. The Monthly Distribution Amount is an amount equal to the sum of cash received by the Trustee during a calendar month attributable to the Royalties, any reduction in cash reserves and any other cash receipts of the Trust, including interest, reduced by the sum of liabilities paid and any increase in cash reserves. If the Monthly Distribution Amount for any monthly period is a negative number, then the distribution will be zero for such month. To the extent the distribution amount is a negative number, that amount will be carried forward and deducted from future monthly distributions until the cumulative distribution calculation becomes a positive number, at which time a distribution will be made. Unit holders of record will be entitled to receive the calculated Monthly Distribution Amount for each month on or before 10 business days after the monthly record date, which is generally the last business day of each calendar month.
     The cash received by the Trustee consists of the amounts received by owners of the interest burdened by the Royalties from the sale of production less the sum of applicable taxes, accrued production costs, development and drilling costs, operating charges and other costs and deductions, multiplied by 75% in the case of the Waddell Ranch properties and 95% in the case of the Texas Royalty properties.
     The initial carrying value of the Royalties ($10,975,216) represented Southland’s historical net book value at the date of the transfer to the Trust. Accumulated amortization as of December 31, 2009 and 2008, aggregated $9,895,230 and $9,804,423, respectively.

3. Basis of Accounting
     The financial statements of the Trust are prepared on the following basis:
•	Royalty income recorded is the amount computed and paid by the working interest owner to the Trustee on behalf of the Trust.

•	Trust expenses recorded are based on liabilities paid and cash reserves established out of cash received or borrowed funds for liabilities and contingencies.

•	Distributions to Unit holders are recorded when declared by the Trustee.
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
Use of Estimates
     The preparation of financial statements in conformity with the basis of accounting described above requires management to make estimates and assumptions that affect reported amounts of certain assets, liabilities, revenues and expenses as of and for the reporting periods. Actual results may differ from such estimates.
Impairment
     The Trustee routinely reviews its royalty interests in oil and gas properties for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If an impairment event occurs and it is determined that the carrying value of the Trust’s royalty interests may not be recoverable, an impairment will be recognized as measured by the amount by which the carrying amount of the royalty interests exceeds the fair value of these assets, which would likely be measured by discounting projected cash flows. There is no impairment of the assets as of December 31, 2009.
4. New Accounting Pronouncements
     In June 2009, the Financial Accounting Standards Board (“FASB”) issued guidance effective July 1, 2009 that requires all then-existing non-SEC accounting and reporting standards to be superseded by the FASB Accounting Standards Codification (the “Codification”), the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Previous references to then-existing non-SEC accounting and reporting standards were removed and are reflected in the Trust’s footnotes herein.
     In December 2007, the FASB issued guidance that requires the acquiring entity in a business combination to recognize the full fair value of assets acquired and liabilities assumed in the transaction (whether a full or partial acquisition); establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; requires expensing of most transaction and restructuring costs; and requires the acquirer to disclose to investors and other users all of the information needed to evaluate and understand the nature and financial effect of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009. The adoption of this standard did not have an effect on the Trust’s financial statements.
     In December 2007, the FASB issued guidance which requires reporting entities to present noncontrolling (minority) interests as equity (as opposed to as a liability or mezzanine equity) and provides guidance on the accounting for transactions between an entity and noncontrolling interests. This statement applies prospectively as of January 1, 2009, except for the presentation and disclosure requirements which will be applied retrospectively for all periods presented. The adoption of this standard did not have an effect on the Trust’s financial statements.
     In March 2008, the FASB issued guidance effective for fiscal years and interim periods beginning after November 15, 2008, with early adoption allowed, that amends and expands the disclosure requirements for derivatives and hedging activities with the intent to provide users of financial statements with an enhanced understanding of an entity’s use of derivative instruments and the effect of those derivative instruments on an entity’s financial statements. The adoption of this standard did not have an effect on the Trust’s financial statements.
     In April 2009, the FASB issued guidance that amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This guidance does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. This statement is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The adoption of this standard did not have an effect on the Trust’s financial statements.

     In April 2009, the FASB issued guidance to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The adoption of this standard did not have an effect on the Trust’s financial statements.
     In May 2009, the FASB issued guidance which establishes accounting and reporting standards for events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. This guidance was effective for the Trust for the period ended June 30, 2009 and the adoption did not have an impact on the Trust’s financial statements.
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
5. Federal Income Tax
     For Federal income tax purposes, the Trust constitutes a fixed investment trust which is taxed as a grantor trust. A grantor trust is not subject to tax at the trust level. The Unit holders are considered to own the Trust’s income and principal as though no trust were in existence. The income of the Trust is deemed to have been received or accrued by each Unit holder at the time such income is received or accrued by the Trust rather than when distributed by the Trust. The Trust has on file technical advice memoranda confirming the tax treatment of the Trust.
     Some Trust Units are held by middlemen, as such term is broadly defined in U.S. Treasury Regulations (and includes custodians, nominees, certain joint owners, and brokers holding an interest for a custodian in street name, collectively referred to herein as “middlemen”). Therefore, the Trustee considers the Trust to be a non-mortgage widely held fixed investment trust (“WHFIT”) for U.S. Federal income tax purposes. U.S. Trust, Bank of America Private Wealth Management, EIN: 56-0906609, 901 Main Street, 17th Floor, Dallas, Texas 75202, telephone number (214) 209-2400, is the representative of the Trust that will provide tax information in accordance with applicable U.S. Treasury Regulations governing the information reporting requirements of the Trust as a WHFIT. Tax information is also posted by the Trustee at www.pbt-permianbasintrust.com. Notwithstanding the foregoing, the middlemen holding Trust Units on behalf of Unit holders, and not the Trustee of the Trust, are solely responsible for complying with the information reporting requirements under the U.S. Treasury Regulations with respect to such Trust Units, including the issuance of IRS Forms 1099 and certain written tax statements. Unit holders whose Trust Units are held by middlemen should consult with such middlemen regarding the information that will be reported to them by the middlemen with respect to the Trust Units.
     Because the Trust is a grantor trust for Federal tax purposes, each Unit holder is taxed directly on his proportionate share of income, deductions and credits of the Trust consistent with each such Unit holder’s taxable year and method of accounting and without regard to the taxable year or method of accounting employed by the Trust. The income of the Trust consists primarily of a specified share of the proceeds from the sale of coal seam gas produced from the Underlying Properties. During 2009, the Trust earned interest income on funds held for distribution and made adjustments to the cash reserve maintained for the payment of contingent and future obligations of the Trust.
     The deductions of the Trust consist of severance taxes and administrative expenses. In addition, each Unit holder is entitled to depletion deductions because the Royalties constitute “economic interests” in oil and gas properties for Federal income tax purposes. Each Unit holder is entitled to amortize the cost of the Units through cost depletion over the life of the Royalties or, if greater, through percentage depletion equal to 15 percent of gross income. Unlike cost depletion, percentage depletion is not limited to a Unit holder’s depletable tax basis in the Units. Rather, a Unit holder is entitled to a percentage depletion deduction as long as the applicable Underlying Properties generate gross income. If any portion of the Royalties is treated as a production payment or is not treated as an economic interest, however, a Unit holder will not be entitled to depletion in respect of such portion. Percentage depletion is allowed on proven properties acquired after October 11, 1990. For Units acquired after such date, Unit holders would normally compute both percentage depletion and cost depletion from each property, and claim the larger amount as a deduction on their income tax returns. The Trustee has estimated the cost depletion for January through December 2009, and it appears that percentage depletion will exceed cost depletion for some of the Unit holders.

     If a taxpayer disposes of any “section 1254 property” (certain oil, gas, geothermal or other mineral property), and if the adjusted basis of such property includes adjustments for deductions for depletion under Section 611 of the Internal Revenue Code, the taxpayer generally must recapture the amount deducted for depletion as ordinary income (to the extent of gain realized on the disposition of the property). This depletion recapture rule applies to any disposition of property that was placed in service by the taxpayer after December 31, 1986. Detailed rules set forth in Sections 1.1254-1 through 1.1254-6 of the U.S. Treasury Regulations govern dispositions of property after March 13, 1995. The Internal Revenue Service likely will take the position that a Unit holder who purchases a Unit subsequent to December 31, 1986, must recapture depletion upon the disposition of that Unit.
     Individuals may deduct “miscellaneous itemized deductions” (including, in general, investment expenses) only to the extent that such expenses exceed 2 percent of the individual’s adjusted gross income. Although there are exceptions to the 2 percent limitation, authority suggests that no exceptions apply to expenses passed through from a grantor trust, like the Trust.
     The classification of the Trust’s income for purposes of the passive loss rules may be important to a Unit holder. Royalty income generally is treated as portfolio income and does not offset passive losses. Therefore, in general, it appears that Unit holders should not consider the taxable income from the Trust to be passive income in determining net passive income or loss. Unit holders should consult their tax advisors for further information.
     Unit holders of record will continue to receive an individualized tax information letter for each of the quarters ending March 31, June 30 and September 30, 2010, and for the year ending December 31, 2010. Unit holders owning Units in nominee may obtain monthly tax information from the Trustee upon request. See discussion above regarding certain reporting requirements imposed upon middlemen under U.S. Treasury Regulations because the Trust is considered a WHIFT for Federal income tax purposes.
     The Tax consequences to a Unit holder of the ownership and sale of Units will depend in part on the Unit holder’s tax circumstances. Unit holders should consult their tax advisors about the Federal tax consequences relating to owning the Units in the Trust.
6. Proved Oil and Gas Reserves (Unaudited)
Reserve Quantities
     Information regarding estimates of the proved oil and gas reserves attributable to the Trust are based on reports prepared by Cawley, Gillespie & Associates, Inc., independent petroleum engineering consultants. Estimates were prepared in accordance with the guidelines established by the FASB and the Securities and Exchange Commission. Certain information required by this guidance is not presented because that information is not applicable to the Trust due to its passive nature.
     Oil and gas reserve quantities (all located in the United States) are estimates based on information available at the time of their preparation. Such estimates are subject to change as additional information becomes available. Reserves actually recovered, and the timing of the production of those reserves, may differ substantially from original estimates. The following schedule presents changes in the Trust’s total proved reserves (in thousands):

	Total
	Oil	Gas
	(Bbls)	(Mcf)
January 1, 2007	6,578	24,130
Extensions, discoveries, and other additions	50	196
Revisions of previous estimates	1,368	5,454
Production	(740)	(3,478)

December 31, 2007	7,256	26,302
Extensions, discoveries, and other additions	40	56
Revisions of previous estimates	(676)	(2,021)
Production	(760)	(3,673)

December 31, 2008	5,860	20,664
Extensions, discoveries, and other additions	95	249
Revisions of previous estimates	92	(245)
Production	(552)	(2,266)

December 31, 2009	5,495	18,402
     Estimated quantities of proved developed reserves of oil and gas as of the dates indicated were as follows (in thousands):

	Oil	Gas
	(Barrels)	(Mcf)
Proved developed reserves:
January 1, 2007	6,443	23,233
December 31, 2007	7,199	26,120
December 31, 2008	5,662	20,664
December 31, 2009	5,429	18,220

Disclosure of a Standardized Measure of Discounted Future Net Cash Flows
     The following is a summary of a standardized measure (in thousands) of discounted future net cash flows related to the Trust’s total proved oil and gas reserve quantities. Information presented is based upon valuation of proved reserves by using discounted cash flows based upon average oil and gas prices ($53.18 per bbl and $4.93 per Mcf, respectively) during the 12-month period prior to the fiscal year-end, determined as an unweighted arithmetic average of the first-day-of-the-month price for each month within such period, unless prices are defined by contractual arrangements, excluding escalations based upon future conditions and severance and ad valorem taxes, if any, and economic conditions, discounted at the required rate of 10 percent. As the Trust is not subject to taxation at the trust level, no provision for income taxes has been made in the following disclosure. Trust prices may differ from posted NYMEX prices due to differences in product quality and property location. The impact of changes in current prices on reserves could vary significantly from year to year. Accordingly, the information presented below should not be viewed as an estimate of the fair market value of the Trust’s oil and gas properties nor should it be viewed as indicative of any trends.

December 31,	2009	2008	2007
Future net cash inflows	$378,811	$321,888	$876,054
Discount of future net cash flows @ 10%	(167,604)	(143,161)	(391,682)

Standardized measure of discounted future net cash inflows	$211,207	$178,727	$484,372

     The change in the standardized measure of discounted future net cash flows for the years ended December 31, 2009, 2008 and 2007 is as follows (in thousands):

	Total
	2009	2008	2007
January 1	$178,727	$484,372	$265,971
Extensions, discoveries, and other additions	3,371	936	3,297

Accretion of discount	17,872	48,437	26,597
Revisions of previous estimates and other	50,195	(242,677)	256,890

Royalty income	(38,958)	(112,341)	(68,383)

December 31	$211,207	$178,727	$484,372

7. Quarterly Schedule of Distributable Income (Unaudited)
     The following is a summary of the unaudited quarterly schedule of distributable income for the two years ended December 31, 2009 (in thousands, except per Unit amounts):

			Distributable
			Income and
	Royalty	Distributable	Distribution
2009	Income	Income	Per Unit
First Quarter	$7,714	$7,273	$.156046
Second Quarter	6,725	6,238	.133838
Third Quarter	10,469	10,334	.221710
Fourth Quarter	14,050	13,851	.297172

Total	$38,958	$37,696	$.808766

			Distributable
			Income and
	Royalty	Distributable	Distribution
2008	Income	Income	Per Unit
First Quarter	$26,424	$26,103	$.560051
Second Quarter	27,261	26,923	.577627
Third Quarter	35,552	35,438	.760315
Fourth Quarter	23,105	22,995	.493363

Total	$112,342	$111,459	$2.391356

8. SUBSEQUENT EVENTS
     Subsequent to December 31, 2009, the Trust declared the following distributions:

Monthly Record Date	Payment Date	Distribution per Unit
January 29, 2010	February 12, 2010	$.110049
February 26, 2010	March 12, 2010	$.110007
9. STATE TAX CONSIDERATIONS
     All revenues from the Trust are from sources within Texas, which has no individual income tax. Texas imposes a margin tax at a rate of 1% on gross revenues less certain deductions, as specifically set forth in the Texas margin tax statute. Entities subject to tax generally include trusts unless otherwise exempt and most other types of entities that provide limited liability protection. Trusts that receive at least 90% of their Federal gross income from designated passive sources, including royalties from mineral properties and other non-operated mineral interest income, and do not receive more than 10% of their income from operating an active trade or business, generally are exempt from the Texas margin tax as “passive entities.” The Trust should be exempt from Texas margin tax as a “passive entity.” Since the Trust should be exempt from Texas margin tax at the Trust level as a passive entity, each Unit holder that is considered a taxable entity under the Texas margin tax would generally be required to include its Texas portion of Trust revenues in its own Texas margin tax computation. This revenue would be sourced to Texas under provisions of the Texas Administrative Code providing that such income is sourced according to the principal place of business of the Trust, which is Texas.
     Each Unit holder is urged to consult his own tax advisor regarding the requirements for filing state tax returns.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     There have been no changes in accountants and no disagreements with accountants on any matter of accounting principles or practices or financial statement disclosures during the twenty-four months ended December 31, 2009.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
     As of the end of the period covered by this report, the Trustee carried out an evaluation of the effectiveness of the design and operation of the Trust’s disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 promulgated under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Trustee concluded that the Trust’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Trust in the reports that it files or submits under the Securities Exchange Act of 1934 and are effective in ensuring that information required to be disclosed by the Trust in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Trustee to allow timely decisions regarding required disclosure. In its evaluation of disclosure controls and procedures, the trustee has relied, to the extent considered reasonable, on information provided by Burlington Resources Oil & Gas Company, LP, the owner of the Waddell Ranch properties, and Riverhill Energy Corporation, the owner of the Texas Royalty properties.
Changes in Internal Control over Financial Reporting
     There has not been any change in the Trust’s internal control over financial reporting during the fourth quarter of 2009 that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting.
Trustee’s Report on Internal Control Over Financial Reporting
     The Trustee is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Securities and Exchange Act of 1934, as amended. The Trustee conducted an evaluation of the effectiveness of the Trust’s internal control over financial reporting — modified cash basis (“internal control over financial reporting”) based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Trustee’s evaluation under the framework in Internal Control-Integrated Framework, the Trustee concluded that the Trust’s internal control over financial reporting was effective as of December 31, 2009. The independent registered public accounting firm of Deloitte & Touche LLP, as auditors of the statements of assets, liabilities, and trust corpus, and the related statements of distributable income and changes in trust corpus for the period ended December 31, 2009, has issued an attestation report on the Trust’s internal control over financial reporting, which is included herein.
Item 9A(T). Controls and Procedures
Not applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Unit Holders of Permian Basin Royalty Trust and
Bank of America, N.A., Trustee
We have audited the internal control over financial reporting of Permian Basin Royalty Trust (the “Trust”) as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Trustee is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Trustee’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Trust’s internal control over financial reporting based on our audit.
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
In our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statements of assets, liabilities and trust corpus of the Trust as of December 31, 2009, and the related statements of distributable income and changes in trust corpus for the year ended December 31, 2009, which financial statements have been prepared on the modified cash basis of accounting as described in Note 3 to such financial statements, and our report dated March 1, 2010 expressed an unqualified opinion on those financial statements.
DELOITTE & TOUCHE LLP
Austin, TX
March 1, 2010

Item 9B. Other Information
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
     The Trust has no directors or officers and based solely on its review of the reports received by it, the Trust believes that during the fiscal year of 2009, no person who was a beneficial owner of more than ten percent the Trust’s Units failed to file on a timely basis any report required by Section 16(a).
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
Item 11. Executive Compensation
     During the years ended December 31, 2009, 2008 and 2007, the Trustee received total remuneration as follows:

Name of Individual or Number	Cash
of Persons in Group	Compensation		Year
Bank of America, N.A., Trustee	$68,976	(1)	2009
	$87,168	(1)	2008
	$73,379	(1)	2007

(1)	Under the Trust Indenture, the Trustee is entitled to an administrative fee for its administrative services, preparation of quarterly and annual statements with attention to tax and legal matters of: (i) 1/20 of 1% of the first $100 million and (ii) Trustee’s standard hourly rate in excess of 300 hours annually. The administrative fee is subject to reduction by a credit for funds provision.

COMPENSATION COMMITTEE
     Because the Trust has no directors, it does not have a compensation committee, and the Trust has not engaged any consultants to provide advice or recommendations on the amount or form of compensation.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     (a) Security Ownership of Certain Beneficial Owners. Based solely on a review of statements filed with the SEC pursuant to Section 13(d) or 13(g) of the Securities Exchange Act of 1934, as amended, the Trustee is not aware of any person owning beneficially more than 5% of the outstanding Units of the Trust as of March 1, 2010.
     (b) Security Ownership of Management. The Trustee does not beneficially own any securities of the Trust. In various fiduciary capacities, Bank of America, N.A. owned as of March 1, 2010, an aggregate of 149,100 Units with no right to vote all of these Units, shared right to vote none of these Units and sole right to vote none of these Units. Bank of America, N.A., disclaims any beneficial interests in these Units. The number of Units reflected in this paragraph includes Units held by all branches of Bank of America, N.A.
     (c) Change In Control. The Trustee knows of no arrangements which may subsequently result in a change in control of the Trust.
     (d) Securities Authorized for Issuance under Equity Compensation Plans. The Trust has no equity compensation plans.
Item 13. Certain Relationships and Related Transactions, and Director Independence
     The Trust has no directors or executive officers. See Item 11 for the remuneration received by the Trustee during the years ended December 31, 2009, 2008 and 2007 and Item 12(b) for information concerning Units owned by Bank of America, N.A. in various fiduciary capacities.
Item 14. Principal Accounting Fees and Services. Fees for services performed by Deloitte & Touche LLP for the years ended December 31, 2009 and 2008 are:

	2009	2008
Audit Fees	$106,500	$105,000
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
	—
Total	$106,500	$105,000
     As referenced in Item 10 above, the Trust has no audit committee, and as a result, has no audit committee pre-approval policy with respect to fees paid to Deloitte & Touche LLP.

PART IV
Item 15. Exhibits, Financial Statement Schedules
     The following documents are filed as a part of this Report:
1. Financial Statements
     Included in Part II of this Report:
Report of Independent Registered Public Accounting Firm
Statements of Assets, Liabilities and Trust Corpus at December 31, 2009 and 2008
Statements of Distributable Income for Each of the Three Years in the Period Ended December 31, 2009
Statements of Changes in Trust Corpus for Each of the Three Years in the Period Ended December 31, 2009
Notes to Financial Statements
2. Financial Statement Schedules
     Financial statement schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.
3. Exhibits

Exhibit Number		Exhibit
(4)(a)	—	Permian Basin Royalty Trust Indenture dated November 3, 1980, between Southland Royalty Company and The First National Bank of Fort Worth (now Bank of America, N.A.), as Trustee, heretofore filed as Exhibit (4)(a) to the Trust’s Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980, is incorporated herein by reference.*

(b)	—	Net Overriding Royalty Conveyance (Permian Basin Royalty Trust) from Southland Royalty Company to The First National Bank of Fort Worth (now Bank of America, N.A.), as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit (4)(b) to the Trust’s Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980, is incorporated herein by reference.*

(c)	—	Net Overriding Royalty Conveyance (Permian Basin Royalty Trust — Waddell Ranch) from Southland Royalty Company to The First National Bank of Fort Worth (now Bank of America, N.A.), as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit (4)(c) to the Trust’s Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980, is incorporated herein by reference.*

(10)(a)	—	Underwriting Agreement dated December 15, 2005 among the Permian Basin Royalty Trust, Burlington Resources, Inc., Burlington Resources Oil & Gas L.P. and Lehman Brothers Inc. and Wachovia Capital Markets, LLC as representatives of the several underwriters, heretofore filed as Exhibit 10.1 to the Trust’s current report on Form 8-K to the Securities and Exchange Commission filed on December 19, 2005, is incorporated herein by reference.*

(b)	—	Underwriting Agreement dated August 2, 2005 among the Permian Basin Royalty Trust, Burlington Resources, Inc., Burlington Resources Oil & Gas L.P. and Goldman Sachs & Co. and Lehman Brothers Inc. as representatives of the several underwriters, heretofore filed as Exhibit 10.1 to the Trust’s current report on Form 8-K to the Securities and Exchange Commission

Exhibit Number		Exhibit
filed on August 8, 2005, is incorporated herein by reference.*

(c)	—	Underwriting Agreement dated August 17, 2006, among Permian Basin Royalty Trust, ConocoPhillips, Burlington Resources Oil & Gas Company LP and Lehman Brothers Inc. and Wachovia Capital Markets, LLC as representatives of the several underwriters heretofore filed as Exhibit 10.1 to the Trust’s current report on Form 8-K to the Securities and Exchange Commission filed on August 22, 2006, is incorporated herein by reference.*

(d)	—	Registration Rights Agreement dated as of July 21, 2004 by and between Burlington Resources, Inc. and Bank of America, N.A., as trustee of Permian Basin Royalty Trust, heretofore filed as Exhibit 10.1 to the Trust’s Quarterly Report on Form 10-Q to the Securities and Exchange Commission for the quarterly period ended June 30, 2004 is incorporated herein by reference.*

(23.1)	—	Consent of Cawley, Gillespie & Associates, Inc., reservoir engineer.**

(31.1)	—	Certification required by Rule 13a-14(a)/15d-14(a).**

(32.1)	—	Certification required by Rule 13a-14(b)/15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002.**

(99.1)	—	Report of Cawley, Gillespie & Associates, Inc., reservoir engineer, relating to the Waddell Ranch properties.**

(99.2)	—	Report of Cawley, Gillespie & Associates, Inc., reservoir engineer, relating to the Texas Royalty properties.**

*	A copy of this Exhibit is available to any Unit holder, at the actual cost of reproduction, upon written request to the Trustee, U.S. Trust, Bank of America Private Wealth Management, P.O. Box 830650, Dallas, Texas 75202.

**	Filed herewith.

SIGNATURE
     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

PERMIAN BASIN ROYALTY TRUST
By:	BANK OF AMERICA, N.A., Trustee

By:	/s/ Ron E. Hooper
Ron E. Hooper
Senior Vice President

Date: March 1, 2010
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

(10	)(a)	—
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

(b	)	—
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

EXHIBIT
NUMBER		EXHIBIT
(c )	—
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

(d )	—
Registration Rights Agreement dated as of July 21, 2004 by and between Burlington Resources, Inc. and Bank of America, N.A., as trustee of Permian Basin Royalty Trust, heretofore filed as Exhibit 10.1 to the Trust’s Quarterly Report on Form 10-Q to the Securities and Exchange Commission for the quarterly period ended June 30, 2004 is incorporated herein by reference.*

(23.1)	—	Consent of Cawley, Gillespie & Associates, Inc., reservoir engineer.**

(31.1)	—	Certification required by Rule 13a-14(a)/15d-14(a).**

(32.1)	—	Certification required by Rule 13a-14(b)/15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002.**

(99.1)	—	Report of Cawley, Gillespie & Associates, Inc., reservoir engineer, relating to the Waddell Ranch properties.**

(99.2)	—	Report of Cawley, Gillespie & Associates, Inc., reservoir engineer, relating to the Texas Royalty properties.**

*	A copy of this Exhibit is available to any Unit holder, at the actual cost of reproduction, upon written request to the Trustee, U.S. Trust, Bank of America Private Wealth Management, P.O. Box 830650, Dallas, Texas 75202.

**	Filed herewith.