Form 10-Q
period 2010-03-31
PERMIAN BASIN ROYALTY TRUST
filed 2010-05-06
CIK 319654

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period ended March 31, 2010

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Number of Units of beneficial interest of the Trust outstanding at May 1, 2010: 46,608,796.

PERMIAN BASIN ROYALTY TRUST
PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
The condensed financial statements included herein have been prepared by Bank of America, N.A. as Trustee for the Permian Basin Royalty Trust, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements and notes thereto be read in conjunction with the financial statements and the notes thereto included in the Trust’s latest annual report on Form 10-K. In the opinion of the Trustee, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the assets, liabilities and trust corpus of the Permian Basin Royalty Trust at March 31, 2010, and the distributable income and changes in trust corpus for the three-month periods ended March 31, 2010 and 2009 have been included. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.
The condensed financial statements as of March 31, 2010 and for the three-month periods ended March 31, 2010 and 2009, included herein, have been reviewed by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report appearing herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Unit Holders of Permian Basin Royalty Trust and
Bank of America, N.A., Trustee
Dallas, Texas
We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of Permian Basin Royalty Trust (the “Trust”) as of March 31, 2010, and the related condensed statements of distributable income and changes in trust corpus for the three-month periods ended March 31, 2010 and 2009. These condensed financial statements are the responsibility of the Trustee.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statement of assets, liabilities, and trust corpus of Permian Basin Royalty Trust as of December 31, 2009, and the related statements of distributable income and changes in trust corpus for the year then ended (not presented herein); and in our report dated March 1, 2010, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed statement of assets, liabilities, and trust corpus as of December 31, 2009, is fairly stated, in all material respects, in relation to the statement of assets, liabilities and trust corpus from which it has been derived.
/s/ Deloitte & Touche LLP
Austin, Texas
May 6, 2010

PERMIAN BASIN ROYALTY TRUST
CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	March 31,
	2010	December 31,
	(Unaudited)	2009
ASSETS

Cash and short-term investments	$5,848,497	$5,483,148

Net overriding royalty interests in producing oil and gas properties (net of accumulated amortization of $9,921,631 and $9,895,230 at March 31, 2010 and December 31, 2009, respectively)	1,053,585	1,079,986

TOTAL ASSETS	$6,902,082	$6,563,134

LIABILITIES AND TRUST CORPUS

Distribution payable to Unit holders	$5,848,497	$5,483,148

Commitments and contingencies	—	—

Trust corpus – 46,608,796 Units of beneficial interest authorized and outstanding	1,053,585	1,079,986

TOTAL LIABILITIES AND TRUST CORPUS	$6,902,082	$6,563,134

The accompanying notes to condensed financial statements are an integral part of these statements.

PERMIAN BASIN ROYALTY TRUST
CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

	THREE MONTHS ENDED	THREE MONTHS ENDED
Note	March 31, 2010	March 31, 2009
Royalty income	$16,508,736	$7,713,387
Interest income	137	2,235

	16,508,873	7,715,622

General and administrative expenditures	(403,797)	(442,416)

Distributable income	$16,105,076	$7,273,206

Distributable income per Unit (46,608,796 Units)	$.35	$.16

The accompanying notes to condensed financial statements are an integral part of these statements.

PERMIAN BASIN ROYALTY TRUST
CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

	THREE MONTHS ENDED	THREE MONTHS ENDED
	March 31, 2010	March 31, 2009
Trust corpus, beginning of period	$1,079,986	$1,170,793

Amortization of net overriding royalty interests	(26,401)	(18,881)
Distributable income	16,105,076	7,273,206
Distributions declared	(16,105,076)	(7,273,206)

Total Trust Corpus, end of period	$1,053,585	$1,151,912

Distributions per Unit	$.35	$.16

The accompanying notes to condensed financial statements are an integral part of these statements.

PERMIAN BASIN ROYALTY TRUST
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
1.	BASIS OF ACCOUNTING
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

New Accounting Pronouncements
     In June 2009, the FASB issued guidance which changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. This guidance was effective for the Trust on January 1, 2010 and the adoption did not have an impact on the Trust’s financial statements.
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
Some Trust Units are held by middlemen, as such term is broadly defined in U.S. Treasury Regulations (and includes custodians, nominees, certain joint owners, and brokers holding an interest for a custodian in street name, collectively referred to herein as “middlemen”). Therefore, the Trustee considers the Trust to be a non-mortgage widely held fixed investment trust (“WHFIT”) for U.S. federal income tax purposes. U.S. Trust, Bank of America Private Wealth Management, EIN: 56-0906609 901 Main Street, 17th Floor, Dallas, Texas 75202, telephone number (214) 209-2400, is the representative of the Trust that will provide tax information in accordance with applicable U.S. Treasury Regulations governing the information reporting requirements of the Trust as a WHFIT. Tax information is also posted by the Trustee at www.pbt-permianbasintrust.com. Notwithstanding the foregoing, the middlemen holding Trust Units on behalf of Unit holders, and not the Trustee of the Trust, are solely responsible for complying with the information reporting requirements under the U.S. Treasury Regulations with respect to such Trust Units, including the issuance of IRS Forms 1099 and certain written tax statements. Unit holders whose Trust Units are held by middlemen should consult with such middlemen regarding the information that will be reported to them by the middlemen with respect to the Trust Units.

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
Subsequent to March 31, 2010, the Trust declared a distribution on April 20, 2010 of $.120920 per unit payable on May 14, 2010, to Unit holders of record on April 30, 2010. Subsequent events have been evaluated through the date of issuance of these condensed financial statements.
5.	CONTINGENCIES
Contingencies related to the Underlying Properties that are unfavorably resolved would generally be reflected by the Trust as reductions to future royalty income payments to the Trust with corresponding reductions to cash distributions to Unit holders. The Trustee is aware of no such items as of March 31, 2010.

*****

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
Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009
For the quarter ended March 31, 2010, royalty income received by the Trust amounted to $16,508,736 compared to royalty income of $7,713,387 during the first quarter of 2009. The increase in royalty income is primarily attributable to increases in both oil and gas prices and related production.
Interest income for the quarter ended March 31, 2010, was $137 compared to $2,235 during the first quarter of 2009. The decrease in interest income is primarily attributable to significantly lowered interest rates. General and administrative expenses during the first quarter of 2010 amounted to $403,797 compared to $442,416 during the first quarter of 2009. The decrease in general and administrative expenses can be primarily attributed to decreased professional expenses.

These transactions resulted in distributable income for the quarter ended March 31, 2010 of $16,105,076 or $.35 per Unit of beneficial interest. Distributions of $0.110049, $0.110007 and $0.125480 per Unit were made to Unit holders of record as of January 29, 2010, February 26, 2010 and March 31, 2010, respectively. For the first quarter of 2009, distributable income was $7,273,206, or $.16 per Unit of beneficial interest.
Royalty income for the Trust for the first quarter of the calendar year is associated with actual oil and gas production for the period of November and December 2009 and January 2010 from the properties from which the Trust’s net overriding royalty interests (“Royalties”) were carved. Oil and gas sales attributable to the Royalties and the properties from which the Royalties were carved are as follows:

	First Quarter
	2010	2009
Production:
Oil sales (Bbls)	164,086	125,302
Gas sales (Mcf)	729,090	510,082

Product Sales From Which The Royalties Were Carved:
Oil:
Total oil sales (Bbls)	262,710	283,752
Average per day (Bbls)	2,856	3,084
Average price per Bbl	$72.16	$41.10

Gas:
Total gas sales (Mcf)	1,329,681	1,506,867
Average per day (Mcf)	14,453	16,371
Average price per Mcf	$7.31	$4.87
The average received price of oil increased to an average price per barrel of $72.16 per Bbl in the first quarter of 2010, compared to $41.10 per Bbl in the first quarter of 2009 due to worldwide market variables. The Trustee has been advised by ConocoPhillips that for the period of August 1, 1993, through March 31, 2010, the oil from the Waddell Ranch properties was being sold under a competitive bid to a third party. The average price of gas increased from $4.87 per Mcf in the first quarter of 2009 to $7.31 per Mcf in the first quarter of 2010 due to change in overall market variables.
Since the oil and gas sales attributable to the Royalties are based on an allocation formula that is dependent on such factors as price and cost (including capital expenditures), the production amounts in the Royalties section of the above table do not provide a meaningful comparison. Oil sales volumes increased and gas sales volumes increased from the Underlying Properties (as defined in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2009) for the applicable period in 2010 compared to 2009.
Capital expenditures for drilling, remedial and maintenance activities on the Waddell Ranch properties during the first quarter of 2010 totaled $1.1 million as compared to $2.7 million for the first quarter of 2009. ConocoPhillips has informed the Trustee that the 2010 capital expenditures budget has been revised to $43.0 million for the Waddell Ranch properties. The total amount of capital expenditures for 2009 was $43.1 million. Through the first quarter of 2010, capital expenditures of $1.1 million have been expended.
The Trustee has been advised that there were 6 workover wells completed, no new wells completed, no new wells in progress and 6 workover wells in progress during the three months ended March 31, 2010 as compared to 1 workover well completed, 0 new wells completed, 0 new wells in progress and 3 workover wells in progress for the three months ended March 31, 2009 on the Waddell Ranch properties.
Lease operating expense and property taxes totaled $4.4 million for the first quarter of 2010, compared to $3.84 million in the first quarter of 2009 on the Waddell Ranch properties. This increase is primarily attributable to increased maintenance work.
Calculation of Royalty Income
The Trust’s royalty income is computed as a percentage of the net profit from the operation of the properties in which the Trust owns net overriding royalty interests. These percentages of net profits are 75% and 95% in the case of the Waddell Ranch properties and the Texas Royalty properties, respectively. Royalty income received by the Trust for the three months ended March 31, 2010 and 2009, respectively, were computed as shown in the table below:

	THREE MONTHS ENDED MARCH 31,
	2010		2009
	WADDELL	TEXAS	WADDELL	TEXAS
	RANCH	ROYALTY	RANCH	ROYALTY
	PROPERTIES	PROPERTIES	PROPERTIES	PROPERTIES
Gross proceeds of sales from the Underlying Properties
Oil proceeds	$13,250,472	$5,706,374	$8,114,430	$3,546,405
Gas proceeds	8,616,049	1,099,472	6,427,612	914,249

Total	21,866,521	6,805,846	14,542,043	4,460,655

Less:
Severance tax:
Oil	534,951	200,070	260,849	132,622
Gas	461,708	67,867	360,044	49,425
Other	561,974	0	49,063	0
Lease operating expense and property tax:
Oil and gas	5,368,900	520,936	4,514,171	737,998
Capital expenditures	1,054,617	—	3,558,173	—

Total	7,476,371	788,874	8,742,300	920,045

Net profits	14,390,151	6,016,972	5,799,743	3,540,610
Net overriding royalty interests	75%	95%	75%	95%

Royalty income	$10,792,613	$5,716,123	$4,349,807	$3,363,580

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
New Accounting Pronouncements
     In June 2009, the FASB issued guidance which changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. This guidance was effective for the Trust on January 1, 2010 and the adoption did not have an impact on the Trust’s financial statements.

Revenue Recognition
Revenues from the royalty interests are recognized in the period in which amounts are received by the Trust. Royalty income received by the Trust in a given calendar year will generally reflect the proceeds, on an entitlement basis, from natural gas produced and sold for the twelve-month period ended October 31st in that calendar year. Royalty income received by the Trust in the first quarter of 2010 generally reflects the proceeds associated with actual oil and gas production for the period of November 2009 through January 2010.
Reserve Disclosure
As of January 1, 2010, independent petroleum engineers estimated the net proved reserves attributable to the royalty interests. Estimates of future net revenues from proved reserves have been prepared using year-end contractual gas prices and related costs. Numerous uncertainties are inherent in estimating volumes and the value of proved reserves and in projecting future production rates and the timing of development of non-producing reserves. Such reserve estimates are subject to change as additional information becomes available. The reserves actually recovered and the timing of production may be substantially different from the reserves estimates.
Contingencies
Contingencies related to the Underlying Properties that are unfavorably resolved would generally be reflected by the Trust as reductions to future royalty income payments to the Trust with corresponding reductions to cash distributions to Unit holders. The Trustee is aware of no such items as of March 31, 2010.

Use of Estimates
The preparation of financial statements in conformity with the basis of accounting described above requires management to make estimates and assumptions that affect the reported amounts of certain assets, liabilities, revenues and expenses as of and for the reporting period. Actual results may differ from such estimates.
New Securities and Exchange Commission Rule
In December 2008, the Securities and Exchange Commission (the “SEC”) released Final Rule, Modernization of Oil and Gas Reporting. The new disclosure requirements include provisions that permit the use of new technologies to determine proved reserves if those technologies have been demonstrated empirically to lead to reliable conclusions about reserves volumes. The new requirements also allow companies to disclose their probable and possible reserves to investors. In addition, the new disclosure requirements require companies to: (a) report the independence and qualifications of its reserves preparer or auditor; (b) file reports when a third party is relied upon to prepare reserves estimates or conducts a reserves audit; and (c) report oil and gas reserves using an average price based upon the prior 12-month period rather than year-end prices. The new disclosure requirements are effective for financial statements for fiscal years ending on or after December 31, 2009. The effect of adopting the SEC rules did not have a significant effect on our reported financial position or distributable income.
Item 3. Qualitative and Quantitative Disclosures About Market Risk
There have been no material changes in the Trust’s market risk, as disclosed in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.
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

10.3	Underwriting Agreement dated August 2, 2005 among the Permian Basin Royalty Trust, Burlington Resources, Inc., Burlington Resources Oil & Gas L.P. and Goldman Sachs & Co. and Lehman Brothers Inc. as representatives of the several underwriters, heretofore filed as Exhibit 10.1 to the Trust’s current report on Form 8-K to the Securities and Exchange Commission filed on August 8, 2005, is incorporated herein by reference.

10.4	Underwriting Agreement dated August 17, 2006, among Permian Basin Royalty Trust, ConocoPhillips, Burlington Resources Oil & Gas Company LP and Lehman Brothers Inc. and Wachovia Capital Markets, LLC as representatives of the several underwriters heretofore filed as Exhibit 10.1 to the Trust’s current report on Form 8-K to the Securities and Exchange Commission filed on August 22, 2006, is incorporated herein by reference.

31.1	Certification by Ron E. Hooper, Senior Vice President and Trust Administrator of Bank of America, Trustee of Permian Basin Royalty Trust, dated May 6, 2010 and submitted pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate by Bank of America, Trustee of Permian Basin Royalty Trust, dated May 6, 2010 and submitted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

BANK OF AMERICA, N.A., TRUSTEE FOR THE PERMIAN BASIN ROYALTY TRUST
By:	/s/ RON E. HOOPER
Ron E. Hooper,
Senior Vice President and Trust Administrator Bank of America, N.A.

Date: May 6, 2010
(The Trust has no directors or executive officers.)

INDEX TO EXHIBITS

Exhibit
Number	Exhibit
4.1	Permian Basin Royalty Trust Indenture dated November 3, 1980, between Southland Royalty Company (now Burlington Resources Oil & Gas Company LP) and The First National Bank of Fort Worth (now Bank of America, N.A.), as Trustee, heretofore filed as Exhibit (4)(a) to the Trust’s Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980 is incorporated herein by reference.*

4.2	Net Overriding Royalty Conveyance (Permian Basin Royalty Trust) from Southland Royalty Company (now Burlington Resources Oil & Gas Company LP) to The First National Bank of Fort Worth (now Bank of America, N.A.), as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit (4)(b) to the Trust’s Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980 is incorporated herein by reference.*

4.3	Net Overriding Royalty Conveyance (Permian Basin Royalty Trust – Waddell Ranch) from Southland Royalty Company (now Burlington Resources Oil & Gas Company LP) to The First National Bank of Fort Worth (now Bank of America, N.A.), as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit (4)(c) to the Trust’s Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980 is incorporated herein by reference.*

10.1	Registration Rights Agreement dated as of July 21, 2004 by and between Burlington Resources Inc. and Bank of America, N.A., as trustee of Permian Basin Royalty Trust, heretofore filed as Exhibit 10.1 to the Trust’s Quarterly Report on Form 10-Q to the Securities and Exchange Commission for the quarterly period ended June 30, 2004 is incorporated herein by reference.*

10.2	Underwriting Agreement dated December 15, 2005 among the Permian Basin Royalty Trust, Burlington Resources, Inc., Burlington Resources Oil & Gas L.P. and Lehman Brothers Inc. and Wachovia Capital Markets, LLC as representatives of the several underwriters, heretofore filed as Exhibit 10.1 to the Trust’s current report on Form 8-K to the Securities and Exchange Commission filed on December 19, 2005, is incorporated herein by reference.*

Exhibit
Number	Exhibit
10.3	Underwriting Agreement dated August 2, 2005 among the Permian Basin Royalty Trust, Burlington Resources, Inc., Burlington Resources Oil & Gas L.P. and Goldman Sachs & Co. and Lehman Brothers Inc. as representatives of the several underwriters, heretofore filed as Exhibit 10.1 to the Trust’s current report on Form 8-K to the Securities and Exchange Commission filed on August 8, 2005, is incorporated herein by reference.*

10.4	Underwriting Agreement dated August 17, 2006, among Permian Basin Royalty Trust, ConocoPhillips, Burlington Resources Oil & Gas Company LP and Lehman Brothers Inc. and Wachovia Capital Markets, LLC as representatives of the several underwriters heretofore filed as Exhibit 10.1 to the Trust’s current report on Form 8-K to the Securities and Exchange Commission filed on August 22, 2006, is incorporated herein by reference.*

31.1	Certification by Ron E. Hooper, Senior Vice President and Trust Administrator of Bank of America, Trustee of Permian Basin Royalty Trust, dated May 6, 2010 and submitted pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate by Bank of America, Trustee of Permian Basin Royalty Trust, dated May 6, 2010 and submitted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

*	A copy of this Exhibit is available to any Unit holder, at the actual cost of reproduction, upon written request to the Trustee, U.S. Trust, Bank of America Private Wealth Management, 901 Main Street, Dallas, Texas 75202.