Form 10-Q
period 2010-06-30
PERMIAN BASIN ROYALTY TRUST
filed 2010-08-04
CIK 319654

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period ended June 30, 2010

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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Number of Units of beneficial interest of the Trust outstanding at August 3, 2010: 46,608,796.

PART I — FINANCIAL INFORMATION
Item1. Financial Statements
Item 2. Trustee’s Discussion and Analysis
Item 3. Qualitative and Quantitative Disclosures About Market Risk
Item 4. Controls and Procedures
PART II — OTHER INFORMATION
Items 1 through 5
Item 6. Exhibits
SIGNATURES
INDEX TO EXHIBITS
EX-31.1
EX-32.1

PERMIAN BASIN ROYALTY TRUST
PART I — FINANCIAL INFORMATION
Item1. Financial Statements
The condensed financial statements included herein have been prepared by Bank of America, N.A. as Trustee for the Permian Basin Royalty Trust, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements and notes thereto be read in conjunction with the financial statements and the notes thereto included in the Trust’s latest annual report on Form 10-K. In the opinion of the Trustee, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the assets, liabilities and trust corpus of the Permian Basin Royalty Trust at June 30, 2010, the distributable income for the three-month and six-month periods ended June 30, 2010 and 2009 and the changes in trust corpus for the six-month periods ended June 30, 2010 and 2009, have been included. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.
The condensed financial statements as of June 30, 2010, and for the three-month and six-month periods ended June 30, 2010 and 2009 included herein have been reviewed by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report appearing herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Unit Holders of Permian Basin Royalty Trust and
Bank of America, N.A., Trustee
Dallas, Texas
We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of Permian Basin Royalty Trust (the “Trust”) as of June 30, 2010, and the related condensed statements of distributable income for the three-month and six-month periods ended June 30, 2010 and 2009 and changes in trust corpus for the six-month periods ended June 30, 2010 and 2009. These condensed financial statements are the responsibility of the Trustee.
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
/s/ Deloitte & Touche LLP
Austin, Texas
August 3, 2010

PERMIAN BASIN ROYALTY TRUST
CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	June 30,
	2010	December 31,
	(Unaudited)	2009
ASSETS

Cash and short-term investments	$5,885,870	$5,483,148

Net overriding royalty interests in producing oil and gas properties (net of accumulated amortization of $9,951,221 and $9,895,230 at June 30, 2010 and December 31, 2009, respectively)	1,023,995	1,079,986

TOTAL ASSETS	$6,909,865	$6,563,134

LIABILITIES AND TRUST CORPUS

Distribution payable to Unit holders	$5,885,870	$5,483,148

Commitments and contingencies	—	—

Trust corpus - 46,608,796 Units of beneficial interest authorized and outstanding	1,023,995	1,079,986

TOTAL LIABILITIES AND TRUST CORPUS	$6,909,865	$6,563,134

The accompanying notes to condensed financial statements are an integral part of these statements.

PERMIAN BASIN ROYALTY TRUST
CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

	THREE	THREE
	MONTHS	MONTHS
	ENDED	ENDED
	June 30, 2010	June 30, 2009
Royalty income	$18,444,207	$6,725,240
Interest income	251	447

	18,444,458	6,725,687

General and administrative expenditures	(459,539)	(487,556)

Distributable income	$17,984,919	$6,238,131

Distributable income per Unit (46,608,796 Units)	$.39	$.13

The accompanying notes to condensed financial statements are an integral part of these statements.

PERMIAN BASIN ROYALTY TRUST
CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

	SIX	SIX
	MONTHS	MONTHS
	ENDED	ENDED
	June 30, 2010	June 30, 2009
Royalty income	$34,952,943	$14,438,626
Interest income	388	2,682

	34,953,331	14,441,308

General and administrative expenditures	(863,335)	(929,972)

Distributable income	$34,089,996	$13,511,336

Distributable income per Unit (46,608,796 Units)	$.73	$.29

The accompanying notes to condensed financial statements are an integral part of these statements.

PERMIAN BASIN ROYALTY TRUST
CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

	SIX	SIX
	MONTHS	MONTHS
	ENDED	ENDED
	June 30, 2010	June 30, 2009
Trust corpus, beginning of period	$1,079,986	$1,170,793

Amortization of net overriding royalty interests	(55,991)	(40,402)
Distributable income	34,089,996	13,511,336
Distributions declared	(34,089,996)	(13,511,336)

Total Trust Corpus, end of period	$1,023,995	$1,130,391

Distributions per Unit	$.73	$.29

The accompanying notes to condensed financial statements are an integral part of these statements.

PERMIAN BASIN ROYALTY TRUST
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
1.	BASIS OF ACCOUNTING
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
Subsequent to June 30, 2010, the Trust declared a distribution of $.116351 per unit on July 20, 2010 payable on August 13, 2010, to Unit holders of record on July 30, 2010. Subsequent events have been evaluated through the date of issuance of these condensed financial statements.
5.	CONTINGENCIES
Contingencies related to the Underlying Properties that are unfavorably resolved would generally be reflected by the Trust as reductions to future royalty income payments to the Trust with corresponding reductions to cash distributions to Unit holders. The Trustee is aware of no such items as of August 1, 2010.
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
Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009
For the quarter ended June 30, 2010 royalty income received by the Trust amounted to $18,444,207 compared to royalty income of $6,725,240 during the second quarter of 2009. The increase in royalty income is primarily attributable to increases in both oil and gas prices.

Interest income for the quarter ended June 30, 2010, was $251 compared to $447 during the second quarter of 2009. The decrease in interest income is primarily attributable to lowered interest rates. General and administrative expenses during the second quarter of 2010 amounted to $459,539 compared to $487,556 during the second quarter of 2009. The decrease in general and administrative expenses can be primarily attributed to decreased professional expenses.
These transactions resulted in distributable income for the quarter ended June 30, 2010 of $17,984,919 or $.385869 per Unit of beneficial interest. Distributions of $.120920, $.138667 and $.126282 per Unit were made to Unit holders of record as of April 30, 2010, May 28, 2010 and June 30, 2010, respectively. For the second quarter of 2009, distributable income was $6,238,130, or $.133840 per Unit of beneficial interest.
Royalty income for the Trust for the second quarter of the calendar year is associated with actual oil and gas production for the period of February, March and April of 2010 from the properties from which the Trust’s net overriding royalty interests (“Royalties”) were carved. Oil and gas sales attributable to the Royalties and the properties from which the Royalties were carved are as follows:

	Second Quarter
	2010	2009
Production:
Oil sales (Bbls)	174,469	127,053
Gas sales (Mcf)	799,308	480,941

Product Sales From Which The Royalties Were Carved:
Oil:
Total oil sales (Bbls)	257,558	262,962
Average per day (Bbls)	2,894	2,955
Average price per Bbl	$77.01	$39.47

Gas:
Total gas sales (Mcf)	1,310,250	1,320,596
Average per day (Mcf)	14,722	14,838
Average price per Mcf	$7.10	$3.90
The average received price of oil increased to an average price per barrel of $77.01 per Bbl in the second quarter of 2010 compared to $39.47 per Bbl in the second quarter of 2009 due to worldwide market variables. The Trustee has been advised by ConocoPhillips that for the period of August 1, 1993, through June 30, 2010, the oil from the Waddell Ranch properties was being sold under a competitive bid to a third party. The average price of gas increased from $3.90 per Mcf in the second quarter of 2009 to $7.10 per Mcf in the second quarter of 2010 due to change in overall market variables.
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
Capital expenditures for drilling, remedial and maintenance activities on the Waddell Ranch properties during the second quarter of 2010 totaled $0.2 million as compared to $1.9 million to the Trust for the second quarter of 2009. ConocoPhillips has informed the Trustee that the 2010 capital expenditures budget has been revised to $22 million (gross) for the Waddell Ranch properties. The total amount of capital expenditures for 2009 was $43.1 million. Through the second quarter of 2010, capital expenditures of $2.4 million (gross) have been expended.
The Trustee has been advised that there were 0 wells completed and 0 wells in progress, and 0 workover wells completed and 3 workover wells in progress, during the three months ended June 30, 2010 as compared to 1 well completed and 2 wells in progress, 11 workover wells completed and 10 workover wells in progress for the three months ended June 30, 2009 on the Waddell Ranch properties. There were no facility projects completed and 13 projects in progress for the second quarter of 2010.
Lease operating expenses and property taxes totaled $4.6 million for the second quarter of 2010, compared to $4.5 million in the second quarter of 2009 on the Waddell Ranch properties. This increase is primarily attributable to increased maintenance work.
Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009
For the six months ended June 30, 2010, royalty income received by the Trust amounted to $34,952,943 compared to royalty income of $14,438,626 for the six months ended June 30, 2009. The increase in royalty income is primarily due to an increase in oil and gas prices in the first six months of 2010, compared to the first six months in 2009. Interest income for the six months ended June 30, 2010 was $388 compared to $2,682 for the six months ended June 30, 2009. The decrease in interest income is attributable primarily to significantly lowered interest rates. General and administrative expenses for the six months ended June 30, 2010 were $863,335. During the six months ended June 30, 2009, general and administrative expenses were $929,972. The decrease in general and administrative expenses is primarily due to reduced Unit holder reporting and other professional expenses.
These transactions resulted in distributable income for the six months ended June 30, 2010 of $34,089,996, or $.731407, per Unit. For the six months ended June 30, 2009, distributable income was $13,511,336, or $.289888, per Unit.
Royalty income for the Trust for the six months ended June 30, 2010 is associated with actual oil and gas production for the period November 2008 through April 2010 from the properties from which the Royalties were carved. Oil and gas production attributable to the Royalties and the properties from which the Royalties were carved are as follows:

	Six Months Ended
	2010	2009
Royalties:
Oil sales (Bbls)	338,555	252,355
Gas sales (Mcf)	1,528,398	991,023

Properties From Which The Royalties Were Carved:
Oil:
Total oil sales (Bbls)	520,268	546,714
Average per day (Bbls)	2,874	3,021
Average price per Bbl	$74.56	$40.31

Gas:
Total gas sales (Mcf)	2,639,931	2,826,763
Average per day (Mcf)	14,585	15,617
Average price per Mcf	$7.20	$4.42
The average received price of oil increased during the six months ended June 30, 2010 to $74.56 per barrel compared to $40.31 per barrel for the same period in 2009. The increase in the average price of oil is primarily due to worldwide market variables. The increase in the average price of gas from $4.42 per Mcf for the six months ended June 30, 2009 to $7.20 per Mcf for the six months ended June 30, 2010 is primarily the result of a increase in the spot prices of natural gas.
Since the oil and gas sales volumes attributable to the Royalties are based on an allocation formula that is dependent on such factors as price and cost (including capital expenditures), the production amounts in the Royalties section of the above table do not provide a meaningful comparison. The oil and gas sales volumes from the properties from which the Royalties are carved have declined for the applicable period of 2010 compared to 2009.
Capital expenditures for the Waddell Ranch properties for the six months ended June 30, 2010 totaled $1.2 million compared to $5.5 million net to the Trust for the same period in 2009. ConocoPhillips has previously advised the Trust that the remaining 2010 capital expenditures budget for the Waddell Ranch properties is $20 million (gross).
The Trustee has been advised that 0 wells were drilled and completed and 0 wells to be completed on the Waddell Ranch properties during the six months ended June 30, 2010, as compared to 6 wells drilled and completed and 2 wells to be completed on the Waddell Ranch properties during the six months ended June 30, 2009. Approximately 0 workover wells were completed and approximately 3 workover wells were in progress as of June 30, 2010.
Lease operating expense and property taxes totaled $9.9 million for the six months ended June 30, 2010 compared to $9.0 million for the same period in 2009. The increase in lease operating expense is primarily attributable to increased maintenance work.

Calculation of Royalty Income
The Trust’s royalty income is computed as a percentage of the net profit from the operation of the properties in which the Trust owns net overriding royalty interests. These percentages of net profits are 75% and 95% in the case of the Waddell Ranch properties and the Texas Royalty properties, respectively. Royalty income received by the Trust for the three months ended June 30, 2010 and 2009, respectively, were computed as shown in the table below:

	Three Months Ended June 30,
	2010		2009
	Waddell	Texas	Waddell	Texas
	Ranch	Royalty	Ranch	Royalty
	Properties	Properties	Properties	Properties
Gross proceeds of sales from the Underlying Properties
Oil proceeds	$13,823,194	$6,010,461	$7,214,806	$3,164,894
Gas proceeds	8,073,140	1,229,067	4,347,466	803,528

Total	21,896,334	7,239,528	11,562,272	3,968,422

Less:
Severance tax:
Oil	483,917	215,396	273,978	119,771
Gas	367,022	79,408	216,299	49,470
Lease operating expenses and property tax:
Oil and gas	4,565,424	360,000	4,520,015	360,000
Other	70,565	—	37,775	—
Capital expenditures	157,779	—	1,903,516	—

Total	5,644,707	654,804	6,951,583	529,240

Net profits	16,251,627	6,584,724	4,610,689	3,439,182
Net overriding royalty interests	75%	95%	75%	95%

Royalty income	12,188,720	6,255,487	3,458,017	3,267,223

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
Revenue Recognition
Revenues from the royalty interests are recognized in the period in which amounts are received by the Trust. Royalty income received by the Trust in a given calendar year will generally reflect the proceeds, on an entitlement basis, from natural gas produced and sold for the twelve-month period ended October 31st in that calendar year. Royalty income received by the Trust in the second quarter of 2010 generally reflects the proceeds associated with actual oil and gas production for the period of February 2009 through April 2010.
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
Contingencies
Contingencies related to the Underlying Properties that are unfavorably resolved would generally be reflected by the Trust as reductions to future royalty income payments to the Trust with corresponding reductions to cash distributions to Unit holders. The Trustee is aware of no such items as of August 1, 2010.
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

PART II — OTHER INFORMATION
Items 1 through 5.
Not applicable.

Item 6. Exhibits
4.1	Permian Basin Royalty Trust Indenture dated November 3, 1980, between Southland Royalty Company (now Burlington Resources Oil & Gas Company LP) and The First National Bank of Fort Worth (now Bank of America, N.A.), as Trustee, heretofore filed as Exhibit (4)(a) to the Trust’s Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980 is incorporated herein by reference.

4.2	Net Overriding Royalty Conveyance (Permian Basin Royalty Trust) from Southland Royalty Company (now Burlington Resources Oil & Gas Company LP) to The First National Bank of Fort Worth (now Bank of America, N.A.), as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit (4)(b) to the Trust’s Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980 is incorporated herein by reference.

4.3	Net Overriding Royalty Conveyance (Permian Basin Royalty Trust — Waddell Ranch) from Southland Royalty Company (now Burlington Resources Oil & Gas Company LP) to The First National Bank of Fort Worth (now Bank of America, N.A.), as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit (4)(c) to the Trust’s Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980 is incorporated herein by reference.

10.1	Registration Rights Agreement dated as of July 21, 2004 by and between Burlington Resources Inc. and Bank of America, N.A., as trustee of Permian Basin Royalty Trust, heretofore filed as Exhibit 10.1 to the Trust’s Quarterly Report on Form 10-Q to the Securities and Exchange Commission for the quarterly period ended June 30, 2004 is incorporated herein by reference.

10.2	Underwriting Agreement dated December 15, 2005 among the Permian Basin Royalty Trust, Burlington Resources, Inc., Burlington Resources Oil & Gas L.P. and Lehman Brothers Inc. and Wachovia Capital Markets, LLC as representatives of the several underwriters, heretofore filed as Exhibit 10.1 to the Trust’s current report on Form 8-K to the Securities and Exchange Commission filed on December 19, 2005, is incorporated herein by reference.
10.3	Underwriting Agreement dated August 2, 2005 among the Permian Basin Royalty Trust, Burlington Resources, Inc., Burlington Resources Oil & Gas L.P. and Goldman Sachs & Co. and Lehman Brothers Inc. as representatives of the several underwriters, heretofore filed as Exhibit 10.1 to the Trust’s current report on Form 8-K to the Securities and Exchange Commission filed on August 8, 2005, is incorporated herein by reference.

10.4	Underwriting Agreement dated August 17, 2006, among Permian Basin Royalty Trust, ConocoPhillips, Burlington Resources Oil & Gas Company LP and Lehman Brothers Inc. and Wachovia Capital Markets, LLC as representatives of the several underwriters heretofore filed as Exhibit 10.1 to the Trust’s current report on Form 8-K to the Securities and Exchange Commission filed on August 22, 2006, is incorporated herein by reference.

31.1	Certification by Ron E. Hooper, Senior Vice President and Trust Administrator of Bank of America, Trustee of Permian Basin Royalty Trust, dated August 4, 2010 and submitted pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate by Bank of America, Trustee of Permian Basin Royalty Trust, dated August 4, 2010 and submitted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

BANK OF AMERICA, N.A.,
TRUSTEE FOR THE
PERMIAN BASIN ROYALTY TRUST

By:	/s/ Ron E. Hooper Ron E. Hooper
Senior Vice President
Trust Administrator
Date: August 4, 2010
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

10.4
Underwriting Agreement dated August 17, 2006, among Permian Basin Royalty Trust, ConocoPhillips, Burlington Resources Oil & Gas Company LP and Lehman Brothers Inc. and Wachovia Capital Markets, LLC as representatives of the several underwriters heretofore filed as Exhibit 10.1 to the Trust’s current report on Form 8-K to the Securities and Exchange Commission filed on August 22, 2006, is incorporated herein by reference.*

31.1
Certification by Ron E. Hooper, Senior Vice President and Trust Administrator of Bank of America, Trustee of Permian Basin Royalty Trust, dated August 4, 2010 and submitted pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate by Bank of America, Trustee of Permian Basin Royalty Trust, dated August 4, 2010 and submitted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

*	A copy of this Exhibit is available to any Unit holder, at the actual cost of reproduction, upon written request to the Trustee, U.S. Trust, Bank of America Private Wealth Management, 901 Main Street, Dallas, Texas 75202.