Form 10-Q
period 2010-09-30
PERMIAN BASIN ROYALTY TRUST
filed 2010-11-05
CIK 319654

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period ended September 30, 2010

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to
Commission file number 1-8033
PERMIAN BASIN ROYALTY TRUST
(Exact Name of Registrant as Specified in the Permian Basin Royalty Trust Indenture)

Texas
(State or Other Jurisdiction	75-6280532
of Incorporation or Organization)	(I.R.S. Employer Identification No.)
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Number of Units of beneficial interest of the Trust outstanding at November 1, 2010: 46,608,796.

PERMIAN BASIN ROYALTY TRUST
PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
The condensed financial statements included herein have been prepared by Bank of America, N.A. as Trustee for the Permian Basin Royalty Trust, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements and notes thereto be read in conjunction with the financial statements and the notes thereto included in the Trust’s latest annual report on Form 10-K. In the opinion of the Trustee, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the assets, liabilities and trust corpus of the Permian Basin Royalty Trust at September 30, 2010, the distributable income for the three-month and nine-month periods ended September 30, 2010 and 2009 and the changes in trust corpus for the nine-month periods ended September 30, 2010 and 2009 have been included. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.
The condensed financial statements as of September 30, 2010 and for the three-month and nine-month periods ended September 30, 2010 and 2009 included herein have been reviewed by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report appearing herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Unit Holders of Permian Basin Royalty Trust and
Bank of America, N.A., Trustee
Dallas, Texas
We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of Permian Basin Royalty Trust (the “Trust”) as of September 30, 2010, the related condensed statements of distributable income for the three-month and nine-month periods ended September 30, 2010 and 2009 and changes in trust corpus for the nine-month periods ended September 30, 2010 and 2009. These condensed financial statements are the responsibility of the Trustee.
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
/s/ Deloitte & Touche LLP
Austin, Texas
November 5, 2010

PERMIAN BASIN ROYALTY TRUST
CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	September 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS

Cash and short-term investments	$5,253,628	$5,483,148

Net overriding royalty interests in producing oil and gas properties (net of accumulated amortization of $9,979,762 and $9,895,230 at September 30, 2010 and December 31, 2009, respectively)	995,454	1,079,986

TOTAL ASSETS	$6,249,082	$6,563,134

LIABILITIES AND TRUST CORPUS

Distribution payable to Unit holders	$5,253,628	$5,483,148

Commitments and contingencies Trust corpus — 46,608,796 Units of beneficial interest authorized and outstanding	995,454	1,079,986

TOTAL LIABILITIES AND TRUST CORPUS	$6,249,082	$6,563,134

The accompanying notes to condensed financial statements are an integral part of these statements.

PERMIAN BASIN ROYALTY TRUST
CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	September 30		September 30
	2010	2009	2010	2009
Royalty income	$16,016,241	$10,469,008	$50,969,184	$24,907,635
Interest income	420	335	808	3,017

	16,016,661	10,469,343	50,969,992	24,910,652

General and administrative expenditures	(124,056)	(135,642)	(987,391)	(1,065,614)

Distributable income	$15,892,605	$10,333,701	$49,982,601	$23,845,038

Distributable income per Unit (46,608,796 Units)	$.340979	$.221711	$1.072386	$.511600

The accompanying notes to condensed financial statements are an integral part of these statements.

PERMIAN BASIN ROYALTY TRUST
CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

	NINE MONTHS ENDED
	September 30
	2010	2009
Trust corpus, beginning of period	$1,079,986	$1,170,793

Amortization of net overriding royalty interests	(84,532)	(63,850)
Distributable income	49,982,601	23,845,038
Distributions declared	(49,982,601)	(23,845,038)

Total Trust Corpus, end of period	$995,454	$1,106,943

Distributions per Unit	$1.072386	$.511600

The accompanying notes to condensed financial statements are an integral part of these statements.

PERMIAN BASIN ROYALTY TRUST
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
1.	BASIS OF ACCOUNTING

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

Subsequent to September 30, 2010, the Trust declared a distribution on October 19, 2010 of $0.107227 per Unit payable on November 15, 2010, to Unit holders of record on October 29, 2010.
5.	CONTINGENCIES

Contingencies related to the Underlying Properties that are unfavorably resolved would generally be reflected by the Trust as reductions to future royalty income payments to the Trust with corresponding reductions to cash distributions to Unit holders. The Trustee is aware of no such items as of September 30, 2010.
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

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009
For the quarter ended September 30, 2010, royalty income received by the Trust amounted to $16,016,241 compared to royalty income of $10,469,008 during the third quarter of 2009. The increase in royalty income is primarily attributable to increases in both oil and gas prices.
Interest income for the quarter ended September 30, 2010, was $420 compared to $335 during the third quarter of 2009. The increase in interest income is primarily attributable to more funds available for investment, offset by lower interest rates. General and administrative expenses during the third quarter of 2010 amounted to $124,056 compared to $135,642 during the third quarter of 2009. The decrease in general and administrative expenses can be primarily attributed to decreased professional expenses.
These transactions resulted in distributable income for the quarter ended September 30, 2010 of $15,892,605 or $.340979 per Unit of beneficial interest. Distributions of $.116351, $.111909 and $.112717 per Unit were made to Unit holders of record as of July 30, 2010, August 31, 2010 and September 30, 2010, respectively. For the third quarter of 2009, distributable income was $10,333,701, or $.221711 per Unit of beneficial interest.
Royalty income for the Trust for the third quarter of the calendar year is associated with actual oil and gas production for the period of May, June and July 2010 from the properties from which the Trust’s net overriding royalty interests (“Royalties”) were carved. Oil and gas sales attributable to the Royalties and the properties from which the Royalties were carved are as follows:

	Third Quarter
	2010	2009
Production:
Oil sales (Bbls)	168,282	138,420
Gas sales (Mcf)	763,886	588,825

Product Sales From Which The Royalties Were Carved:
Oil:
Total oil sales (Bbls)	256,478	266,797
Average per day (Bbls)	2,788	2,900
Average price per Bbl	$69.56	$59.65

Gas:
Total gas sales (Mcf)	1,318,837	1,474,200
Average per day (Mcf)	14,335	16,024
Average price per Mcf	$6.45	$4.48
The average received price of oil increased to an average price per barrel of $69.56 Bbl in the third quarter of 2010, compared to $59.65 per Bbl in the third quarter of 2009 due to worldwide market variables. The Trustee has been advised by ConocoPhillips that for the period of August 1, 1993, through September 30, 2010, the oil from the Waddell Ranch properties was being sold under a competitive bid to a third party. The average price of gas increased from $4.48 per Mcf in the third quarter of 2009 to $6.45 per Mcf in the third quarter of 2010 due to change in overall market variables.
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
Capital expenditures for drilling, remedial and maintenance activities on the Waddell Ranch properties during the third quarter of 2010 totaled $366,440 as compared to $3,881,031 for the Trust for the third quarter of 2009. ConocoPhillips has informed the Trustee that the 2010 capital expenditures budget has been revised to $22 million (gross) for the Waddell Ranch properties. The total amount of capital expenditures for 2009 was $24.1 million. Through the third quarter of 2010, capital expenditures of $4.3 million (gross) have been expended.
The Trustee has been advised that there were 0 wells completed and 1 drill well in progress, and 2 workover wells completed and 13 workover wells in progress, during the three months ended September 30, 2010 as compared to 3 wells completed, 2 drill wells in progress, and 12 workover wells completed and 1 workover well in progress for the three months ended September 30, 2009 on the Waddell Ranch properties. There were 0 facility projects completed and 14 projects in progress for the third quarter of 2010.
Lease operating expenses and property taxes totaled $4.7 million for the third quarter of 2010, compared to $4.7 million in the third quarter of 2009 on the Waddell Ranch properties.
Nine Months Ended September 30, 2010 and 2009
For the nine months ended September 30, 2010, royalty income received by the Trust amounted to $50,969,184 compared to royalty income of $24,907,635 for the nine months ended September 30, 2009. The increase in royalty income is primarily due to an increase in oil and gas prices in the first nine months of 2010 compared to the first nine months in 2009. Interest income for the nine months ended September 30, 2010 was $808 compared to $3,017 for the nine months ended September 30, 2009. The decrease in interest income is attributable primarily to significantly lowered interest rates. General and administrative expenses for the nine months ended September 30, 2010 were $987,391. During the nine months ended September 30, 2009, general and administrative expenses were $1,065,614. The decrease in general and administrative expenses is primarily due to reduced professional expenses.
These transactions resulted in distributable income for the nine months ended September 30, 2010 of $49,982,601, or $1.072386 per Unit. For the nine months ended September 30, 2009, distributable income was $23,845,038, or $.511600 per Unit.
Royalty income for the Trust for the nine months ended September 30, 2010 is associated with actual oil and gas production for the period November 2009 through July 2010 from the properties from which the Royalties were carved. Oil and gas production attributable to the Royalties and the properties from which the Royalties were carved are as follows:

	Nine Months Ended
	2010	2009
Royalties:
Oil sales (Bbls)	506,837	390,775
Gas sales (Mcf)	2,292,284	1,579,848

Properties From Which The Royalties Were Carved:
Oil:
Total oil sales (Bbls)	776,746	813,511
Average per day (Bbls)	2,845	2,980
Average price per Bbl	$72.91	$46.66
Gas:
Total gas sales (Mcf)	3,958,768	4,300,963
Average per day (Mcf)	14,501	15,754
Average price per Mcf	$6.95	$4.44
The average received price of oil increased during the nine months ended September 30, 2010 to $72.91 per barrel compared to $46.66 per barrel for the same period in 2009. The increase in the average price of oil is primarily due to worldwide market variables. The increase in the average price of gas from $4.44 per Mcf for the nine months ended September 30, 2009 to $6.95 per Mcf for the nine months ended September 30, 2010 is primarily the result of an increase in the spot prices of natural gas. This average price for gas also includes significant prices for natural gas liquids which raises this average price of gas well above the average posted price of natural gas.
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
Capital expenditures for the Waddell Ranch properties for the nine months ended September 30, 2010 totaled $1.6 million compared to $9.3 million net to the Trust for the same period in 2009. ConocoPhillips has previously advised the Trust that the remaining 2010 capital expenditures budget for the Waddell Ranch properties is $17.7 million (gross).
The Trustee has been advised that 0 wells were drilled and completed and 1 well to be completed on the Waddell Ranch properties during the nine months ended September 30, 2010, as compared to 9 wells drilled and completed and 2 wells to be completed on the Waddell Ranch properties during the nine months ended September 30, 2009. Approximately 2 workover wells were completed and approximately 13 workover wells were in progress as of September 30, 2010. Approximately 0 facilities projects were completed and 14 facilities projects were in progress.
Lease operating expense and property taxes totaled $12.1 million for the nine months ended September 30, 2010 compared to $11.4 million for the same period in 2009. The increase in lease operating expense is primarily attributable to a increased maintenance work.

Calculation of Royalty Income
The Trust’s royalty income is computed as a percentage of the net profit from the operation of the properties in which the Trust owns net overriding royalty interests. These percentages of net profits are 75% and 95% in the case of the Waddell Ranch properties and the Texas Royalty properties, respectively. Royalty income received by the Trust for the three months ended September 30, 2010 and 2009, respectively, were computed as shown in the table below:

	THREE MONTHS ENDED SEPTEMBER 30,
	2010		2009
	WADDELL	TEXAS	WADDELL	TEXAS
	RANCH	ROYALTY	RANCH	ROYALTY
	PROPERTIES	PROPERTIES	PROPERTIES	PROPERTIES
Gross proceeds of sales from the Underlying Properties
Oil proceeds	$12,343,193	$5,496,900	$11,136,482	$4,778,476
Gas proceeds	7,333,630	1,168,823	5,836,377	775,040

Total	19,676,823	6,665,723	16,972,859	5,553,516

Less:
Severance tax:
Oil	491,195	177,759	434,136	173,940
Gas	363,863	68,120	330,079	45,387
Lease operating expense and property tax:
Oil and gas	4,776,138	360,000	4,669,575	360,000
Capital expenditures	366,441	—	3,881,031	—

Total	5,997,637	605,879	9,314,821	579,327

Net profits	13,679,186	6,059,844	7,658,038	4,974,189
Net overriding royalty interests	75%	95%	75%	95%

Royalty income	$10,259,389	$5,756,852	$5,743,529	$4,725,480

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
Revenue Recognition
Revenues from the royalty interests are recognized in the period in which amounts are received by the Trust. Royalty income received by the Trust in a given calendar year will generally reflect the proceeds, on an entitlement basis, from natural gas produced and sold for the twelve-month period ended October 31st in that calendar year. Royalty income received by the Trust in the third quarter of 2010 generally reflects the proceeds associated with actual oil and gas production for the period of May, June and July 2010.
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
Contingencies
Contingencies related to the Underlying Properties that are unfavorably resolved would generally be reflected by the Trust as reductions to future royalty income payments to the Trust with corresponding reductions to cash distributions to Unit holders. The Trustee is aware of no such items as of September 30, 2010.
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

PART II — OTHER INFORMATION
Items 1 through 5.
Not applicable.
Item 6. Exhibits

4.1	Permian Basin Royalty Trust Indenture dated November 3, 1980, between Southland Royalty Company (now Burlington Resources Oil & Gas Company LP) and The First National Bank of Fort Worth (now Bank of America, N.A.), as Trustee, heretofore filed as Exhibit (4)(a) to the Trust’s Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980 is incorporated herein by reference.

4.2	Net Overriding Royalty Conveyance (Permian Basin Royalty Trust) from Southland Royalty Company (now Burlington Resources Oil & Gas Company LP) to The First National Bank of Fort Worth (now Bank of America, N.A.), as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit (4)(b) to the Trust’s Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980 is incorporated herein by reference.

4.3	Net Overriding Royalty Conveyance (Permian Basin Royalty Trust - Waddell Ranch) from Southland Royalty Company (now Burlington Resources Oil & Gas Company LP) to The First National Bank of Fort Worth (now Bank of America, N.A.), as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit (4)(c) to the Trust’s Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980 is incorporated herein by reference.

10.1	Registration Rights Agreement dated as of July 21, 2004 by and between Burlington Resources, Inc. and Bank of America, N.A., as trustee of Permian Basin Royalty Trust, heretofore filed as Exhibit 10.1 to the Trust’s Quarterly Report on Form 10-Q to the Securities and Exchange Commission for the quarterly period ended June 30, 2004 is incorporated herein by reference.

10.2	Underwriting Agreement dated December 15, 2005 among the Permian Basin Royalty Trust, Burlington Resources, Inc., Burlington Resources Oil & Gas L.P. and Lehman Brothers Inc. and Wachovia Capital Markets, LLC as representatives of the several underwriters, heretofore filed as Exhibit 10.1 to the Trust’s current report on Form 8-K to the Securities and Exchange Commission filed on December 19, 2005, is incorporated herein by reference.

10.3	Underwriting Agreement dated August 2, 2005 among the Permian Basin Royalty Trust, Burlington Resources, Inc., Burlington Resources Oil & Gas L.P. and Goldman Sachs & Co. and Lehman Brothers Inc. as representatives of the several underwriters, heretofore filed as Exhibit 10.1 to the Trust’s current report on Form 8-K to the Securities and Exchange Commission filed on August 8, 2005, is incorporated herein by reference.

10.4	Underwriting Agreement dated August 17, 2006, among Permian Basin Royalty Trust, ConocoPhillips, Burlington Resources Oil & Gas Company LP and Lehman Brothers Inc. and Wachovia Capital Markets, LLC as representatives of the several underwriters heretofore filed as Exhibit 10.1 to the Trust’s current report on Form 8-K to the Securities and Exchange Commission filed on August 22, 2006, is incorporated herein by reference.

31.1	Certification by Ron E. Hooper, Senior Vice President and Trust Administrator of Bank of America, Trustee of Permian Basin Royalty Trust, dated November 5, 2010 and submitted pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate by Bank of America, Trustee of Permian Basin Royalty Trust, dated November 5, 2010 and submitted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

BANK OF AMERICA, N.A., TRUSTEE FOR THE PERMIAN BASIN ROYALTY TRUST
By:	/s/ RON E. HOOPER
Ron E. Hooper,
Senior Vice President and Trust Administrator Bank of America, N.A.

Date: November 5, 2010
(The Trust has no directors or executive officers.)

INDEX TO EXHIBITS

Exhibit
Number	Exhibit
4.1	Permian Basin Royalty Trust Indenture dated November 3, 1980, between Southland Royalty Company (now Burlington Resources Oil & Gas Company LP) and The First National Bank of Fort Worth (now Bank of America, N.A.), as Trustee, heretofore filed as Exhibit (4)(a) to the Trust’s Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980 is incorporated herein by reference.*

4.2	Net Overriding Royalty Conveyance (Permian Basin Royalty Trust) from Southland Royalty Company (now Burlington Resources Oil & Gas Company LP) to The First National Bank of Fort Worth (now Bank of America, N.A.), as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit (4)(b) to the Trust’s Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980 is incorporated herein by reference.*

4.3	Net Overriding Royalty Conveyance (Permian Basin Royalty Trust — Waddell Ranch) from Southland Royalty Company (now Burlington Resources Oil & Gas Company LP) to The First National Bank of Fort Worth (now Bank of America, N.A.), as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit (4)(c) to the Trust’s Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980 is incorporated herein by reference.*

10.1	Registration Rights Agreement dated as of July 21, 2004 by and between Burlington Resources, Inc. and Bank of America, N.A., as trustee of Permian Basin Royalty Trust, heretofore filed as Exhibit 10.1 to the Trust’s Quarterly Report on Form 10-Q to the Securities and Exchange Commission for the quarterly period ended June 30, 2004 is incorporated herein by reference.*

10.2	Underwriting Agreement dated December 15, 2005 among the Permian Basin Royalty Trust, Burlington Resources, Inc., Burlington Resources Oil & Gas L.P. and Lehman Brothers Inc. and Wachovia Capital Markets, LLC as representatives of the several underwriters, heretofore filed as Exhibit 10.1 to the Trust’s current report on Form 8-K to the Securities and Exchange Commission filed on December 19, 2005, is incorporated herein by reference.*

10.3	Underwriting Agreement dated August 2, 2005 among the Permian Basin Royalty Trust, Burlington Resources, Inc., Burlington Resources Oil & Gas L.P. and Goldman Sachs & Co. and Lehman Brothers Inc. as representatives of the several underwriters, heretofore filed as Exhibit 10.1 to the Trust’s current report on Form 8-K to the Securities and Exchange Commission filed on August 8, 2005, is incorporated herein by reference.*

Exhibit
Number	Exhibit
10.4	Underwriting Agreement dated August 17, 2006, among Permian Basin Royalty Trust, ConocoPhillips, Burlington Resources Oil & Gas Company LP and Lehman Brothers Inc. and Wachovia Capital Markets, LLC as representatives of the several underwriters heretofore filed as Exhibit 10.1 to the Trust’s current report on Form 8-K to the Securities and Exchange Commission filed on August 22, 2006, is incorporated herein by reference.*

31.1	Certification by Ron E. Hooper, Senior Vice President and Trust Administrator of Bank of America, Trustee of Permian Basin Royalty Trust, dated November 5, 2010 and submitted pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate by Bank of America, Trustee of Permian Basin Royalty Trust, dated November 5, 2010 and submitted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

*	A copy of this Exhibit is available to any Unit holder, at the actual cost of reproduction, upon written request to the Trustee, U.S. Trust, Bank of America Private Wealth Management, 901 Main Street, Dallas, Texas 75202.