Form 10-K
period 2010-12-31
PERMIAN BASIN ROYALTY TRUST
filed 2011-03-01
CIK 319654

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $852,474,878.84.
     At March 1, 2011, there were 46,608,796 Units of Beneficial Interest of the Trust outstanding.
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
     In 1985, Southland Royalty became a wholly-owned subsidiary of Burlington Northern Inc. (“BNI”). In 1988, BNI transferred its natural resource operations to Burlington Resources Inc. (“BRI”) as a result of which Southland Royalty became a wholly-owned indirect subsidiary of BRI. As a result of this transfer, Meridian Oil Inc., a Delaware corporation (“MOI”), which was the parent company of Southland Royalty, became a wholly owned direct subsidiary of BRI. Effective January 1, 1996, Southland Royalty was merged with and into MOI. As a result of this merger, the separate corporate existence of Southland Royalty ceased and MOI survived and succeeded to the ownership of all of the assets of Southland Royalty and assumed all of its rights, powers, privileges, liabilities and obligations. Effective July 11, 1996, MOI changed its name to Burlington Resources Oil & Gas Company, now Burlington Oil & Gas Company LP (“BROG”). Any reference to BROG hereafter for periods prior to the occurrence of the aforementioned name change or merger should, as applicable, be construed to be a reference to MOI or Southland Royalty. Further, BROG notified the Trust that, on February 14, 1997, the Texas Royalty properties (as defined herein on page 8) that are subject to the Net Overriding Royalty Conveyance dated November 1, 1980 (“Texas Royalty Conveyance”), were sold to Riverhill Energy Corporation (“Riverhill Energy”) of Midland, Texas. Effective March 31, 2006, ConocoPhillips acquired BRI pursuant to a merger between BRI and a wholly-owned subsidiary of ConocoPhillips. As a result of this acquisition, BRI and BROG are both wholly-owned subsidiaries of ConocoPhillips.

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
     Production and development costs attributable to the Royalties are deducted in the calculation of the Trust’s share of net proceeds. Accordingly, higher or lower production and development costs will directly decrease or increase the amount received by the Trust from the Royalties. Production and development costs are impacted by increases in commodity prices, both directly, through commodity price dependent costs, such as electricity, and indirectly, as a result of demand driven increases in costs of oilfield goods and services. For example, the costs of electricity that will be included in production and development costs deducted in calculating the Trust’s share of 2011 net proceeds could increase compared to the electrical costs incurred during 2010 principally as a result of higher fuel surcharges which could be charged by the third party electricity provider in response to the higher costs of natural gas consumed to generate the electricity. These increased costs could reduce the Trust’s share of 2011 net proceeds below the level that would exist if such costs remained at the level experienced in 2010. If production and development costs attributable to the Royalties exceed the gross proceeds related to production from the Underlying Properties, the Trust will not receive net proceeds until future proceeds from production exceed the total of the excess costs plus accrued interest during the deficit period. Development activities may not generate sufficient additional proceeds to repay the costs.
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
     As oil and gas production from the Waddell Ranch properties is processed through a single facility, future distributions from those properties may be particularly susceptible to such risks. A partial or complete shut down of operations at that facility could disrupt the flow of royalty payments to the Trust and, accordingly, the Trust’s distributions to its Unit holders. In addition, although BROG is the operator of record of the properties burdened by the Waddell Ranch overriding royalty interests, none of the Trustee, the Unit holders or BROG has an operating interest in the properties burdened by the Texas Royalty properties’ (as defined herein on page 8) overriding royalty interests. As a result, these parties are not in a position to eliminate or mitigate the above or similar occurrences with respect to such properties and may not become aware of such occurrences prior to any reduction in Trust distributions which may result therefrom.
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
          In addition, even if an operator, including BROG in the case of the Waddell Ranch properties (as defined herein on page 8), concludes that a particular development operation is prudent on a property, it may be unable to undertake such activity unless it is approved by the requisite approval of the working interest owners of such properties (typically the owners of at least a majority of the working interests). Even if the Trust concludes that such activities in respect of any of its overriding royalty interests would be in its best interests, it has no right to cause those activities to be undertaken.
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
Item 1B. Unresolved Staff Comments
     The Trust has not received any written comments from the Securities and Exchange Commission staff regarding its periodic or current reports under the Act not less than 180 days before December 31, 2010, which comments remain unresolved.
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
     A production index for oil and gas properties is the number of years derived by dividing remaining reserves by current production. The production index for the Trust properties based on the reserve report prepared by independent petroleum engineers as of December 31, 2010, is approximately 10 years.
     The following information under this Item 2 is based upon data and information, including audited computation statements, furnished to the Trustee by BROG and Riverhill Energy.
PRODUCING ACREAGE, WELLS AND DRILLING
     Waddell Ranch Properties. The net profits/overriding royalty interest in the Waddell Ranch properties is the largest asset of the Trust. The mineral interests in the Waddell Ranch, from which such net royalty interests are carved vary from 37.5% (Trust net interest) to 50% (Trust net interest) in 78,715 gross (34,205 net) producing acres. A majority of the proved reserves are attributable to six fields: Dune, Sand Hills (Judkins), Sand Hills (McKnight), Sand Hills (Tubb), University-Waddell (Devonian) and Waddell. At December 31, 2010, the Waddell Ranch properties contained 797 gross (371 net) productive oil wells, 212 gross (87 net) productive gas wells and 267 gross (119 net) injection wells.
     BROG is operator of record of the Waddell Ranch properties. All field, technical and accounting operations have been contracted by agreements between the working interest owners and Schlumberger Integrated Project Management (IPM) and Riverhill Capital Corporation (“Riverhill Capital”), but remain under the direction of BROG.
     Six major fields on the Waddell Ranch properties account for more than 80% of the total production. In the six fields, there are 12 producing zones ranging in depth from 2,800 to 10,600 feet. Most prolific of these zones are the Grayburg and San Andres, which produce from depths between 2,800 and 3,400 feet. Also productive from the San Andres are the Sand Hills (Judkins) gas field and the Sand

Hills (McKnight) oil field, the Dune (Grayburg/San Andres) oil field, and the Waddell (Grayburg/San Andres) oil field.
     The Dune and Waddell oil fields are productive from both the Grayburg and San Andres formations. The Sand Hills (Tubb) oil fields produce from the Tubb formation at depths averaging 4,300 feet, and the University Waddell (Devonian) oil field is productive from the Devonian formation between 8,400 and 9,200 feet.
     The Waddell Ranch properties are mature producing properties, and all of the major oil fields are currently being waterflooded for the purpose of facilitating enhanced recovery. Proved reserves and estimated future net revenues attributable to the properties are included in the reserve reports summarized below. BROG does not own the full working interest in any of the tracts constituting the Waddell Ranch properties and, therefore, implementation of any development programs will require approvals of other working interest holders as well as BROG. In addition, implementation of any development programs will be dependent upon oil and gas prices currently being received and anticipated to be received in the future. There was 1 gross (0.5 net) well drilled and completed on the Waddell Ranch properties during 2010. At December 31, 2010, there were 4 drill wells and 5 workovers in progress on the Waddell Ranch properties. There were 11 gross (5 net) wells drilled and completed on the Waddell Ranch properties during 2009. At December 31, 2009 there were no drill wells and 2 workovers in progress on the Waddell Ranch properties. There were 3 gross (1 net) wells drilled and completed on the Waddell Ranch properties during 2008. At December 31, 2008 there were 6 drill wells and 3 workovers in progress on the Waddell Ranch properties.
     In 2010, there were 0 net productive and 0 dry exploratory wells drilled, and 0.5 net productive and 0 dry development wells drilled on the Waddell Ranch properties, compared to no net productive and no dry exploratory wells drilled and 5 net productive and no dry development wells drilled in 2009. In 2008, there were no net productive and no dry exploratory wells drilled, and 1 net productive and no dry development wells drilled on the Waddell Ranch Properties.
     BROG has advised the Trustee that the total amount of capital expenditures for 2010 with regard to the Waddell Ranch properties totaled $12.0 million. Capital expenditures include the cost of remedial and maintenance activities. This amount spent is approximately $10 million less than the budgeted amount projected by BROG for 2010. BROG has advised the Trustee that the capital expenditures budget for 2011 totals approximately $23 million, of which approximately $0 million (gross) is attributable to the 2011 drilling program, and $19 million (gross) to workovers and recompletions. The remaining $4 million is attributable to facilities. Accordingly, there is a 91% increase in capital expenditures for 2011 as compared with the 2010 capital expenditures. The major reason for the variance is the increase in the number of planned capital recompletions and an increased level of facility work. There will be no new drill wells in 2011 as compared to 0 in 2010.
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
     The Trustee has been advised that as of May 1, 2000, the accounting operations pertaining to the Texas Royalty properties were being transferred from STC to Riverhill Energy. STC currently conducts all field, technical and accounting operations, on behalf of BROG, with regard to the Waddell Ranch properties. STC currently provides summary reporting of monthly results for both the Texas Royalty properties and the Waddell Ranch properties.
     Well Count and Acreage Summary. The following table shows as of December 31, 2010, the gross and net producing wells and acres for the BROG interests. The net wells and acres are determined by multiplying the gross wells or acres by the BROG interests owner’s working interest in the wells or acres. Similar information is not available for the Riverhill Energy interests. There is no undeveloped acreage on the Waddell Ranch properties.

	NUMBER OF WELLS		ACRES
	Gross	Net	Gross	Net
BROG Interests	1,276	577	76,922	33,246
OIL AND GAS PRODUCTION
     The Trust recognizes production during the month in which the related distribution is received. Production of oil and gas attributable to the Royalties and the Underlying Properties, the related average sales prices and the average production cost per unit of production attributable to the Underlying Properties for the three years ended December 31, 2010, excluding portions attributable to the adjustments discussed below, were as follows:

	Waddell Ranch			Texas Royalty
	Properties			Properties			Total
	2010	2009	2008	2010	2009	2008	2010	2009	2008
Royalties:
Production
Oil (barrels)	369,392	272,734	454,247	280,410	277,189	306,011	649,802	549,923	760,258
Gas (Mcf)	2,456,261	1,809,253	3,143,777	458,162	460,647	529,291	2,914,423	2,269,900	3,673,068
Underlying Properties:
Production
Oil (barrels)	705,266	753,419	722,025	314,118	325,507	333,692	1,019,384	1,078,926	1,055,717
Gas (Mcf)	4,715,917	5,113,378	5,350,284	513,901	541,511	577,506	5,229,918	5,654,889	5,927,790
Average Sales Price
Oil/barrel	73.30	54.62	102.41	74.02	51.76	102.39	73.61	53.18	102.41
Gas/Mcf	6.63	4.56	10.35	8.87	6.38	13.55	6.98	4.93	10.81
Average Production Cost
Oil/barrel	20.09	12.70	10.79	6.49	N/A	N/A	15.88	N/A	N/A
Gas/Mcf	1.89	1.14	1.07	.98	N/A	N/A	1.80	N/A	N/A

     Since the oil and gas sales attributable to the Royalties are based on an allocation formula that is dependent on such factors as price and cost (including capital expenditures), production amounts do not necessarily provide a meaningful comparison.
     Waddell Ranch properties lease operating expense for 2010 was $38.6 million (gross) and $14.6 million (net). The lease operating expense decreased 1% from 2009 to 2010 primarily because of decreased electrical costs. Waddell Ranch lifting cost on a barrel of oil equivalent (BOE) basis was $11.56 /bbl as compared to $11.04 in 2009 and $8.91 in 2008.
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
     The independent petroleum engineers’ reports as to the proved oil and gas reserves attributable to the Royalties conveyed to the Trust were obtained from Cawley, Gillespie & Associates, Inc. Cawley, Gillespie & Associates, Inc, has been in business since 1973 when the petroleum consulting firm Keller & Augustson merged with the petroleum consulting firm Cawley, Harrington & Gillespie. The primary business of Cawley, Gillespie & Associates, Inc, is the estimation and evaluation of petroleum reserves. Kenneth J. Mueller, has been employed by Cawley, Gillespie & Associates since 1996. Mr. Mueller attended Texas A&M University from 1975 to 1979, graduating with a Bachelor of Science degree, Summa Cum Laude, in Petroleum Engineering in 1979, and has in excess of fifteen years experience in oil and gas reserves studies and evaluations. Mr. Mueller is a licensed professional engineer with the Texas Board of Professional Engineers and a member of the Texas Society of Professional Engineers.
     Cawley, Gillespie & Associates, Inc.’s reports are attached as exhibits to this Form 10-K. The following table presents a reconciliation of proved reserve quantities from January 1, 2008 through December 31, 2010 (in thousands):

	Waddell Ranch		Texas Royalty
	Properties		Properties		Total
	Oil	Gas	Oil	Gas	Oil	Gas
	(Bbls)	(Mcf)	(Bbls)	(Mcf)	(Bbls)	(Mcf)
January 1, 2008	3,837	21,110	3,419	5,192	7,256	26,302
Extensions, discoveries, and other additions	40	56	—	—	40	56
Revisions of previous estimates	(1,073)	(3,667)	397	1,646	(676)	(2,021)
Production	(454)	(3,144)	(306)	(529)	(760)	(3,673)

December 31, 2008	2,350	14,355	3,510	6,309	5,860	20,664
Extensions, discoveries, and other additions	95	249	—	—	95	249
Revisions of previous estimates	177	370	(85)	(615)	92	(245)
Production	(273)	(1,809)	(279)	(457)	(552)	(2,266)

December 31, 2009	2,349	13,165	3,146	5,237	5,495	18,402
Extensions, discoveries, and other additions	121	236	—	—	121	236
Revisions of previous estimates	876	5,947	335	789	1,211	6,736
Production	(369)	(2,456)	(280)	(458)	(649)	(2,914)

December 31, 2010	2,977	16,892	3,201	5,568	6,178	22,460

     Estimated quantities of proved reserves and net cash flow as of December 31, 2010 are as follows:

	Waddell Ranch
	Properties
	Oil	Gas	Net Cash	10% Disc. Cash
	(Mstb)	(Mcf)	Flow, M$	Flow, M$
Proved Developed Producing	2,638	16,033	$289,640	$179,294
Proved Developed Non-Producing	321	821	$28,212	$12,043
Proved Developed	2,959	16,854	$317,852	$191,337
Proved Undeveloped	18	38	$1,511	$677

Total Proved	2,977	16,892	$319,363	$192,014

	Texas Royalty
	Properties
	Oil	Gas	Net Cash	10% Disc. Cash
	(Mstb)	(Mcf)	Flow, M$	Flow, M$
Proved Developed Producing	3,201	5,568	$278,510	$132,312
Proved Developed	3,201	5,568	$278,510	$132,312

Total Proved	3,201	5,568	$278,510	$132,312

	Total Waddell Ranch Plus Texas Royalty
	Properties
	Oil	Gas	Net Cash	10% Disc. Cash
	(Mstb)	(Mcf)	Flow, M$	Flow, M$
Proved Developed Producing	5,839	21,601	$568,150	$311,606
Proved Developed Non-Producing	321	821	$28,212	$12,043
Proved Developed	6,160	22,422	$596,362	$323,649
Proved Undeveloped	18	38	$1,511	$677

Total Proved	6,178	22,460	$597,873	$324,326
Estimated quantities of proved developed reserves of oil and gas as of the dates indicated were as follows (in thousands):

	Oil	Gas
Proved Developed Reserves:	(Barrels)	(Mcf)
January 1, 2008	7,199	26,120
December 31, 2008	5,662	20,664
December 31, 2009	5,429	18,220
December 31, 2010	6,160	22,422
The Financial Accounting Standards Board requires supplemental disclosures for oil and gas producers based on a standardized measure of discounted future net cash flows relating to proved oil and gas reserve quantities. Under this disclosure, future cash inflows are computed by applying the average prices during the 12-month period prior to fiscal year-end, determined as an unweighted arithmetic average of the first-day-of-the-month benchmark price for each month within such period, unless prices are defined by contractual arrangements, excluding escalations based upon future conditions. Future price changes are only considered to the extent provided by contractual arrangements in existence at year end. The standardized measure of discounted future net cash flows is achieved by using a discount rate of 10% a year to reflect the timing of future cash flows relating to proved oil and gas reserves.
Estimates of proved oil and gas reserves are by their very nature imprecise. Estimates of future net revenue attributable to proved reserves are sensitive to the unpredictable prices of oil and gas and other variables.

The 2010, 2009 and 2008 change in the standardized measure of discounted future net cash revenues related to future royalty income from proved reserves attributable to the Royalties discounted at 10% is as follows (in thousands):

		Waddell Ranch			Texas Royalty
		Properties			Properties			Total
	2010	2009	2008	2010	2009	2008	2010	2009	2008
January 1	$116,258	$96,962	$316,135	$94,949	$81,765	$168,237	$211,207	$178,727	$484,372
Extensions, discoveries, and other additions	5,230	3,371	936	0	0	0	5,230	3,371	936

Accretion of discount	11,626	9,696	31,613	9,495	8,176	16,824	21,121	17,872	48,437
Revisions of previous estimates and other	100,396	28,395	(176,221)	51,637	21,800	(66,456)	152,033	50,195	(242,677)

Royalty income	(41,496)	(22,166)	(75,501)	(23,769)	(16,792)	(36,840)	(65,265)	(38,958)	(112,341)

December 31	$192,014	$116,258	$96,962	$132,312	$94,949	$81,765	$324,326	$211,207	$178,727

Average oil and gas prices of $79.43 per barrel and $4.37 per Mcf were used to determine the estimated future net revenues from both the Waddell Ranch properties and the Texas Royalty properties, respectively, at December 31, 2010. The upward revisions of both reserves and discounted future net cash flows for the Waddell Ranch properties and the Texas Royalty properties are primarily due to stronger pricing for oil and gas.
Average oil and gas prices of $55.87 and $55.38 per barrel and $4.49 and $6.27 per Mcf were used to determine the estimated future net revenues from the Waddell Ranch properties and the Texas Royalty properties, respectively, at December 31, 2009. The upward revisions of both reserves and discounted future net cash flows for the Waddell Ranch properties and the Texas Royalty properties were primarily due to stronger pricing for oil and gas.
Oil and gas prices of $41.43 and $41.22 per barrel and $3.69 and $6.52 per Mcf, respectively, were used to determine the estimated future net revenues from the Waddell Ranch properties and the Texas Royalty properties, respectively, at December 31, 2008. The downward revisions of both reserves and discounted future net cash flows for the Waddell Ranch properties and the Texas Royalty properties were primarily due to a decrease in oil and gas prices from 2007 to 2008.
The following presents estimated future net revenue and the present value of estimated future net revenue attributable to the Royalties, for each of the years ended December 31, 2010, 2009 and 2008 (in thousands):

	2010		2009		2008
	Estimated	Present Value	Estimated Future	Present Value	Estimated Future	Present Value
	Future Net Revenue	at 10%	Net Revenue	at 10%	Net Revenue	at 10%
Total Proved
Waddell Ranch properties	$319,363	$192,014	$181,075	$116,258	$148,888	$96,962
Texas Royalty properties	$278,510	$132,312	$197,736	$94,949	$173,000	$81,765

Total	$597,873	$324,326	$378,811	$211,207	$321,888	$178,727
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
     Climate change has become the subject of an important public policy debate. Climate change legislation and regulations have been adopted by many foreign countries and some states in the United States; however, legislation and regulations have not been enacted at the federal level, although the United States Congress and several more states have or are considering adopting climate change legislation. Further, the EPA has issued greenhouse gas monitoring and reporting regulations that went into effect January 1, 2010, and require reporting by regulated facilities by March 2011 and annually thereafter. Beyond measuring and reporting, the EPA issued an “Endangerment Finding” under Section 202(a) of the Clean Air Act, concluding greenhouse gas pollution threatens the public health and welfare of future generations. The EPA has issued final regulations requiring petroleum and natural gas operators meeting a certain emission threshold to report their greenhouse gas emissions to the EPA. The EPA has indicated that it will use data collected through the reporting rules to decide whether to promulgate future greenhouse gas emission limits.
     The Trustee is unable to predict the total impact of the potential regulations upon the operators of the Underlying Properties, and it is possible that operators of the underlying properties could face increases in operating costs in order to comply with climate change legislation, which costs could reduce net proceeds payable to the Trust and Trust distributions.

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
Item 4. Removed and Reserved.
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
     Units of Beneficial Interest (“Units”) of the Trust are traded on the New York Stock Exchange with the symbol PBT. Quarterly high and low sales prices and the aggregate amount of monthly distributions paid each quarter during the Trust’s two most recent years were as follows:

	Sales Price
2010	High	Low	Distributions Paid
First Quarter	$17.99	$14.00	$.345536
Second Quarter	19.99	14.36	.385869
Third Quarter	19.80	17.00	.340977
Fourth Quarter	23.74	19.57	.303247

Total for 2010			$1.375629

2009	High	Low	Distributions Paid
First Quarter	$15.99	$7.38	$.156046
Second Quarter	14.00	8.75	.133838
Third Quarter	13.84	9.07	.221710
Fourth Quarter	14.84	11.75	.297172

Total for 2009			$.808766
     Approximately 1,327 Unit holders of record held the 46,608,796 Units of the Trust at December 31, 2010.
     The Trust has no equity compensation plans and has not repurchased any Units during the period covered by this report.

Item 6. Selected Financial Data

	For the Year Ended December 31,
	2010	2009	2008	2007	2006
Royalty income	$65,265,303	$38,958,112	$112,341,696	$68,382,820	$66,407,199
Distributable income	$64,116,670	$37,695,948	$111,458,507	$67,619,230	$65,715,369
Distributable income per Unit	$1.38	$.81	$2.39	$1.45	$1.41
Distributions per Unit	$1.38	$.81	$2.39	$1.45	$1.41
Total assets, December 31	$5,552,130	$6,563,134	$6,318,009	$9,467,142	$6,574,350
Computation of Royalty Income Received by the Trust
     The Trust’s royalty income is computed as a percentage of the net profit from the operation of the properties in which the Trust owns net overriding royalty interests. The percentages of net profits are 75% and 95% in the cases of the Waddell Ranch properties and the Texas Royalty properties, respectively. Royalty income received by the Trust for the five years ended December 31, 2010, was computed as shown in the table on the next page.

	Year Ended December 31,
	2010		2009		2008		2007		2006
	Waddell	Texas	Waddell	Texas	Waddell	Texas	Waddell	Texas	Waddell	Texas
Gross Proceeds of Sales	Ranch	Royalty	Ranch	Royalty	Ranch	Royalty	Ranch	Royalty	Ranch	Royalty
From the Underlying Properties:	Properties	Properties	Properties	Properties	Properties	Properties	Properties	Properties	Properties	Properties
Oil Proceeds	$51,665,865	$22,993,347	$39,049,617	$16,859,369	$78,716,086	$34,112,890	$51,897,859	$20,651,675	$51,185,185	$21,301,642
Gas Proceeds	31,178,053	4,556,493	22,960,089	3,438,799	54,694,736	7,831,734	41,997,463	5,275,253	40,386,375	5,780,321

Total	82,843,918	27,549,840	62,009,706	20,298,168	133,410,822	41,944,624	93,895,322	25,926,928	91,571,560	27,081,963

Less:
Severance Tax
Oil	2,006,922	687,170	1,414,303	603,461	3,365,962	1,301,428	2,241,791	779,513	2,219,552	760,043
Gas	1,557,553	241,242	1,255,967	201,144	3,172,496	511,315	2,474,922	337,861	2,587,606	378,513
Other	243,369	0	167,488	0	290,737	0	169,151	159,926	42,695	-0-
Lease Operating Expense and Property Tax Oil and Gas	19,497,914	1,600,936	18,110,701	1,817,998	16,766,553	1,352,645	15,854,987	1,579,946	13,932,289	1,454,993

Capital Expenditures	4,210,379	—	11,506,147	—	9,146,511	—	11,198,975	—	15,265,143	—

Total	27,516,137	2,529,348	32,454,606	2,622,603	32,742,259	3,165,388	31,939,826	2,857,246	34,047,285	2,593,549

Net Profits	55,327,781	25,020,492	29,555,100	17,675,565	100,668,563	38,779,236	61,955,496	23,069,682	57,524,275	24,488,414
Net Overriding Royalty Interest	75%	95%	75%	95%	75%	95%	75%	95%	75%	95%

Royalty Income	41,495,836	23,769,467	22,166,325	16,791,787	75,501,422	36,840,274	46,466,622	21,916,198	43,143,206	23,263,993
Total Royalty Income for Distribution	41,495,836	23,769,467	22,166,325	16,791,787	75,501,422	36,840,274	46,466,622	21,916,198	$43,143,206	$23,263,993

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation
Trustee’s Discussion and Analysis for the Three-Year Period Ended December 31, 2010
Critical Accounting Policies and Estimates
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
     2. Reserve Recognition
     Independent petroleum engineers estimate the net proved reserves attributable to the Royalty Interests. Estimates of future net revenues from proved reserves have been prepared using average 12-month oil and gas prices, determined as an unweighted arithmetic average of the first-day-of-the-month benchmark price for each month within the 12-month period preceding the end of the most recent fiscal year, unless prices are defined by contractual arrangements. The reserves actually recovered and the timing of production may be substantially different from the reserve estimates and related costs. Numerous uncertainties are inherent in estimating volumes and the value of proved reserves and in projecting future production rates and the timing of development of non-producing reserves. Such reserve estimates are subject to change as market conditions change.
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

Results of Operations
     Royalty income received by the Trust for the three-year period ended December 31, 2010, is reported in the following table:

	Year Ended December 31,
	2010	2009	2008
Royalties
Total Revenue	$65,265,303	$38,958,112	$112,341,696
	100%	100%	100%
Oil Revenue	45,950,791	28,167,940	72,758,958
	70%	72%	65%
Gas Revenue	19,314,512	10,790,172	39,582,738
	30%	28%	35%
Total Revenue/Unit	$1.400279	$0.835853	$2.4103
     Royalty income of the Trust for the calendar year is associated with actual oil and gas production for the period November of the prior year through October of the current year. Oil and gas sales for 2010, 2009 and 2008 for the Royalties and the Underlying Properties, excluding portions attributable to the adjustments discussed hereafter, are presented in the following table:

	Year Ended December 31,
	2010	2009	2008
Royalties
Oil Sales (Bbls)	649,802	549,923	760,258
Gas Sales (Mcf)	2,914,423	2,269,900	3,673,068

Underlying Properties
Oil
Total Oil Sales (Bbls)	1,019,384	1,078,926	1,105,717
Average Per Day (Bbls)	2,637	2,885	3,021
Average Price/Bbl	$73.24	$51.82	$102.04

Gas
Total Gas Sales (Mcf)	5,229,818	5,654,899	5,927,790
Average Per Day (Mcf)	13,816	14,717	16,196
Average Price/Mcf	$6.83	$4.67	$10.55
     The average price of oil increased to $73.24 per barrel in 2010, up from $51.82 per barrel in 2009. The average price of oil in 2008 was $102.04 per barrel. In addition, the average price of gas increased from $4.67 per Mcf in 2009 to $6.83 per Mcf in 2010. The average price of gas in 2008 was $10.55 per Mcf. Oil prices have increased primarily because of world market conditions. Higher demand as a result of the ending of the U.S. recession and a slow growing global economy have caused crude oil prices to rise since the second half of 2009. Oil prices are expected to remain volatile.

     Since the oil and gas sales attributable to the Royalties are based on an allocation formula that is dependent on such factors as price and cost (including capital expenditures), production amounts do not necessarily provide a meaningful comparison. Total oil production increased approximately 18% from 2009 to 2010 primarily due to higher prices received on production. Total gas production increased approximately 28% from 2009 to 2010 primarily due to higher prices for gas and lower capital expenditures.
     Total capital expenditures in 2010 used in the net overriding royalty calculation were approximately $4.2 million compared to $11.5 million in 2009 and $9.1 million in 2008. During 2010, there was 1 gross (.5 net) wells drilled and completed on the Waddell Ranch properties. At December 31, 2010, there were 4 drill wells and 5 workovers in progress on the Waddell Ranch properties.
     In 2010, lease operating expense and property taxes on the Waddell Ranch properties amounted to approximately $19.5 million, which amount was higher than 2009 by $1.4 million.
     The Trustee has been advised by BROG that since June 2006, the oil from the Waddell Ranch has been marketed by ConocoPhillips by soliciting bids from third parties on an outright sale basis of production listed in bid packages.
     During 2010, the monthly royalty receipts were invested by the Trustee until the monthly distribution date, and earned interest totaled $1,216. Interest income for 2009 and 2008 was $3,319 and $90,572, respectively. General and administrative expenses in 2010 were $1,149,849 compared to $1,265,483 in 2009 and $973,761 in 2008, primarily due to timing and expenses.
     Distributable income for 2010 was $64,116,670, or $1.375635 per Unit.
     Distributable income for 2009 was $37,695,948, or $.808773 per Unit.
     Distributable income for 2008 was $111,458,507, or $2.391356 per Unit.
Results of the Fourth Quarters of 2010 and 2009
     Royalty income received by the Trust for the fourth quarter of 2010 amounted to $14,296,119 or $.306726 per Unit. For the fourth quarter of 2009, the Trust received royalty income of $14,050,477 or $.301455 per Unit. Interest income for the fourth quarter of 2010 amounted to $407 compared to $302 for the fourth quarter of 2009. The increase in interest income can be attributed primarily to an increase of funds available. General and administrative expenses totaled $162,457 for the fourth quarter of 2010 compared to $199,869 for the fourth quarter of 2009. The decrease in expenses related to a decrease of professional expenses.
     Royalty income for the Trust for the fourth quarter is associated with actual oil and gas production during August through October from the Underlying Properties. Oil and gas sales attributable to the Royalties and the Underlying Properties for the quarter and the comparable period for 2009 are as follows:

	Fourth Quarter
	2010	2009
Royalties
Oil Sales (Bbls)	142,965	159,148
Gas Sales (Mcf)	622,139	690,052

Underlying Properties
Total Oil Sales (Bbls)	242,638	265,415
Average Per Day (Bbls)	2,637	2,885
Average Price/Bbls	74.30	51.82

Total Gas Sales (Mcf)	1,271,050	1,353,926
Average Per Day (Mcf)	13,816	14,717
Average Price/Mcf	6.46	4.67

     The posted price of oil increased for the fourth quarter of 2010 compared to the fourth quarter of 2009, resulting in an average price per barrel of $74.30 compared to $51.82 in the same period of 2009. The average price of gas increased for the fourth quarter of 2010 compared to the same period in 2009, resulting in an average price per Mcf of $6.46 compared to $4.67 in the fourth quarter of 2009.
     The Trustee has been advised that oil sales decreased in the fourth quarter of 2010 compared to the same period in 2009 primarily due to market demand and natural decline of production. Gas sales from the Underlying Properties decreased in the fourth quarter of 2010 compared to the same period in 2009 due to market demands.
     The Trust has been advised that 4 wells were drilled and completed during the three months ended December 31, 2010, and there were 5 wells in progress.
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
Tabular Disclosure of Contractual Obligations.

Contractual Obligations	Total	Payments Due by Period
		Less than 1 Year	1 - 3 Years	3-5 Years	More than 5 Years
Distribution payable to Unit holders	$4,580,923	$4,580,923	0	0	0

Total	$4,580,923	$4,580,923	0	0	0
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
We have audited the accompanying statements of assets, liabilities, and trust corpus of Permian Basin Royalty Trust (the “Trust”) as of December 31, 2010 and 2009, and the related statements of distributable income and changes in trust corpus for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Trustee. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such financial statements present fairly, in all material respects, the assets, liabilities and trust corpus of the Trust at December 31, 2010 and 2009, and the distributable income and changes in trust corpus for each of the three years in the period ended December 31, 2010, on the basis of accounting described in Note 3.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Trust’s internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2011 expressed an unqualified opinion on the Trustee’s internal control over financial reporting.
DELOITTE & TOUCHE LLP
Austin, TX
March 1, 2011

PERMIAN BASIN ROYALTY TRUST
FINANCIAL STATEMENTS
STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS
DECEMBER 31, 2010 AND 2009

	2010	2009
ASSETS
Cash and Short-term Investments	$4,580,923	$5,483,148
Net Overriding Royalty Interests in Producing Oil and Gas Properties — Net (Notes 2 and 3)	971,207	1,079,986

	$5,552,130	$6,563,134

LIABILITIES AND TRUST CORPUS
Distribution Payable to Unit Holders	$4,580,923	$5,483,148
Trust Corpus — 46,608,796 Units of Beneficial Interest Authorized and Outstanding	971,207	1,079,986

	$5,552,130	$6,563,134

STATEMENTS OF DISTRIBUTABLE INCOME
FOR THE THREE YEARS ENDED DECEMBER 31, 2010

	2010	2009	2008
Royalty Income (Notes 2 and 3)	$65,265,303	$38,958,112	$112,341,696
Interest Income	1,216	3,319	90,572

	65,266,519	38,961,431	112,432,268
Expenditures — General and Administrative	1,149,849	1,265,483	973,761

Distributable Income	$64,116,670	$37,695,948	$111,458,507

Distributable Income per Unit (46,608,796 Units)	$1.38	$.81	$2.39
The accompanying notes to financial statements are an integral part of these statements

STATEMENTS OF CHANGES IN TRUST CORPUS
FOR THE THREE YEARS ENDED DECEMBER 31, 2010

	2010	2009	2008
Trust Corpus, Beginning of Period	$1,079,986	$1,170,793	$1,293,935
Amortization of Net Overriding Royalty Interests (Notes 2 and 3)	(108,779)	(90,807)	(123,142)
Distributable Income	64,116,670	37,695,948	111,458,507
Distributions Declared	(64,116,670)	(37,695,948)	(111,458,507)

Trust Corpus, End of Period	$971,207	$1,079,986	$1,170,793

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
     The initial carrying value of the Royalties ($10,975,216) represented Southland’s historical net book value at the date of the transfer to the Trust. Accumulated amortization as of December 31, 2010 and 2009, aggregated $10,004,009 and $9,895,230, respectively.
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
Impairment
     The Trustee routinely reviews its royalty interests in oil and gas properties for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If an impairment event occurs and it is determined that the carrying value of the Trust’s royalty interests may not be recoverable, an impairment will be recognized as measured by the amount by which the carrying amount of the royalty interests exceeds the fair value of these assets, which would likely be measured by discounting projected cash flows. There is no impairment of the assets as of December 31, 2010.
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
     Because the Trust is a grantor trust for Federal tax purposes, each Unit holder is taxed directly on his proportionate share of income, deductions and credits of the Trust consistent with each such Unit holder’s taxable year and method of accounting and without regard to the taxable year or method of accounting employed by the Trust. The income of the Trust consists primarily of a specified share of the proceeds from the sale of coal seam gas produced from the Underlying Properties. During 2010, the Trust earned interest income on funds held for distribution and made adjustments to the cash reserve maintained for the payment of contingent and future obligations of the Trust.
     The deductions of the Trust consist of severance taxes and administrative expenses. In addition, each Unit holder is entitled to depletion deductions because the Royalties constitute “economic interests” in oil and gas properties for Federal income tax purposes. Each Unit holder is entitled to amortize the cost of the Units through cost depletion over the life of the Royalties or, if greater, through percentage depletion equal to 15 percent of gross income. Unlike cost depletion, percentage depletion is not limited to a Unit holder’s depletable tax basis in the Units. Rather, a Unit holder is entitled to a percentage depletion deduction as long as the applicable Underlying Properties generate gross income. If any portion of the Royalties is treated as a production payment or is not treated as an economic interest, however, a Unit holder will not be entitled to depletion in respect of such portion. Percentage depletion is allowed on proven properties acquired after October 11, 1990. For Units acquired after such date, Unit holders would normally compute both percentage depletion and cost depletion from each property, and claim the larger amount as a deduction on their income tax returns. The Trustee has estimated the cost depletion for January through December 2010, and it appears that percentage depletion will exceed cost depletion for some of the Unit holders.
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
     Unit holders of record will continue to receive an individualized tax information letter for each of the quarters ending March 31, June 30 and September 30, 2011, and for the year ending December 31, 2011. Unit holders owning Units in nominee may obtain monthly tax information from the Trustee upon request. See discussion above regarding certain reporting requirements imposed upon middlemen under U.S. Treasury Regulations because the Trust is considered a WHIFT for Federal income tax purposes.
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

	Total
	Oil	Gas
	(Bbls)	(Mcf)
January 1, 2008	7,256	26,302
Extensions, discoveries, and other additions	40	56
Revisions of previous estimates	(676)	(2,021)
Production	(760)	(3,673)

December 31, 2008	5,860	20,664
Extensions, discoveries, and other additions	95	249
Revisions of previous estimates	92	(245)
Production	(552)	(2,266)

December 31, 2009	5,495	18,402
Extensions, discoveries, and other additions	121	236
Revisions of previous estimates	1,211	6,736
Production	(649)	(2,914)

December 31, 2010	6,178	22,460
Estimated quantities of proved developed reserves of oil and gas as of the dates indicated were as follows (in thousands):

	Oil	Gas
Proved Developed Reserves:	(Barrels)	(Mcf)
January 1, 2008	7,199	26,120
December 31, 2008	5,662	20,664
December 31, 2009	5,429	18,220
December 31, 2010	6,160	22,422

     Disclosure of a Standardized Measure of Discounted Future Net Cash Flows
     The following is a summary of a standardized measure (in thousands) of discounted future net cash flows related to the Trust’s total proved oil and gas reserve quantities. Information presented is based upon valuation of proved reserves by using discounted cash flows based upon average oil and gas prices ($79.43 per bbl and $4.37 per Mcf, respectively) during the 12-month period prior to the fiscal year-end, determined as an unweighted arithmetic average of the first-day-of-the-month price for each month within such period, unless prices are defined by contractual arrangements, excluding escalations based upon future conditions and severance and ad valorem taxes, if any, and economic conditions, discounted at the required rate of 10 percent. As the Trust is not subject to taxation at the trust level, no provision for income taxes has been made in the following disclosure. Trust prices may differ from posted NYMEX prices due to differences in product quality and property location. The impact of changes in current prices on reserves could vary significantly from year to year. Accordingly, the information presented below should not be viewed as an estimate of the fair market value of the Trust’s oil and gas properties nor should it be viewed as indicative of any trends.

December 31,	2010	2009	2008
Future net cash inflows	$597,873	$378,811	$321,888
Discount of future net cash flows @ 10%	(273,547)	(167,604)	(143,161)

Standardized measure of discounted future net cash inflows	$324,326	$211,207	$178,727

     The change in the standardized measure of discounted future net cash flows for the years ended December 31, 2010, 2009 and 2008 is as follows (in thousands):

	Total
	2010	2009	2008

January 1	$211,207	$178,727	$484,372
Extensions, discoveries, and other additions	5,230	3,371	936

Accretion of discount	21,121	17,872	48,437
Revisions of previous estimates and other	152,033	50,195	(242,677)

Royalty income	(65,265)	(38,958)	(112,341)

December 31	$324,326	$211,207	$178,727

7. Quarterly Schedule of Distributable Income (Unaudited)

     The following is a summary of the unaudited quarterly schedule of distributable income for the two years ended December 31, 2010 (in thousands, except per Unit amounts):

			Distributable
			Income and
	Royalty	Distributable	Distribution
2010	Income	Income	Per Unit
First Quarter	$16,509	$16,105	$.345536
Second Quarter	18,444	17,985	.385869
Third Quarter	16,016	15,893	.340977
Fourth Quarter	14,296	14,134	.303247

Total	$65,265	$64,117	$1.375629

			Distributable
			Income and
	Royalty	Distributable	Distribution
2009	Income	Income	Per Unit
First Quarter	$7,714	$7,273	$.156046
Second Quarter	6,725	6,238	.133838
Third Quarter	10,469	10,334	.221710
Fourth Quarter	14,050	13,851	.297172

Total	$38,958	$37,696	$.808766

8. SUBSEQUENT EVENTS
     Subsequent to December 31, 2010, the Trust declared the following distributions:

Monthly Record Date	Payment Date	Distribution per Unit
January 31, 2011	February 14, 2011	$.119877
February 28, 2011	March 14, 2011	$.097901
9. STATE TAX CONSIDERATIONS
     All revenues from the Trust are from sources within Texas, which has no individual income tax. Texas imposes a franchise tax at a rate of 1% on gross revenues less certain deductions, as specifically set forth in the Texas franchise tax statute. Entities subject to tax generally include trusts unless otherwise exempt and most other types of entities that provide limited liability protection. Trusts that receive at least 90% of their Federal gross income from designated passive sources, including royalties from mineral properties and other non-operated mineral interest income, and do not receive more than 10% of their income from operating an active trade or business, generally are exempt from the Texas franchise tax as “passive entities.” The Trust should be exempt from Texas franchise tax as a “passive entity.” Since the Trust should be exempt from Texas franchise tax at the Trust level as a passive entity, each Unit holder that is considered a taxable entity under the Texas franchise tax would generally be required to include its Texas portion of Trust revenues in its own Texas franchise tax computation. This revenue would be sourced to Texas under provisions of the Texas Administrative Code providing that such income is sourced according to the principal place of business of the Trust, which is Texas.
     Each Unit holder is urged to consult his own tax advisor regarding the requirements for filing state tax returns.
*  *  *  *  *

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     There have been no changes in accountants and no disagreements with accountants on any matter of accounting principles or practices or financial statement disclosures during the twenty-four months ended December 31, 2010.

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
Changes in Internal Control over Financial Reporting
     There has not been any change in the Trust’s internal control over financial reporting during the fourth quarter of 2010 that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting.
Trustee’s Report on Internal Control Over Financial Reporting
     The Trustee is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Securities and Exchange Act of 1934, as amended. The Trustee conducted an evaluation of the effectiveness of the Trust’s internal control over financial reporting — modified cash basis (“internal control over financial reporting”) based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Trustee’s evaluation under the framework in Internal Control-Integrated Framework, the Trustee concluded that the Trust’s internal control over financial reporting was effective as of December 31, 2010. The independent registered public accounting firm of Deloitte & Touche LLP, as auditors of the statements of assets, liabilities, and trust corpus, and the related statements of distributable income and changes in trust corpus for the period ended December 31, 2010, has issued an attestation report on the Trust’s internal control over financial reporting, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Unit Holders of Permian Basin Royalty Trust and
Bank of America, N.A., Trustee
We have audited the internal control over financial reporting of Permian Basin Royalty Trust (the “Trust”) as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Trustee is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Trustee’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Trust’s internal control over financial reporting based on our audit.
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
In our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statements of assets, liabilities and trust corpus of the Trust as of December 31, 2010, and the related statements of distributable income and changes in trust corpus for the year ended December 31, 2010, which financial statements have been prepared on the modified cash basis of accounting as described in Note 3 to such financial statements, and our report dated March 1, 2011 expressed an unqualified opinion on those financial statements.
DELOITTE & TOUCHE LLP
Austin, TX
March 1, 2011

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
     The Trust has no directors or officers and based solely on its review of the reports received by it, the Trust believes that during the fiscal year of 2010, no person who was a beneficial owner of more than ten percent the Trust’s Units failed to file on a timely basis any report required by Section 16(a).
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
Item 11. Executive Compensation
     During the years ended December 31, 2010, 2009 and 2008, the Trustee received total remuneration as follows:

Name of Individual or Number	Cash
of Persons in Group	Compensation		Year
Bank of America, N.A., Trustee	$62,380	(1)	2010
	$68,976	(1)	2009
	$87,168	(1)	2008

(1)	Under the Trust Indenture, the Trustee is entitled to an administrative fee for its administrative services, preparation of quarterly and annual statements with attention to tax and legal matters of: (i) 1/20 of 1% of the first $100 million and (ii) Trustee’s standard hourly rate in excess of 300 hours annually. The administrative fee is subject to reduction by a credit for funds provision.

COMPENSATION COMMITTEE
     Because the Trust has no directors, it does not have a compensation committee, and the Trust has not engaged any consultants to provide advice or recommendations on the amount or form of compensation.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
          (a) Security Ownership of Certain Beneficial Owners. Based solely on a review of statements filed with the SEC pursuant to Section 13(d) or 13(g) of the Securities Exchange Act of 1934, as amended, the Trustee is not aware of any person owning beneficially more than 5% of the outstanding Units of the Trust as of February 1, 2011.
          (b) Security Ownership of Management. The Trustee does not beneficially own any securities of the Trust. In various fiduciary capacities, Bank of America, N.A. owned as of February 1, 2011, an aggregate of 186,878 Units with no right to vote all of these Units, shared right to vote none of these Units and sole right to vote none of these Units. Bank of America, N.A., disclaims any beneficial interests in these Units. The number of Units reflected in this paragraph includes Units held by all branches of Bank of America, N.A.
          (c) Change In Control. The Trustee knows of no arrangements which may subsequently result in a change in control of the Trust.
          (d) Securities Authorized for Issuance under Equity Compensation Plans. The Trust has no equity compensation plans.
Item 13. Certain Relationships and Related Transactions, and Director Independence
     The Trust has no directors or executive officers. See Item 11 for the remuneration received by the Trustee during the years ended December 31, 2010, 2009 and 2008 and Item 12(b) for information concerning Units owned by Bank of America, N.A. in various fiduciary capacities.
Item 14. Principal Accounting Fees and Services. Fees for services performed by Deloitte & Touche LLP for the years ended December 31, 2010 and 2009 are:

	2010	2009
Audit Fees	$83,000	$106,500

Audit-related fees	—	—

Tax fees	—	—

All other fees	—	—

Total	$83,000	$106,500
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

Included in Part II of this Report:

Report of Independent Registered Public Accounting Firm

Statements of Assets, Liabilities and Trust Corpus at December 31, 2010 and 2009

Statements of Distributable Income for Each of the Three Years in the Period Ended December 31, 2010

Statements of Changes in Trust Corpus for Each of the Three Years in the Period Ended December 31, 2010

Notes to Financial Statements
2.	Financial Statement Schedules
     Financial statement schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.
3.	Exhibits

Exhibit
Number		Exhibit
(4)(a)	—	Permian Basin Royalty Trust Indenture dated November 3, 1980, between Southland Royalty Company and The First National Bank of Fort Worth (now Bank of America, N.A.), as Trustee, heretofore filed as Exhibit (4)(a) to the Trust’s Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980, is incorporated herein by reference.*

(b)	—	Net Overriding Royalty Conveyance (Permian Basin Royalty Trust) from Southland Royalty Company to The First National Bank of Fort Worth (now Bank of America, N.A.), as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit (4)(b) to the Trust’s Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980, is incorporated herein by reference.*

(c)	—	Net Overriding Royalty Conveyance (Permian Basin Royalty Trust — Waddell Ranch) from Southland Royalty Company to The First National Bank of Fort Worth (now Bank of America, N.A.), as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit (4)(c) to the Trust’s Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980, is incorporated herein by reference.*

(10)(a)	—	Underwriting Agreement dated December 15, 2005 among the Permian Basin Royalty Trust, Burlington Resources, Inc., Burlington Resources Oil & Gas L.P. and Lehman Brothers Inc. and Wachovia Capital Markets, LLC as representatives of the several underwriters, heretofore filed as Exhibit 10.1 to the Trust’s current report on Form 8-K to the Securities and Exchange Commission filed on December 19, 2005, is incorporated herein by reference.*

(b)	—	Underwriting Agreement dated August 2, 2005 among the Permian Basin Royalty Trust, Burlington Resources, Inc., Burlington Resources Oil & Gas L.P. and Goldman Sachs & Co. and Lehman Brothers Inc. as representatives of the several underwriters, heretofore filed as Exhibit 10.1 to the Trust’s current report on Form 8-K to the Securities and Exchange Commission

Exhibit
Number		Exhibit
filed on August 8, 2005, is incorporated herein by reference.*

(c)	—	Underwriting Agreement dated August 17, 2006, among Permian Basin Royalty Trust, ConocoPhillips, Burlington Resources Oil & Gas Company LP and Lehman Brothers Inc. and Wachovia Capital Markets, LLC as representatives of the several underwriters heretofore filed as Exhibit 10.1 to the Trust’s current report on Form 8-K to the Securities and Exchange Commission filed on August 22, 2006, is incorporated herein by reference.*

(d)	—	Registration Rights Agreement dated as of July 21, 2004 by and between Burlington Resources, Inc. and Bank of America, N.A., as trustee of Permian Basin Royalty Trust, heretofore filed as Exhibit 10.1 to the Trust’s Quarterly Report on Form 10-Q to the Securities and Exchange Commission for the quarterly period ended June 30, 2004 is incorporated herein by reference.*

(23.1)	—	Consent of Cawley, Gillespie & Associates, Inc., reservoir engineer.**

(31.1)	—	Certification required by Rule 13a-14(a)/15d-14(a).**

(32.1)	—	Certification required by Rule 13a-14(b)/15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002.**

(99.1)	—	Report of Cawley, Gillespie & Associates, Inc., reservoir engineer.**

*	A copy of this Exhibit is available to any Unit holder, at the actual cost of reproduction, upon written request to the Trustee, U.S. Trust, Bank of America Private Wealth Management, P.O. Box 830650, Dallas, Texas 75202.

**	Filed herewith.

SIGNATURE
     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

PERMIAN BASIN ROYALTY TRUST By: BANK OF AMERICA, N.A., Trustee
	By:	/s/ Ron E. Hooper
Ron E. Hooper
Senior Vice President
Date: March 1, 2011

(The Trust has no directors or executive officers.)

INDEX TO EXHIBITS

EXHIBIT
NUMBER		EXHIBIT
(4)(a)	—	Permian Basin Royalty Trust Indenture dated November 3, 1980, between Southland Royalty Company and The First National Bank of Fort Worth (now Bank of America, N.A.), as Trustee, heretofore filed as Exhibit (4)(a) to the Trust’s Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980, is incorporated herein by reference.*

(b)	—	Net Overriding Royalty Conveyance (Permian Basin Royalty Trust) from Southland Royalty Company to The First National Bank of Fort Worth (now Bank of America, N.A.), as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit (4)(b) to the Trust’s Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980, is incorporated herein by reference.*

(c)	—	Net Overriding Royalty Conveyance (Permian Basin Royalty Trust — Waddell Ranch) from Southland Royalty Company to The First National Bank of Fort Worth (now Bank of America, N.A.), as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit (4)(c) to the Trust’s Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980, is incorporated herein by reference.*

(10)(a)	—	Underwriting Agreement dated December 15, 2005 among the Permian Basin Royalty Trust, Burlington Resources, Inc., Burlington Resources Oil & Gas L.P. and Lehman Brothers Inc. and Wachovia Capital Markets, LLC as representatives of the several underwriters, heretofore filed as Exhibit 10.1 to the Trust’s current report on Form 8-K to the Securities and Exchange Commission filed on December 19, 2005, is incorporated herein by reference.*

(b)	—	Underwriting Agreement dated August 2, 2005 among the Permian Basin Royalty Trust, Burlington Resources, Inc., Burlington Resources Oil & Gas L.P. and Goldman Sachs & Co. and Lehman Brothers Inc. as representatives of the several underwriters, heretofore filed as Exhibit 10.1 to the Trust’s current report on Form 8-K to the Securities and Exchange Commission filed on August 8, 2005, is incorporated herein by reference.*

EXHIBIT
NUMBER		EXHIBIT
(c)	—	Underwriting Agreement dated August 17, 2006, among Permian Basin Royalty Trust, ConocoPhillips, Burlington Resources Oil & Gas Company LP and Lehman Brothers Inc. and Wachovia Capital Markets, LLC as representatives of the several underwriters heretofore filed as Exhibit 10.1 to the Trust’s current report on Form 8-K to the Securities and Exchange Commission filed on August 22, 2006, is incorporated herein by reference.*

(d)	—	Registration Rights Agreement dated as of July 21, 2004 by and between Burlington Resources, Inc. and Bank of America, N.A., as trustee of Permian Basin Royalty Trust, heretofore filed as Exhibit 10.1 to the Trust’s Quarterly Report on Form 10-Q to the Securities and Exchange Commission for the quarterly period ended June 30, 2004 is incorporated herein by reference.*

(23.1)	—	Consent of Cawley, Gillespie & Associates, Inc., reservoir engineer.**

(31.1)	—	Certification required by Rule 13a-14(a)/15d-14(a).**

(32.1)	—	Certification required by Rule 13a-14(b)/15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002.**

(99.1)	—	Report of Cawley, Gillespie & Associates, Inc., reservoir engineer.**

*	A copy of this Exhibit is available to any Unit holder, at the actual cost of reproduction, upon written request to the Trustee, U.S. Trust, Bank of America Private Wealth Management, P.O. Box 830650, Dallas, Texas 75202.

**	Filed herewith.