Form 10-Q
period 2011-03-31
PERMIAN BASIN ROYALTY TRUST
filed 2011-05-09
CIK 319654

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period ended March 31, 2011

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Number of Units of beneficial interest of the Trust outstanding at May 9, 2011: 46,608,796.

PERMIAN BASIN ROYALTY TRUST
PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
The condensed financial statements included herein have been prepared by Bank of America, N.A. as Trustee for the Permian Basin Royalty Trust, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements and notes thereto be read in conjunction with the financial statements and the notes thereto included in the Trust’s latest annual report on Form 10-K. In the opinion of the Trustee, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the assets, liabilities and trust corpus of the Permian Basin Royalty Trust at March 31, 2011, and the distributable income and changes in trust corpus for the three-month periods ended March 31, 2011 and 2010 have been included. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.
The condensed financial statements as of March 31, 2011 and 2010, included herein, have been reviewed by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report appearing herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Unit Holders of Permian Basin Royalty Trust and
Bank of America, N.A., Trustee
Dallas, Texas
We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of Permian Basin Royalty Trust (the “Trust”) as of March 31, 2011, and the related condensed statements of distributable income and changes in trust corpus for the three-month periods ended March 31, 2011 and 2010. These condensed financial statements are the responsibility of the Trustee.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statement of assets, liabilities, and trust corpus of Permian Basin Royalty Trust as of December 31, 2010, and the related statements of distributable income and changes in trust corpus for the year then ended (not presented herein); and in our report dated March 1, 2011, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed statement of assets, liabilities, and trust corpus as of December 31, 2010, is fairly stated, in all material respects, in relation to the statement of assets, liabilities and trust corpus from which it has been derived.
/s/ Deloitte & Touche LLP
Austin, Texas
May 9, 2011

PERMIAN BASIN ROYALTY TRUST
CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	March 31,
	2011	December 31,
	(Unaudited)	2010
ASSETS
Cash and short-term investments	$6,308,513	$4,580,923
Net overriding royalty interests in producing oil and gas properties (net of accumulated amortization of $10,026,609 and $10,004,009 at March 31, 2011 and December 31, 2010, respectively)	948,607	971,207

TOTAL ASSETS	$7,257,120	$5,552,130

LIABILITIES AND TRUST CORPUS

Distribution payable to Unit holders	$6,308,513	$4,580,923

Commitments and contingencies	—	—

Trust corpus — 46,608,796 Units of beneficial interest authorized and outstanding	948,607	971,207

TOTAL LIABILITIES AND TRUST CORPUS	$7,257,120	$5,552,130

The accompanying notes to condensed financial statements are an integral part of these statements.

PERMIAN BASIN ROYALTY TRUST
CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

		THREE MONTHS ENDED	THREE MONTHS ENDED
	Note	March 31, 2011	March 31, 2010
Royalty income		$16,798,284	$16,508,736
Interest income		199	137

		16,798,483	16,508,873

General and administrative expenditures		(339,518)	(403,797)

Distributable income		$16,458,965	$16,105,076

Distributable income per Unit (46,608,796 Units)		$.35	$.35

The accompanying notes to condensed financial statements are an integral part of these statements.

PERMIAN BASIN ROYALTY TRUST
CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

	THREE MONTHS ENDED	THREE MONTHS ENDED
	March 31, 2011	March 31, 2010
Trust corpus, beginning of period	$971,207	$1,079,986

Amortization of net overriding royalty interests	(22,600)	(26,401)
Distributable income	16,458,965	16,105,076
Distributions declared	(16,458,965)	(16,105,076)

Total Trust Corpus, end of period	$948,607	$1,053,585

Distributions per Unit	$.35	$.35

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

3. STATE TAX CONSIDERATIONS
All revenues from the Trust are from sources within Texas, which has no individual income tax. However, Texas imposes a franchise tax on generally all entity types providing limited liability protection at a rate of 1% on gross revenues less certain deductions, as specifically set forth in the Texas franchise tax statute. Entities subject to tax generally include trusts unless otherwise exempt. Trusts that receive at least 90% of their federal gross income from designated passive sources, including royalties from mineral properties and other non-operated mineral interest income, and do not receive more than 10% of their income from operating an active trade or business, generally are exempt from the Texas franchise tax as “passive entities.” The Trust should be exempt from Texas franchise tax as a “passive entity.” Since the Trust should be exempt from Texas franchise tax at the Trust level as a passive entity, each Unit holder that is considered a taxable entity under the Texas franchise tax will generally be required to include its portion of Trust revenues in its own Texas franchise tax computation. This revenue is sourced to Texas under provisions of the Texas Administrative Code that provide such income is sourced according to the principal place of business of the Trust, which is Texas.
Each Unit holder is urged to consult his own tax advisor regarding the requirements for filing state tax returns.
4. SUBSEQUENT EVENTS
Subsequent to March 31, 2011, the Trust declared a distribution on April 19, 2011 of $.103695 per Unit payable on May 13, 2011 to Unit holders of record on April 29, 2011.
5. CONTINGENCIES
Contingencies related to the Underlying Properties that are unfavorably resolved would generally be reflected by the Trust as reductions to future royalty income payments to the Trust with corresponding reductions to cash distributions to Unit holders.
On May 2, 2011, ConocoPhillips, as the parent company of BROG, the operator of the Waddell Ranch properties, notified the Trustee that as a result of inaccuracies in ConocoPhillips’ accounting and record keeping relating to the Trust’s interest in proceeds from the gas plant production since January 2007, ConocoPhillips overpaid the Trust approximately $5.9 million. ConocoPhillips informed the Trustee that it intends to recoup the overpayment through adjustments to future distributions over the next year, in a manner not yet determined, beginning with the July 2011 distribution to the Trust. Additionally, ConocoPhillips informed the Trustee that beginning with the July 2011 distribution, proceeds to the Trust relating to the gas plant production will be adjusted to reflect ConocoPhillips’ calculation of the corrected interest.
The Trustee is in the process of evaluating the claim and at this time cannot determine the likely outcome of this matter.
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
Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010
For the quarter ended March 31, 2011, royalty income received by the Trust amounted to $16,798,284 compared to royalty income of $16,508,736 during the first quarter of 2010. The increase in royalty income is primarily attributable to an increase in oil prices offset by a decrease in production.
Interest income for the quarter ended March 31, 2011, was $199 compared to $137 during the first quarter of 2010. The increase in interest income is primarily attributable to more funds available for investment. General and administrative expenses during the first quarter of 2011 amounted to $339,518 compared to $403,797 during the first quarter of 2010. The decrease in general and administrative expenses can be primarily attributed to decreased professional expenses.
These transactions resulted in distributable income for the quarter ended March 31, 2011 of $16,458,965 or $0.35 per Unit of beneficial interest. Distributions of $0.119877, $0.097901 and $0.135350 per Unit were made to Unit holders of record as of January 31, 2011, February 28, 2011 and March 31, 2011, respectively. For the first quarter of 2010, distributable income was $16,105,076, or $.35 per Unit of beneficial interest.

Royalty income for the Trust for the first quarter of the calendar year is associated with actual oil and gas production for the period of November and December 2010 and January 2011 from the properties from which the Trust’s net overriding royalty interests (“Royalties”) were carved. Oil and gas sales attributable to the Royalties and the properties from which the Royalties were carved are as follows:

	First Quarter
	2011	2010
Production:
Oil sales (Bbls)	154,021	164,086
Gas sales (Mcf)	661,874	729,090

Product Sales From Which The Royalties Were Carved:
Oil:
Total oil sales (Bbls)	261,091	262,710
Average per day (Bbls)	2,838	2,856
Average price per Bbl	$83.00	$72.16

Gas:
Total gas sales (Mcf)	1,309,959	1,329,681
Average per day (Mcf)	14,239	14,453
Average price per Mcf	$7.07	$7.31
The average received price of oil increased to an average price per barrel of $83.00 per Bbl in the first quarter of 2011, compared to $72.16 per Bbl in the first quarter of 2010 due to worldwide market variables. The Trustee has been advised by ConocoPhillips that for the period of August 1, 1993, through March 31, 2011, the oil from the Waddell Ranch properties was being sold under a competitive bid to a third party. The average price of gas decreased from $7.31 per Mcf in the first quarter of 2010 to $7.07 per Mcf in the first quarter of 2011 due to change in overall market variables.
Since the oil and gas sales attributable to the Royalties are based on an allocation formula that is dependent on such factors as price and cost (including capital expenditures), the production amounts in the Royalties section of the above table do not provide a meaningful comparison. Oil sales volumes decreased and gas sales volumes decreased from the Underlying Properties (as defined in the Trust’s

Annual Report on Form 10-K for the year ended December 31, 2010) for the applicable period in 2011 compared to 2010.
Capital expenditures for drilling, remedial and maintenance activities on the Waddell Ranch properties during the first quarter of 2011 totaled $3.7 million as compared to $1.1 million for the first quarter of 2010. ConocoPhillips has informed the Trustee that the 2011 capital expenditures budget has been revised to $23.0 million for the Waddell Ranch properties. The total amount of capital expenditures for 2010 was $12.0 million.
The Trustee has been advised that there were 6 workover wells completed, 2 new wells completed, 2 new wells in progress and 6 workover wells in progress during the three months ended March 31, 2011 as compared to 6 workover well completed, no new wells completed, no new wells in progress and 6 workover wells in progress for the three months ended March 31, 2010 on the Waddell Ranch properties.
Lease operating expenses and property taxes totaled $4.4 million for the first quarter of 2011, compared to $4.4 million in the first quarter of 2010 on the Waddell Ranch properties.
Calculation of Royalty Income
The Trust’s royalty income is computed as a percentage of the net profit from the operation of the properties in which the Trust owns net overriding royalty interests. These percentages of net profits are 75% and 95% in the case of the Waddell Ranch properties and the Texas Royalty properties, respectively. Royalty income received by the Trust for the three months ended March 31, 2011 and 2010, respectively, were computed as shown in the table below:

	THREE MONTHS ENDED MARCH 31,
	2011		2010
	WADDELL	TEXAS	WADDELL	TEXAS
	RANCH	ROYALTY	RANCH	ROYALTY
	PROPERTIES	PROPERTIES	PROPERTIES	PROPERTIES
Gross proceeds of sales from the Underlying Properties
Oil proceeds	$15,057,891	$6,613,696	$13,250,472	$5,706,374
Gas proceeds	8,162,922	1,105,013	8,616,049	1,099,472

	THREE MONTHS ENDED MARCH 31,
	2011		2010
	WADDELL	TEXAS	WADDELL	TEXAS
	RANCH	ROYALTY	RANCH	ROYALTY
	PROPERTIES	PROPERTIES	PROPERTIES	PROPERTIES
Total	23,220,813	7,718,709	21,866,521	6,805,846

Less:
Severance tax:
Oil	612,073	238,538	534,951	200,070
Gas	419,318	64,624	461,708	67,867
Other	58,884	—	56,194	—
Lease operating expense and property tax:
Oil and gas	4,500,224	688,037	5,368,900	520,937
Capital expenditures	3,754,115	—	1,054,617	—

Total	9,344,614	991,199	7,476,370	788,874

Net profits	13,876,199	6,727,510	14,390,151	6,016,972
Net overriding royalty interests	75%	95%	75%	95%

Royalty income	$10,407,149	$6,391,135	$10,792,613	$5,716,123

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
Revenue Recognition
Revenues from the royalty interests are recognized in the period in which amounts are received by the Trust. Royalty income received by the Trust in a given calendar year will generally reflect the proceeds, on an entitlement basis, from natural gas produced and sold for the twelve-month period ended October 31st in that calendar year. Royalty income received by the Trust in the first quarter of 2011 generally reflects the proceeds associated with actual oil and gas production for the period of November 2010 through January 2011.
Reserve Disclosure
As of January 1, 2011, independent petroleum engineers estimated the net proved reserves attributable to the royalty interests. Estimates of future net revenues from proved reserves have been prepared using average 12-month oil and gas prices, determined as an unweighted arithmetic average of the first-day-of-the-month price for each month within the 12-month period preceding the end of the most recent fiscal year, unless prices are defined by contractual arrangements. Numerous uncertainties are inherent in estimating volumes and the value of proved reserves and in projecting future production rates and the timing of development of non-producing reserves. Such reserve estimates are subject to change as additional information becomes available. The reserves actually recovered and the timing of production may be substantially different from the reserves estimates.
Contingencies
Contingencies related to the Underlying Properties that are unfavorably resolved would generally be reflected by the Trust as reductions to future royalty income payments to the Trust with corresponding reductions to cash distributions to Unit holders.
On May 2, 2011, ConocoPhillips, as the parent company of BROG, the operator of the Waddell Ranch properties, notified the Trustee that as a result of inaccuracies in ConocoPhillips’ accounting and record keeping relating to the Trust’s interest in proceeds from the gas plant production since January 2007, ConocoPhillips overpaid the Trust approximately $5.9 million. ConocoPhillips informed the Trustee that it intends to recoup the overpayment through adjustments to future distributions over the next year, in a manner not yet determined, beginning with the July 2011 distribution to the Trust. Additionally, ConocoPhillips informed the Trustee that beginning with the July 2011 distribution, proceeds to the Trust relating to the gas plant production will be adjusted to reflect ConocoPhillips’ calculation of the corrected interest.
The Trustee is in the process of evaluating the claim and at this time cannot determine the likely outcome of this matter.
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
Item 3. Qualitative and Quantitative Disclosures About Market Risk
There have been no material changes in the Trust’s market risk, as disclosed in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.
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

PART II — OTHER INFORMATION
Item 1.
Not applicable.
Item 1A. Risk Factors.
ConocoPhillips’ claim for overpayment could reduce [or eliminate] distributions in the following year.
ConocoPhillips has informed the Trustee of a claim for overpayment to the Trust of approximately $5.9 million and that it plans to recoup the overpayment through adjustments to future distributions over the next year. Although the Trustee is in the process of evaluating the claim and cannot determine the likely outcome, such adjustments if made would reduce and could potentially eliminate distributions over such time period.
Items 2 through 5.
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

10.3	Underwriting Agreement dated August 2, 2005 among the Permian Basin Royalty Trust, Burlington Resources, Inc., Burlington Resources Oil & Gas L.P. and Goldman Sachs & Co. and Lehman Brothers Inc. as representatives of the several underwriters, heretofore filed as Exhibit 10.1 to the Trust’s current report on Form 8-K to the Securities and Exchange Commission filed on August 8, 2005, is incorporated herein by reference.

10.4	Underwriting Agreement dated August 17, 2006, among Permian Basin Royalty Trust, ConocoPhillips, Burlington Resources Oil & Gas Company LP and Lehman Brothers Inc. and Wachovia Capital Markets, LLC as representatives of the several underwriters heretofore filed as Exhibit 10.1 to the Trust’s current report on Form 8-K to the Securities and Exchange Commission filed on August 22, 2006, is incorporated herein by reference.

31.1	Certification by Ron E. Hooper, Senior Vice President and Trust Administrator of Bank of America, Trustee of Permian Basin Royalty Trust, dated May 9, 2011 and submitted pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate by Bank of America, Trustee of Permian Basin Royalty Trust, dated May 9, 2011 and submitted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

BANK OF AMERICA, N.A., TRUSTEE FOR THE PERMIAN BASIN ROYALTY TRUST
By:	/s/ RON E. HOOPER
Ron E. Hooper,
Senior Vice President and Trust Administrator Bank of America, N.A.

Date: May 9, 2011
(The Trust has no directors or executive officers.)

INDEX TO EXHIBITS

Exhibit
Number	Exhibit
4.1	Permian Basin Royalty Trust Indenture dated November 3, 1980, between Southland Royalty Company (now Burlington Resources Oil & Gas Company LP) and The First National Bank of Fort Worth (now Bank of America, N.A.), as Trustee, heretofore filed as Exhibit (4)(a) to the Trust’s Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980 is incorporated herein by reference.*

4.2	Net Overriding Royalty Conveyance (Permian Basin Royalty Trust) from Southland Royalty Company (now Burlington Resources Oil & Gas Company LP) to The First National Bank of Fort Worth (now Bank of America, N.A.), as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit (4)(b) to the Trust’s Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980 is incorporated herein by reference.*

4.3	Net Overriding Royalty Conveyance (Permian Basin Royalty Trust — Waddell Ranch) from Southland Royalty Company (now Burlington Resources Oil & Gas Company LP) to The First National Bank of Fort Worth (now Bank of America, N.A.), as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit (4)(c) to the Trust’s Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980 is incorporated herein by reference.*

10.1	Registration Rights Agreement dated as of July 21, 2004 by and between Burlington Resources, Inc. and Bank of America, N.A., as trustee of Permian Basin Royalty Trust, heretofore filed as Exhibit 10.1 to the Trust’s Quarterly Report on Form 10-Q to the Securities and Exchange Commission for the quarterly period ended June 30, 2004 is incorporated herein by reference.*

10.2	Underwriting Agreement dated December 15, 2005 among the Permian Basin Royalty Trust, Burlington Resources, Inc., Burlington Resources Oil & Gas L.P. and Lehman Brothers Inc. and Wachovia Capital Markets, LLC as representatives of the several underwriters, heretofore filed as Exhibit 10.1 to the Trust’s current report on Form 8-K to the Securities and Exchange Commission filed on December 19, 2005, is incorporated herein by reference.*

Exhibit
Number	Exhibit
10.3	Underwriting Agreement dated August 2, 2005 among the Permian Basin Royalty Trust, Burlington Resources, Inc., Burlington Resources Oil & Gas L.P. and Goldman Sachs & Co. and Lehman Brothers Inc. as representatives of the several underwriters, heretofore filed as Exhibit 10.1 to the Trust’s current report on Form 8-K to the Securities and Exchange Commission filed on August 8, 2005, is incorporated herein by reference.*

10.4	Underwriting Agreement dated August 17, 2006, among Permian Basin Royalty Trust, ConocoPhillips, Burlington Resources Oil & Gas Company LP and Lehman Brothers Inc. and Wachovia Capital Markets, LLC as representatives of the several underwriters heretofore filed as Exhibit 10.1 to the Trust’s current report on Form 8-K to the Securities and Exchange Commission filed on August 22, 2006, is incorporated herein by reference.*

31.1	Certification by Ron E. Hooper, Senior Vice President and Trust Administrator of Bank of America, Trustee of Permian Basin Royalty Trust, dated May 9, 2011 and submitted pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate by Bank of America, Trustee of Permian Basin Royalty Trust, dated May 9, 2011 and submitted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

*	A copy of this Exhibit is available to any Unit holder, at the actual cost of reproduction, upon written request to the Trustee, U.S. Trust, Bank of America Private Wealth Management, 901 Main Street, Dallas, Texas 75202.