Form 10-Q
period 2011-06-30
PERMIAN BASIN ROYALTY TRUST
filed 2011-08-03
CIK 319654

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period ended June 30, 2011

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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Number of Units of beneficial interest of the Trust outstanding at August 3, 2011: 46,608,796.

PERMIAN BASIN ROYALTY TRUST
PART I — FINANCIAL INFORMATION
Item1. Financial Statements
The condensed financial statements included herein have been prepared by Bank of America, N.A. as Trustee for the Permian Basin Royalty Trust, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements and notes thereto be read in conjunction with the financial statements and the notes thereto included in the Trust’s latest annual report on Form 10-K. In the opinion of the Trustee, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the assets, liabilities and trust corpus of the Permian Basin Royalty Trust at June 30, 2011, the distributable income for the three-month and six-month periods ended June 30, 2011 and 2010 and the changes in trust corpus for the six-month periods ended June 30, 2011 and 2010, have been included. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.
The condensed financial statements as of June 30, 2011, and for the three-month and six-month periods ended June 30, 2011 and 2010 included herein have been reviewed by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report appearing herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Unit Holders of Permian Basin Royalty Trust and
Bank of America, N.A., Trustee
Dallas, Texas
We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of Permian Basin Royalty Trust (the “Trust”) as of June 30, 2011, and the related condensed statements of distributable income for the three-month and six-month periods ended June 30, 2011 and 2010 and changes in trust corpus for the six-month periods ended June 30, 2011 and 2010. These condensed financial statements are the responsibility of the Trustee.
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

/s/ Deloitte & Touche LLP

Austin, Texas
August 3, 2011

PERMIAN BASIN ROYALTY TRUST
CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	June 30,
	2011	December 31,
	(Unaudited)	2010
ASSETS

Cash and short-term investments	$6,708,026	$4,580,923

Net overriding royalty interests in producing oil and gas properties (net of accumulated amortization of $10,047,463 and $10,004,009 at June 30, 2011 and December 31, 2010, respectively)	927,753	971,207

TOTAL ASSETS	$7,635,779	$5,552,130

LIABILITIES AND TRUST CORPUS

Distribution payable to Unit holders	$6,708,026	$4,580,923

Commitments and contingencies	—	—

Trust corpus - 46,608,796 Units of beneficial interest authorized and outstanding	927,753	971,207

TOTAL LIABILITIES AND TRUST CORPUS	$7,635,779	$5,552,130

The accompanying notes to condensed financial statements are an integral part of these statements.

PERMIAN BASIN ROYALTY TRUST
CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

	THREE	THREE
	MONTHS	MONTHS
	ENDED	ENDED
	June 30, 2011	June 30, 2010

Royalty income	$18,398,691	$18,444,207
Interest income	165	251

	18,398,856	18,444,458

General and administrative expenditures	(502,935)	(459,539)

Distributable income	$17,895,921	$17,984,919

Distributable income per Unit (46,608,796 Units)	$.38	$.39

The accompanying notes to condensed financial statements are an integral part of these statements.

PERMIAN BASIN ROYALTY TRUST
CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

	SIX	SIX
	MONTHS	MONTHS
	ENDED	ENDED
	June 30, 2011	June 30, 2010
Royalty income	$35,196,974	$34,952,943
Interest income	364	388

	35,197,338	34,953,331

General and administrative expenditures	(842,452)	(863,335)

Distributable income	$34,354,886	$34,089,996

Distributable income per Unit (46,608,796 Units)	$.74	$.73

The accompanying notes to condensed financial statements are an integral part of these statements.

PERMIAN BASIN ROYALTY TRUST
CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

	SIX	SIX
	MONTHS	MONTHS
	ENDED	ENDED
	June 30, 2011	June 30, 2010

Trust corpus, beginning of period	$971,207	$1,079,986

Amortization of net overriding royalty interests	(43,454)	(55,991)
Distributable income	34,354,886	34,089,996
Distributions declared	(34,354,886)	(34,089,996)

Total Trust Corpus, end of period	$927,753	$1,023,995

Distributions per Unit	$.74	$.73

The accompanying notes to condensed financial statements are an integral part of these statements.

PERMIAN BASIN ROYALTY TRUST
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
1.	BASIS OF ACCOUNTING
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

In February 1997, BROG sold its interest in the Texas Royalty properties to Riverhill Energy.

The Trustee was advised that in the first quarter of 1998, STC acquired all of the shares of stock of Riverhill Capital. Prior to such acquisition by STC, CMC and Riverhill Energy were wholly owned subsidiaries of Riverhill Capital. The Trustee was further advised that in connection with STC’s acquisition of Riverhill Capital, the shareholders of Riverhill Capital acquired ownership of all of the shares of stock of Riverhill Energy. Thus, the ownership in the Texas Royalty properties referenced above remained in Riverhill Energy, the stock ownership of which was acquired by the former shareholders of Riverhill Capital.

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

Some Trust Units are held by middlemen, as such term is broadly defined in U.S. Treasury Regulations (and includes custodians, nominees, certain joint owners, and brokers holding an interest for a customer in street name, collectively referred to herein as “middlemen”). Therefore, the Trustee considers the Trust to be a non-mortgage widely held fixed investment trust (“WHFIT”) for U.S. federal income tax purposes. U.S. Trust, Bank of America Private Wealth Management, EIN: 56-0906609, 901 Main Street, 17th Floor, Dallas, Texas 75202, telephone number (214) 209-2400, is the representative of the Trust that will provide tax information in accordance with applicable U.S. Treasury Regulations governing the information reporting requirements of the Trust as a WHFIT. Tax information is also posted by the Trustee at www.pbt-permianbasintrust.com. Notwithstanding the foregoing, the middlemen holding Trust Units on behalf of Unit holders, and not the Trustee of the Trust, are solely responsible for complying with the information reporting requirements under the U.S. Treasury Regulations with respect to such Trust Units, including the issuance of IRS Forms 1099 and certain written tax statements. Unit holders whose Trust Units are held by middlemen should consult with such middlemen regarding the information that will be reported to them by the middlemen with respect to the Trust Units.

Unit holders should consult their tax advisors regarding Trust tax compliance matters.
3.	STATE TAX CONSIDERATIONS

All revenues from the Trust are from sources within Texas, which has no individual income tax. However, Texas imposes a franchise tax on generally all entity types providing limited liability protection at a rate of 1% on gross revenues less certain deductions, as specifically set forth in the Texas franchise tax statute. Entities subject to tax generally include trusts unless otherwise exempt. Trusts that receive at least 90% of their federal gross income from designated passive sources, including royalties from mineral properties and other non-operated mineral interest income, and that do not receive more than 10% of their income from operating an active trade or business generally are exempt from the Texas franchise tax as “passive entities.” The Trust should be exempt from Texas franchise tax as a passive entity. Since the Trust should be exempt from Texas franchise tax at the Trust level as a passive entity, each Unit holder that is considered a taxable entity under the Texas franchise tax will generally be required to include its portion of Trust revenues in its own Texas franchise tax computation. This revenue is sourced to Texas under provisions of the Texas Administrative Code sourcing such income according to the principal place of business of the Trust, which is Texas.

Each Unit holder is urged to consult his own tax advisor regarding the requirements for filing state tax returns.
4.	SUBSEQUENT EVENTS

Subsequent to June 30, 2011, the Trust declared a distribution of $.148472 per unit on July 19, 2011 payable on August 12, 2011, to Unit holders of record on July 29, 2011.

5.	CONTINGENCIES

Contingencies related to the Underlying Properties that are unfavorably resolved would generally be reflected by the Trust as reductions to future royalty income payments to the Trust with corresponding reductions to cash distributions to Unit holders.

On May 2, 2011, ConocoPhillips, as the parent company of BROG, the operator of the Waddell Ranch properties, notified the Trustee that as a result of inaccuracies in ConocoPhillips’ accounting and record keeping relating to the Trust’s interest in proceeds from the gas plant production since January 2007, ConocoPhillips overpaid the Trust approximately $5.9 million. ConocoPhillips informed the Trustee that it intends to recoup the overpayment through adjustments to future distributions over the next year, in a manner not yet determined, to the Trust. Additionally, ConocoPhillips informed the Trustee that beginning with the June 2011 distribution, proceeds to the Trust relating to the gas plant production will be adjusted to reflect ConocoPhillips’ calculation of the corrected interest.

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
Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010
For the quarter ended June 30, 2011 royalty income received by the Trust amounted to $18,398,691 compared to royalty income of $18,444,207 during the second quarter of 2010. The decrease in royalty income is primarily attributable to decreases in both oil and gas production, offset by increases in both oil and gas prices.
Interest income for the quarter ended June 30, 2011, was $165 compared to $251 during the second quarter of 2010. The decrease in interest income is primarily attributable to lower interest rates. General and administrative expenses during the second quarter of 2011 amounted to $502,935 compared to $459,539 during the second quarter of 2010. The increase in general and administrative expenses can be primarily attributed to timing of payment of expenses.
These transactions resulted in distributable income for the quarter ended June 30, 2011 of $17,895,921 or $.383959 per Unit of beneficial interest. Distributions of $.103695, $.136343 and $.143921 per Unit were made to Unit holders of record as of April 29, 2011, May 31, 2011 and June 30, 2011, respectively. For the second quarter of 2010, distributable income was $17,984,919, or $.385869 per Unit of beneficial interest.
Royalty income for the Trust for the second quarter of the calendar year is associated with actual oil and gas production for the period of February, March and April of 2011 from the properties from which the Trust’s net overriding royalty interests (“Royalties”) were carved. Oil and gas sales attributable to the Royalties and the properties from which the Royalties were carved are as follows:

	Second Quarter
	2011	2010
Production:
Oil sales (Bbls)	152,584	174,469
Gas sales (Mcf)	632,460	799,308

Product Sales From Which The Royalties Were Carved:
Oil:
Total oil sales (Bbls)	240,626	257,558
Average per day (Bbls)	2,704	2,894
Average price per Bbl	$93.97	$77.01

Gas:
Total gas sales (Mcf)	1,159,749	1,310,250
Average per day (Mcf)	13,031	14,722
Average price per Mcf	$7.59	$7.10
The average received price of oil increased to an average price per barrel of $93.97 per Bbl in the second quarter of 2011 compared to $77.01 per Bbl in the second quarter of 2010 due to worldwide market variables. The Trustee has been advised by ConocoPhillips that for the period of August 1, 1993, through June 30, 2011, the oil from the Waddell Ranch properties was being sold under a competitive bid to a third party. The average price of gas increased from $7.10 per Mcf in the second quarter of 2010 to $7.59 per Mcf in the second quarter of 2011 due to change in overall market variables.

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
Capital expenditures for drilling, remedial and maintenance activities on the Waddell Ranch properties during the second quarter of 2011 totaled $1.9 million as compared to $0.2 million to the Trust for the second quarter of 2010. ConocoPhillips has informed the Trustee that the 2011 capital expenditures budget has been revised to $23 million (gross) for the Waddell Ranch properties. The total amount of capital expenditures for 2010 was $12.0 million. Through the second quarter of 2011, capital expenditures of $11.4 million (gross) have been expended.
The Trustee has been advised that there was 1 well completed and 0 wells in progress, and 3 workover wells completed and 9 workover wells in progress, during the three months ended June 30, 2011 as compared to 0 wells completed and 0 wells in progress, and 0 workover wells completed and 3 workover wells in progress for the three months ended June 30, 2010 on the Waddell Ranch properties. There were 0 facility projects completed and 16 projects in progress for the second quarter of 2011.
Lease operating expenses and property taxes totaled $5.1 million for the second quarter of 2011, compared to $4.6 million in the second quarter of 2010 on the Waddell Ranch properties. This increase is primarily attributable to increased costs of services.
Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010
For the six months ended June 30, 2011, royalty income received by the Trust amounted to $35,196,974 compared to royalty income of $34,952,943 for the six months ended June 30, 2010. The increase in royalty income is primarily due to an increase in oil and gas prices in the first six months of 2011, compared to the first six months in 2010. Interest income for the six months ended June 30, 2011 was $364 compared to $388 for the six months ended June 30, 2010. The decrease in interest income is attributable primarily to lower interest rates. General and administrative expenses for the six months ended June 30, 2011 were $842,452. During the six months ended June 30, 2010, general and administrative expenses were $863,335. The decrease in general and administrative expenses is primarily due to reduced Unit holder reporting and other professional expenses.
These transactions resulted in distributable income for the six months ended June 30, 2011 of $34,354,886, or $.737090, per Unit. For the six months ended June 30, 2010, distributable income was $34,089,996, or $.731407, per Unit.
Royalty income for the Trust for the six months ended June 30, 2011 is associated with actual oil and gas production for the period November 2010 through April 2011 from the properties from which the Royalties were carved. Oil and gas production attributable to the Royalties and the properties from which the Royalties were carved are as follows:

	Six Months Ended
	2011	2010
Royalties:
Oil sales (Bbls)	306,605	338,555
Gas sales (Mcf)	1,294,334	1,528,398

Properties From Which The Royalties Were Carved:
Oil:
Total oil sales (Bbls)	501,717	520,268
Average per day (Bbls)	2,772	2,874
Average price per Bbl	$88.26	$74.56

Gas:
Total gas sales (Mcf)	2,469,708	2,639,931
Average per day (Mcf)	13,645	14,585
Average price per Mcf	$7.32	$7.20
The average received price of oil increased during the six months ended June 30, 2011 to $88.26 per barrel compared to $74.56 per barrel for the same period in 2010. The increase in the average price of oil is primarily due to worldwide market variables. The increase in the average price of gas from $7.20 per Mcf for the six months ended June 30, 2010 to $7.32 per Mcf for the six months ended June 30, 2011 is primarily the result of an increase in the spot prices of natural gas.
Since the oil and gas sales volumes attributable to the Royalties are based on an allocation formula that is dependent on such factors as price and cost (including capital expenditures), the production amounts in the Royalties section of the above table do not provide a meaningful comparison. The oil and gas sales volumes from the properties from which the Royalties are carved have declined for the applicable period of 2011 compared to 2010.
Capital expenditures for the Waddell Ranch properties for the six months ended June 30, 2011 totaled $5.7 million compared to $1.2 million net to the Trust for the same period in 2010. ConocoPhillips has previously advised the Trust that the remaining 2011 capital expenditures budget for the Waddell Ranch properties is $11.6 million (gross).
The Trustee has been advised that 4 wells were drilled and completed and 0 wells to be completed on the Waddell Ranch properties during the six months ended June 30, 2011, as compared to 0 wells drilled and completed and 0 wells to be completed on the Waddell Ranch properties during the six months ended June 30, 2010. Approximately 9 workover wells were completed and approximately 9 workover wells were in progress as of June 30, 2011.
Lease operating expense and property taxes totaled $9.6 million for the six months ended June 30, 2011 compared to $9.9 million for the same period in 2010. The decrease in lease operating expense is primarily attributable to lower property taxes.

Calculation of Royalty Income
The Trust’s royalty income is computed as a percentage of the net profit from the operation of the properties in which the Trust owns net overriding royalty interests. These percentages of net profits are 75% and 95% in the case of the Waddell Ranch properties and the Texas Royalty properties, respectively. Royalty income received by the Trust for the three months ended June 30, 2011 and 2010, respectively, were computed as shown in the table below:

	Three Months Ended June 30,
	2011		2010
	Waddell	Texas	Waddell	Texas
	Ranch	Royalty	Ranch	Royalty
	Properties	Properties	Properties	Properties
Gross proceeds of sales from the Underlying Properties
Oil proceeds	$15,598,929	$7,013,101	$13,823,194	$6,010,461
Gas proceeds	7,803,005	996,692	8,073,140	1,229,067

Total	23,401,934	8,009,793	21,896,334	7,239,528

Less:
Severance tax:
Oil	633,581	255,781	483,917	215,396
Gas	422,182	48,155	367,022	79,408
Lease operating expenses and property tax:
Oil and gas	5,076,209	420,000	4,565,424	360,000
Other	39,802	—	70,565	—
Capital expenditures	1,927,325	—	157,779	—

Total	8,099,099	723,936	5,644,707	654,804

Net profits	15,302,835	7,285,857	16,251,627	6,584,724
Net overriding royalty interests	75%	95%	75%	95%

Royalty income	11,477,127	6,921,564	12,188,720	6,255,487

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
Revenue Recognition
Revenues from the royalty interests are recognized in the period in which amounts are received by the Trust. Royalty income received by the Trust in a given calendar year will generally reflect the proceeds, on an entitlement basis, from natural gas produced and sold for the twelve-month period ended October 31st in that calendar year. Royalty income received by the Trust in the second quarter of 2011 generally reflects the proceeds associated with actual oil and gas production for the period of February 2011 through April 2011.
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
On May 2, 2011, ConocoPhillips, as the parent company of BROG, the operator of the Waddell Ranch properties, notified the Trustee that as a result of inaccuracies in ConocoPhillips’ accounting and record keeping relating to the Trust’s interest in proceeds from the gas plant production since January 2007, ConocoPhillips overpaid the Trust approximately $5.9 million. ConocoPhillips informed the Trustee that it intends to recoup the overpayment through adjustments to future distributions over the next year, in a manner not yet determined, to the Trust. Additionally, ConocoPhillips informed the Trustee that beginning with the June 2011 distribution, proceeds to the Trust relating to the gas plant production will be adjusted to reflect ConocoPhillips’ calculation of the corrected interest.
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

PART II — OTHER INFORMATION
Item 1.
Not applicable.
Item 1A. Risk Factors.
ConocoPhillips’ claim for overpayment could reduce or eliminate distributions in the following year.
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
Items 2 through 5.
Not applicable.
Item 6. Exhibits
4.1	Permian Basin Royalty Trust Indenture dated November 3, 1980, between Southland Royalty Company (now Burlington Resources Oil & Gas Company LP) and The First National Bank of Fort Worth (now Bank of America, N.A.), as Trustee, heretofore filed as Exhibit (4)(a) to the Trust’s Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980 is incorporated herein by reference.

4.2	Net Overriding Royalty Conveyance (Permian Basin Royalty Trust) from Southland Royalty Company (now Burlington Resources Oil & Gas Company LP) to The First National Bank of Fort Worth (now Bank of America, N.A.), as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit (4)(b) to the Trust’s Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980 is incorporated herein by reference.

4.3	Net Overriding Royalty Conveyance (Permian Basin Royalty Trust — Waddell Ranch) from Southland Royalty Company (now Burlington Resources Oil & Gas Company LP) to The First National Bank of Fort Worth (now Bank of America, N.A.), as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit (4)(c) to the Trust’s Annual Report on Form 10-K to the Securities and Exchange Commission

for the fiscal year ended December 31, 1980 is incorporated herein by reference.

10.1	Registration Rights Agreement dated as of July 21, 2004 by and between Burlington Resources Inc. and Bank of America, N.A., as trustee of Permian Basin Royalty Trust, heretofore filed as Exhibit 10.1 to the Trust’s Quarterly Report on Form 10-Q to the Securities and Exchange Commission for the quarterly period ended June 30, 2004 is incorporated herein by reference.

10.2	Underwriting Agreement dated December 15, 2005 among the Permian Basin Royalty Trust, Burlington Resources, Inc., Burlington Resources Oil & Gas L.P. and Lehman Brothers Inc. and Wachovia Capital Markets, LLC as representatives of the several underwriters, heretofore filed as Exhibit 10.1 to the Trust’s current report on Form 8-K to the Securities and Exchange Commission filed on December 19, 2005, is incorporated herein by reference.

10.3	Underwriting Agreement dated August 2, 2005 among the Permian Basin Royalty Trust, Burlington Resources, Inc., Burlington Resources Oil & Gas L.P. and Goldman Sachs & Co. and Lehman Brothers Inc. as representatives of the several underwriters, heretofore filed as Exhibit 10.1 to the Trust’s current report on Form 8-K to the Securities and Exchange Commission filed on August 8, 2005, is incorporated herein by reference.

10.4	Underwriting Agreement dated August 17, 2006, among Permian Basin Royalty Trust, ConocoPhillips, Burlington Resources Oil & Gas Company LP and Lehman Brothers Inc. and Wachovia Capital Markets, LLC as representatives of the several underwriters heretofore filed as Exhibit 10.1 to the Trust’s current report on Form 8-K to the Securities and Exchange Commission filed on August 22, 2006, is incorporated herein by reference.

31.1	Certification by Ron E. Hooper, Senior Vice President and Trust Administrator of Bank of America, Trustee of Permian Basin Royalty Trust, dated August 3, 2011 and submitted pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate by Bank of America, Trustee of Permian Basin Royalty Trust, dated August 3, 2011 and submitted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

BANK OF AMERICA, N.A., TRUSTEE FOR THE PERMIAN BASIN ROYALTY TRUST
By:	/s/ Ron E. Hooper
Ron E. Hooper
Senior Vice President Trust Administrator

Date: August 3, 2011
(The Trust has no directors or executive officers.)

INDEX TO EXHIBITS

Exhibit Number	Exhibit
4.1	Permian Basin Royalty Trust Indenture dated November 3, 1980, between Southland Royalty Company (now Burlington Resources Oil & Gas Company LP) and The First National Bank of Fort Worth (now Bank of America, N.A.), as Trustee, heretofore filed as Exhibit (4)(a) to the Trust’s Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980 is incorporated herein by reference.*

4.2	Net Overriding Royalty Conveyance (Permian Basin Royalty Trust) from Southland Royalty Company (now Burlington Resources Oil & Gas Company LP) to The First National Bank of Fort Worth (now Bank of America, N.A.), as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit (4)(b) to the Trust’s Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980 is incorporated herein by reference.*

4.3	Net Overriding Royalty Conveyance (Permian Basin Royalty Trust — Waddell Ranch) from Southland Royalty Company (now Burlington Resources Oil & Gas Company LP) to The First National Bank of Fort Worth (now Bank of America, N.A.), as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit (4)(c) to the Trust’s Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980 is incorporated herein by reference.*

10.1	Registration Rights Agreement dated as of July 21, 2004 by and between Burlington Resources Inc. and Bank of America, N.A., as trustee of Permian Basin Royalty Trust, heretofore filed as Exhibit 10.1 to the Trust’s Quarterly Report on Form 10-Q to the Securities and Exchange Commission for the quarterly period ended June 30, 2004 is incorporated herein by reference.*

10.2	Underwriting Agreement dated December 15, 2005 among the Permian Basin Royalty Trust, Burlington Resources, Inc., Burlington Resources Oil & Gas L.P. and Lehman Brothers Inc. and Wachovia Capital Markets, LLC as representatives of the several underwriters, heretofore filed as Exhibit 10.1 to the Trust’s current report on Form 8-K to the Securities and Exchange Commission filed on December 19, 2005, is incorporated herein by reference.*

10.3	Underwriting Agreement dated August 2, 2005 among the Permian Basin Royalty Trust, Burlington Resources, Inc., Burlington Resources Oil & Gas L.P. and Goldman Sachs & Co. and Lehman Brothers Inc. as representatives of the several underwriters, heretofore filed as Exhibit 10.1 to the Trust’s current report on Form 8-K to the Securities and Exchange Commission filed on August 8, 2005, is incorporated herein by reference.*

Exhibit Number	Exhibit
10.4	Underwriting Agreement dated August 17, 2006, among Permian Basin Royalty Trust, ConocoPhillips, Burlington Resources Oil & Gas Company LP and Lehman Brothers Inc. and Wachovia Capital Markets, LLC as representatives of the several underwriters heretofore filed as Exhibit 10.1 to the Trust’s current report on Form 8-K to the Securities and Exchange Commission filed on August 22, 2006, is incorporated herein by reference.*

31.1	Certification by Ron E. Hooper, Senior Vice President and Trust Administrator of Bank of America, Trustee of Permian Basin Royalty Trust, dated August 3, 2011 and submitted pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate by Bank of America, Trustee of Permian Basin Royalty Trust, dated August 3, 2011 and submitted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

*	A copy of this Exhibit is available to any Unit holder, at the actual cost of reproduction, upon written request to the Trustee, U.S. Trust, Bank of America Private Wealth Management, 901 Main Street, Dallas, Texas 75202.