Form 10-Q
period 2011-09-30
PERMIAN BASIN ROYALTY TRUST
filed 2011-11-09
CIK 319654

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period ended September 30, 2011

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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Number of Units of beneficial interest of the Trust outstanding at November 9, 2011: 46,608,796.

PERMIAN BASIN ROYALTY TRUST
PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
The condensed financial statements included herein have been prepared by Bank of America, N.A. as Trustee for the Permian Basin Royalty Trust, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements and notes thereto be read in conjunction with the financial statements and the notes thereto included in the Trust’s latest annual report on Form 10-K. In the opinion of the Trustee, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the assets, liabilities and trust corpus of the Permian Basin Royalty Trust at September 30, 2011, the distributable income for the three-month and nine-month periods ended September 30, 2011 and 2010 and the changes in trust corpus for the nine-month periods ended September 30, 2011 and 2010, have been included. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.
The condensed financial statements as of September 30, 2011, and for the three-month and nine-month periods ended September 30, 2011 and 2010 included herein have been reviewed by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report appearing herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Unit Holders of Permian Basin Royalty Trust and
Bank of America, N.A., Trustee
Dallas, Texas
We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of Permian Basin Royalty Trust (the “Trust”) as of September 30, 2011, and the related condensed statements of distributable income for the three-month and nine-month periods ended September 30, 2011 and 2010 and changes in trust corpus for the nine-month periods ended September 30, 2011 and 2010. These condensed financial statements are the responsibility of the Trustee.
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
/s/ Deloitte & Touche LLP
Austin, Texas
November 9, 2011

PERMIAN BASIN ROYALTY TRUST
CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	September 30,
	2011	December 31,
	(Unaudited)	2010
ASSETS

Cash and short-term investments	$2,320,176	$4,580,923

Net overriding royalty interests in producing oil and gas properties (net of accumulated amortization of $10,064,649 and $10,004,009 at September 30, 2011 and December 31, 2010, respectively)	910,567	971,207

TOTAL ASSETS	$3,230,743	$5,552,130

LIABILITIES AND TRUST CORPUS

Distribution payable to Unit holders	$2,320,176	$4,580,923

Commitments and contingencies	—	—

Trust corpus — 46,608,796 Units of beneficial interest authorized and outstanding	910,567	971,207

TOTAL LIABILITIES AND TRUST CORPUS	$3,230,743	$5,552,130

The accompanying notes to condensed financial statements are an integral part of these statements.

PERMIAN BASIN ROYALTY TRUST
CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

	THREE	THREE
	MONTHS	MONTHS
	ENDED	ENDED
	September 30, 2011	September 30, 2010
Royalty income	$14,879,902	$16,016,241
Interest income	157	420

	14,880,059	16,016,661

General and administrative expenditures	(150,178)	(124,056)

Distributable income	$14,729,881	$15,892,605

Distributable income per Unit (46,608,796 Units)	$.32	$.34

The accompanying notes to condensed financial statements are an integral part of these statements.

PERMIAN BASIN ROYALTY TRUST
CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

	NINE	NINE
	MONTHS	MONTHS
	ENDED	ENDED
	September 30, 2011	September 30, 2010
Royalty income	$50,076,877	$50,969,184
Interest income	521	808

	50,077,398	50,969,992

General and administrative expenditures	(992,629)	(987,391)

Distributable income	$49,084,769	$49,982,601

Distributable income per Unit (46,608,796 Units)	$1.05	$1.07

The accompanying notes to condensed financial statements are an integral part of these statements.

PERMIAN BASIN ROYALTY TRUST
CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

	NINE	NINE
	MONTHS	MONTHS
	ENDED	ENDED
	September 30, 2011	September 30, 2010
Trust corpus, beginning of period	$971,207	$1,079,986

Amortization of net overriding royalty interests	(60,640)	(84,532)
Distributable income	49,084,769	49,982,601
Distributions declared	(49,084,769)	(49,982,601)

Total Trust Corpus, end of period	$910,567	$995,454

Distributions per Unit	$1.05	$1.07

The accompanying notes to condensed financial statements are an integral part of these statements.

PERMIAN BASIN ROYALTY TRUST
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
1.	BASIS OF ACCOUNTING

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

Unit holders should consult their tax advisors regarding state tax requirements, if any, applicable to such Unit holder’s ownership of Trust units.

4.	SUBSEQUENT EVENTS

Subsequent to September 30, 2011, the Trust declared a distribution on October 21, 2011 of $.104152 per unit payable on November 15, 2011, to Unit holders of record on October 31,

2011. $474,480 of proceeds from the Waddell Ranch properties was withheld by ConocoPhillips (and therefore not included in the distribution) relating to a claimed overpayment for prior periods. See Note 5 for additional detail.
5.	CONTINGENCIES

Contingencies related to the Underlying Properties that are unfavorably resolved would generally be reflected by the Trust as reductions to future royalty income payments to the Trust with corresponding reductions to cash distributions to Unit holders.

On May 2, 2011, ConocoPhillips, as the parent company of BROG, the operator of the Waddell Ranch properties, notified the Trustee that as a result of inaccuracies in ConocoPhillips’ accounting and record keeping relating to the Trust’s interest in proceeds from the gas plant production since January 2007, ConocoPhillips overpaid the Trust approximately $5.9 million. ConocoPhillips informed the Trustee on September 20, 2011 that it was withholding $4,068,067 (all of the Waddell Ranch portion of the September, 2011 proceeds, which would be reflective of July, 2011 production, of approximately 29,796 bbls of oil and 180,425 mcf of gas) in order to recoup this claim. This affected the Trust’s distribution declared September 20, 2011 and paid October 17, 2011. ConocoPhillips also withheld $474,480 from the proceeds for October, 2011, which ConocoPhillips has informed the Trustee completes the recoupment. Additionally, ConocoPhillips informed the Trustee that beginning with the June 2011 distribution, proceeds to the Trust relating to the gas plant production have been adjusted to reflect ConocoPhillips’ calculation of the corrected interest.

The Trustee is continuing to evaluate the claim.
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
Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010
For the quarter ended September 30, 2011 royalty income received by the Trust amounted to $14,879,902 compared to royalty income of $16,016,241 during the third quarter of 2010. The decrease in royalty income is primarily attributable to the withholding of $4,068,067 of proceeds by ConocoPhillips related to a claimed overpayment for prior periods with respect to the Waddell Ranch properties as well as decreases in both oil and gas production, offset by increases in both oil and gas prices.
Interest income for the quarter ended September 30, 2011, was $157 compared to $420 during the third quarter of 2010. The decrease in interest income is primarily attributable to lower interest rates. General and administrative expenses during the third quarter of 2011 amounted to $150,178 compared to $124,056 during the third quarter of 2010. The increase in general and administrative expenses can be primarily attributed to timing of payment of expenses.
These transactions resulted in distributable income for the quarter ended September 30, 2011 of $14,729,881 or $.32 per Unit of beneficial interest. Distributions of $.148472, $.117780 and $.049779 per Unit were made to Unit holders of record as of July 29, 2011, August 31, 2011 and September 30, 2011, respectively. For the third quarter of 2010, distributable income was $15,892,605, or $.340979 per Unit of beneficial interest.
Royalty income for the Trust for the third quarter of the calendar year is associated with actual oil and gas production for the period of May, June and July of 2011 from the properties from which the Trust’s net overriding royalty interests (“Royalties”) were carved. Oil and gas sales attributable to the Royalties and the properties from which the Royalties were carved are as follows:

	Third Quarter
	2011	2010
Production:
Oil sales (Bbls)	125,747	168,282
Gas sales (Mcf)	413,816	763,886

Product Sales From Which The Royalties Were Carved:
Oil:
Total oil sales (Bbls)	191,190	256,478
Average per day (Bbls)	2,078	2,788
Average price per Bbl	$94.11	$69.56

Gas:
Total gas sales (Mcf)	742,437	1,318,837
Average per day (Mcf)	8,070	14,335
Average price per Mcf	$8.52	$6.45

The average received price of oil increased to an average price per barrel of $94.11 per Bbl in the third quarter of 2011 compared to $69.56 per Bbl in the third quarter of 2010 due to worldwide market variables. The Trustee has been advised by ConocoPhillips that for the period of August 1, 1993, through September 30, 2011, the oil from the Waddell Ranch properties was being sold under a competitive bid to a third party. The average price of gas increased from $6.45 per Mcf in the third quarter of 2010 to $8.52 per Mcf in the third quarter of 2011 due to change in overall market variables.
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
Capital expenditures for drilling, remedial and maintenance activities on the Waddell Ranch properties during the third quarter of 2011 totaled $2.5 million as compared to $366,440 to the Trust for the third quarter of 2010. ConocoPhillips has informed the Trustee that the 2011 capital expenditures budget has been revised to $23 million (gross) for the Waddell Ranch properties. The total amount of capital expenditures for 2010 was $12.0 million. Through the third quarter of 2011, capital expenditures of $17.9 million (gross) have been expended.
The Trustee has been advised that there were 0 wells completed and 0 wells in progress, and 11 workover wells completed and 9 workover wells in progress, during the three months ended September 30, 2011 as compared to 0 wells completed and 11 wells in progress, and 2 workover wells completed and 13 workover wells in progress for the three months ended September 30, 2010 on the Waddell Ranch properties. There were 0 facility projects completed and 18 projects in progress for the third quarter of 2011.
Lease operating expenses and property taxes totaled $5.1 million for the third quarter of 2011, compared to $4.7 million in the third quarter of 2010 on the Waddell Ranch properties. This increase is primarily attributable to increased costs of services.
Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010
For the nine months ended September 30, 2011, royalty income received by the Trust amounted to $50,076,877 compared to royalty income of $50,969,184 for the nine months ended September 30, 2010. The decrease in royalty income is primarily due to the withholding of $4,068,067 of proceeds by ConocoPhillips related to a claimed overpayment for prior periods with respect to the Waddell Ranch properties partially offset by an increase in oil and gas prices in the first nine months of 2011, compared to the first nine months in 2010. Interest income for the nine months ended September 30, 2011 was $521 compared to $808 for the nine months ended September 30, 2010. The decrease in interest income is attributable primarily to significantly lowered interest rates. General and administrative expenses for the nine months ended September 30, 2011 were $992,629. During the nine months ended September 30, 2010, general and administrative expenses were $987,391. The increase in general and administrative expenses is primarily due to increased Unit holder reporting and other professional expenses.

These transactions resulted in distributable income for the nine months ended September 30, 2011 of $49,084,769, or $1.05, per Unit. For the nine months ended September 30, 2010, distributable income was $49,982,601, or $1.07, per Unit.
Royalty income for the Trust for the nine months ended September 30, 2011 is associated with actual oil and gas production for the period November 2010 through July 2011 from the properties from which the Royalties were carved. Oil and gas production attributable to the Royalties and the properties from which the Royalties were carved are as follows:

	Nine Months Ended
	2011	2010
Royalties:
Oil sales (Bbls)	432,352	506,837
Gas sales (Mcf)	1,708,150	2,292,284

Properties From Which The Royalties Were Carved:
Oil:
Total oil sales (Bbls)	692,907	776,746
Average per day (Bbls)	2,538	2,845
Average price per Bbl	$89.88	$72.91

Gas:
Total gas sales (Mcf)	3,212,146	3,958,768
Average per day (Mcf)	11,766	14,501
Average price per Mcf	$7.59	$6.95
The average received price of oil increased during the nine months ended September 30, 2011 to $89.88 per barrel compared to $72.91 per barrel for the same period in 2010. The increase in the average price of oil is primarily due to worldwide market variables. The increase in the average price of gas from $6.95 per Mcf for the nine months ended September 30, 2010 to $7.59 per Mcf for the nine months ended September 30, 2011 is primarily the result of an increase in the spot prices of natural gas.
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
Capital expenditures for the Waddell Ranch properties for the nine months ended September 30, 2011 totaled $8.2 million compared to $1.6 million net to the Trust for the same period in 2010. ConocoPhillips has previously advised the Trust that the remaining 2011 capital expenditures budget for the Waddell Ranch properties is $5.1 million (gross).
The Trustee has been advised that 4 wells were drilled and completed and 0 wells were to be completed on the Waddell Ranch properties during the nine months ended September 30, 2011,

as compared to 0 wells drilled and completed and 1 well to be completed on the Waddell Ranch properties during the nine months ended September 30, 2010. Approximately 20 workover wells were completed and approximately 9 workover wells were in progress as of September 30, 2011. Approximately 0 facilities projects were completed and 18 facilities projects were in progress.
Lease operating expense and property taxes totaled $14.7 million for the nine months ended September 30, 2011 compared to $12.1 million for the same period in 2010. The increase in lease operating expense is primarily attributable to increased costs of services.
Calculation of Royalty Income
The Trust’s royalty income is computed as a percentage of the net profit from the operation of the properties in which the Trust owns net overriding royalty interests. These percentages of net profits are 75% and 95% in the case of the Waddell Ranch properties and the Texas Royalty properties, respectively. Royalty income received by the Trust for the three months ended September 30, 2011 and 2010, respectively, were computed as shown in the table below:

	Three Months Ended September 30,
	2011		2010
	Waddell	Texas	Waddell	Texas
	Ranch	Royalty	Ranch	Royalty
	Properties	Properties	Properties	Properties
Gross proceeds of sales from the Underlying Properties
Oil proceeds	$10,837,042	$7,156,526	$12,343,193	$5,496,900
Gas proceeds	5,037,905	1,289,581	7,333,630	1,168,823

Total	15,874,947	8,446,107	19,676,823	6,665,723

Less:
Severance tax:
Oil	445,640	273,326	491,195	177,759
Gas	263,532	62,282	363,863	68,120
Lease operating expenses and property tax:
Oil and gas	3,163,355	420,000	4,776,138	360,000
Other	39,848	—	—	—
Capital expenditures	1,864,001	—	366,441	—

Total	5,776,376	755,608	5,997,637	605,879

Net profits	10,098,571	7,690,499	13,679,186	6,059,844
Net overriding royalty interests	75%	95%	75%	95%

Royalty income	7,573,928	7,305,974	10,259,389	5,756,852

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
Revenue Recognition
Revenues from the royalty interests are recognized in the period in which amounts are received by the Trust. Royalty income received by the Trust in a given calendar year will generally reflect the proceeds, on an entitlement basis, from natural gas produced and sold for the twelve-month period ended October 31st in that calendar year. Royalty income received by the Trust in the third quarter of 2011 generally reflects the proceeds associated with actual oil and gas production for the period of May through July 2011.
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
On May 2, 2011, ConocoPhillips, as the parent company of BROG, the operator of the Waddell Ranch properties, notified the Trustee that as a result of inaccuracies in ConocoPhillips’ accounting and record keeping relating to the Trust’s interest in proceeds from the gas plant production since January 2007, ConocoPhillips overpaid the Trust approximately $5.9 million. ConocoPhillips informed the Trustee on September 20, 2011 that it was withholding $4,068,067 (all of the Waddell Ranch portion of the September, 2011 proceeds, which would be reflective of July, 2011 production, of approximately 29,796 bbls of oil and 180,425 mcf of gas) in order to recoup this claim. This affected the Trust’s distribution declared September 20, 2011 and paid October 17, 2011. ConocoPhillips also withheld $474,480 from the proceeds for October, 2011, which ConocoPhillips has informed the Trustee completes the recoupment. Additionally, ConocoPhillips informed the Trustee that beginning with the June 2011 distribution, proceeds to the Trust relating to the gas plant production have been adjusted to reflect ConocoPhillips’ calculation of the corrected interest.
The Trustee is continuing to evaluate the claim.
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

10.3	Underwriting Agreement dated August 2, 2005 among the Permian Basin Royalty Trust, Burlington Resources, Inc., Burlington Resources Oil & Gas L.P. and Goldman Sachs & Co. and Lehman Brothers Inc. as representatives of the several underwriters, heretofore filed as Exhibit 10.1 to the Trust’s current report on Form 8-K to the Securities and Exchange Commission filed on August 8, 2005, is incorporated herein by reference.

10.4	Underwriting Agreement dated August 17, 2006, among Permian Basin Royalty Trust, ConocoPhillips, Burlington Resources Oil & Gas Company LP and Lehman Brothers Inc. and Wachovia Capital Markets, LLC as representatives of the several underwriters heretofore filed as Exhibit 10.1 to the Trust’s current report on Form 8-K to the Securities and Exchange Commission filed on August 22, 2006, is incorporated herein by reference.

31.1	Certification by Ron E. Hooper, Senior Vice President and Trust Administrator of Bank of America, Trustee of Permian Basin Royalty Trust, dated November 9, 2011 and submitted pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate by Bank of America, Trustee of Permian Basin Royalty Trust, dated November 9, 2011 and submitted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

BANK OF AMERICA, N.A., TRUSTEE FOR THE PERMIAN BASIN ROYALTY TRUST
By:	/s/ Ron E. Hooper
Ron E. Hooper
Senior Vice President Trust Administrator

Date: November 9, 2011
(The Trust has no directors or executive officers.)

INDEX TO EXHIBITS

Exhibit
Number	Exhibit
4.1	Permian Basin Royalty Trust Indenture dated November 3, 1980, between Southland Royalty Company (now Burlington Resources Oil & Gas Company LP) and The First National Bank of Fort Worth (now Bank of America, N.A.), as Trustee, heretofore filed as Exhibit (4)(a) to the Trust’s Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980 is incorporated herein by reference.*

4.2	Net Overriding Royalty Conveyance (Permian Basin Royalty Trust) from Southland Royalty Company (now Burlington Resources Oil & Gas Company LP) to The First National Bank of Fort Worth (now Bank of America, N.A.), as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit (4)(b) to the Trust’s Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980 is incorporated herein by reference.*

4.3	Net Overriding Royalty Conveyance (Permian Basin Royalty Trust — Waddell Ranch) from Southland Royalty Company (now Burlington Resources Oil & Gas Company LP) to The First National Bank of Fort Worth (now Bank of America, N.A.), as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit (4)(c) to the Trust’s Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980 is incorporated herein by reference.*

10.1	Registration Rights Agreement dated as of July 21, 2004 by and between Burlington Resources Inc. and Bank of America, N.A., as trustee of Permian Basin Royalty Trust, heretofore filed as Exhibit 10.1 to the Trust’s Quarterly Report on Form 10-Q to the Securities and Exchange Commission for the quarterly period ended June 30, 2004 is incorporated herein by reference.*

10.2	Underwriting Agreement dated December 15, 2005 among the Permian Basin Royalty Trust, Burlington Resources, Inc., Burlington Resources Oil & Gas L.P. and Lehman Brothers Inc. and Wachovia Capital Markets, LLC as representatives of the several underwriters, heretofore filed as Exhibit 10.1 to the Trust’s current report on Form 8-K to the Securities and Exchange Commission filed on December 19, 2005, is incorporated herein by reference.*

10.3	Underwriting Agreement dated August 2, 2005 among the Permian Basin Royalty Trust, Burlington Resources, Inc., Burlington Resources Oil & Gas L.P. and Goldman Sachs & Co. and Lehman Brothers Inc. as representatives of the several underwriters, heretofore filed as Exhibit 10.1 to the Trust’s current report on Form 8-K to the Securities and Exchange Commission filed on August 8, 2005, is incorporated herein by reference.*

Exhibit
Number	Exhibit
10.4	Underwriting Agreement dated August 17, 2006, among Permian Basin Royalty Trust, ConocoPhillips, Burlington Resources Oil & Gas Company LP and Lehman Brothers Inc. and Wachovia Capital Markets, LLC as representatives of the several underwriters heretofore filed as Exhibit 10.1 to the Trust’s current report on Form 8-K to the Securities and Exchange Commission filed on August 22, 2006, is incorporated herein by reference.*

31.1	Certification by Ron E. Hooper, Senior Vice President and Trust Administrator of Bank of America, Trustee of Permian Basin Royalty Trust, dated November 9, 2011 and submitted pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate by Bank of America, Trustee of Permian Basin Royalty Trust, dated November 9, 2011 and submitted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

*	A copy of this Exhibit is available to any Unit holder, at the actual cost of reproduction, upon written request to the Trustee, U.S. Trust, Bank of America Private Wealth Management, 901 Main Street, Dallas, Texas 75202.