Form 10-Q
period 2012-03-31
PERMIAN BASIN ROYALTY TRUST
filed 2012-05-10
CIK 319654

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period ended March 31, 2012

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☐     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

Number of Units of beneficial interest of the Trust outstanding at May 1, 2012: 46,608,796.

PERMIAN BASIN ROYALTY TRUST

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

The condensed financial statements included herein have been prepared by Bank of America, N.A. as Trustee for the Permian Basin Royalty Trust, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements and notes thereto be read in conjunction with the financial statements and the notes thereto included in the Trust’s latest annual report on Form 10-K. In the opinion of the Trustee, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the assets, liabilities and trust corpus of the Permian Basin Royalty Trust at March 31, 2012, and the distributable income and changes in trust corpus for the three-month periods ended March 31, 2012 and 2011 have been included. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

The condensed financial statements as of March 31, 2012 and for the three month periods ended March 31, 2012 and 2011, included herein, have been reviewed by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report appearing herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Unit Holders of Permian Basin Royalty Trust and

Bank of America, N.A., Trustee

Dallas, Texas

We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of Permian Basin Royalty Trust (the “Trust”) as of March 31, 2012, and the related condensed statements of distributable income and changes in trust corpus for the three-month periods ended March 31, 2012 and 2011. These condensed financial statements are the responsibility of the Trustee.

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

As described in Note 2 to the condensed financial statements, these condensed financial statements have been prepared on a modified cash basis of accounting, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America.

Based on our reviews, we are not aware of any material modifications that should be made to such condensed interim financial statements for them to be in conformity with the basis of accounting described in Note 2.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statement of assets, liabilities, and trust corpus of Permian Basin Royalty Trust as of December 31, 2011, and the related statements of distributable income and changes in trust corpus for the year then ended (not presented herein); and in our report dated March 2, 2012, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed statement of assets, liabilities, and trust corpus as of December 31, 2011, is fairly stated, in all material respects, in relation to the statement of assets, liabilities and trust corpus from which it has been derived.

/s/ Deloitte & Touche LLP

Dallas, Texas

May 10, 2012

PERMIAN BASIN ROYALTY TRUST

CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS (unaudited)

	March 31, 2012	December 31, 2011
ASSETS
Cash and short-term investments	$6,573,996	$4,727,946
Net overriding royalty interests in producing oil and gas properties (net of accumulated amortization of $10,105,695 and $10,083,640 at March 31, 2012 and December 31, 2011, respectively)	869,521	891,576

TOTAL ASSETS	$7,443,517	$5,619,522

LIABILITIES AND TRUST CORPUS
Distribution payable to Unit holders	$6,573,996	$4,727,946
Commitments and contingencies (Note 6)	—	—
Trust corpus – 46,608,796 Units of beneficial interest authorized and outstanding	869,521	891,576

TOTAL LIABILITIES AND TRUST CORPUS	$7,443,517	$5,619,522

The accompanying notes to condensed financial statements are an integral part of these statements.

PERMIAN BASIN ROYALTY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

	THREE MONTHS ENDED March 31, 2012	THREE MONTHS ENDED March 31, 2011
Royalty income	$20,421,681	$16,798,284
Interest income	385	199

	20,422,066	16,798,483
General and administrative expenditures	(325,596)	(339,518)

Distributable income	$20,096,470	$16,458,965

Distributable income per Unit (46,608,796 Units)	$.43	$.35

The accompanying notes to condensed financial statements are an integral part of these statements.

PERMIAN BASIN ROYALTY TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

	THREE MONTHS ENDED March 31, 2012	THREE MONTHS ENDED March 31, 2011
Trust corpus, beginning of period	$891,576	$971,207
Amortization of net overriding royalty interests	(22,055)	(22,600)
Distributable income	20,096,470	16,458,965
Distributions declared	(20,096,470)	(16,458,965)

Total Trust Corpus, end of period	$869,521	$948,607

Distributions per Unit	$.43	$.35

The accompanying notes to condensed financial statements are an integral part of these statements.

PERMIAN BASIN ROYALTY TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1.	TRUST ORGANIZATION AND PROVISIONS

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

The terms of the Trust Indenture provide, among other things, that:

•	the Trust shall not engage in any business or commercial activity of any kind or acquire any assets other than those initially conveyed to the Trust;

•	the Trustee may not sell all or any part of the Royalties unless approved by holders of 75% of all Units outstanding in which case the sale must be for cash and the proceeds promptly distributed;

•	the Trustee may establish a cash reserve for the payment of any liability which is contingent or uncertain in amount;

•	the Trustee is authorized to borrow funds to pay liabilities of the Trust; and

•	the Trustee will make monthly cash distributions to Unit holders (see Note 3 to condensed financial statements).

2.	ACCOUNTING POLICIES

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

•	Royalties that are producing properties are amortized using the unit-of-production method. This amortization is shown as a reduction of Trust corpus.

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

Impairment

The Trustee routinely reviews its royalty interests in oil and gas properties for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If an impairment event occurs and it is determined that the carrying value of the Trust’s royalty interests may not be recoverable, an impairment will be recognized as measured by the amount by which the carrying amount of the royalty interests exceeds the fair value of these assets, which would likely be measured by discounting projected cash flows. There is no impairment of the assets as of March 31, 2012.

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

New Accounting Pronouncements

There are no new pronouncements that are expected to have a significant impact on the Trust’s financial statements.

3.	NET OVERRIDING ROYALTY INTERESTS AND DISTRIBUTION TO UNIT HOLDERS

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

4.	FEDERAL INCOME TAXES

For federal income tax purposes, the Trust constitutes a fixed investment trust that is taxed as a grantor trust. A grantor trust is not subject to tax at the trust level. The Unit holders are considered to own the Trust’s income and principal as though no trust were in existence. The income of the Trust is deemed to have been received or accrued by each Unit holder at the time such income is received or accrued by the Trust and not when distributed by the Trust.

The Royalties constitute “economic interests” in oil and gas properties for federal income tax purposes. Unit holders must report their share of the revenues from the Royalties as ordinary income from oil and gas royalties and are entitled to claim depletion with respect to such income. During the first quarter of 2012, the Trust also incurred administration expenses and earned interest income on funds held for distribution and for the cash reserve maintained for the payment of contingent and future obligations of the Trust.

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

Unit holders should consult their tax advisors regarding Trust tax compliance matters.

5.	STATE TAX CONSIDERATIONS

All revenues from the Trust are from sources within Texas, which has no individual income tax. However, Texas imposes a franchise tax at a rate of 1% on gross revenues less certain deductions, as specifically set forth in the Texas franchise tax statutes. Entities subject to tax generally include trusts unless otherwise exempt. Trusts that receive at least 90% of their federal gross income from designated passive sources, including royalties from mineral properties and other non-operated mineral interest income, and that do not receive more than 10% of their income from operating an active trade or business generally are exempt from the Texas franchise tax as “passive entities.” The Trust should be exempt from Texas franchise tax as a “passive entity.” Because the Trust should be exempt from Texas franchise tax at the Trust level as a passive entity, each Unit holder that is considered a taxable entity under the Texas franchise tax will generally be required to include its portion of Trust revenues in its own Texas franchise tax computation. This revenue is sourced to Texas under provisions of the Texas Administrative Code sourcing such income according to the principal place of business of the Trust, which is Texas.

Unit holders should consult their tax advisors regarding state tax requirements, if any, applicable to such Unit holder’s ownership of Trust units.

6.	CONTINGENCIES

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

7.	SUBSEQUENT EVENTS

Subsequent to March 31, 2012, the Trust declared a distribution on April 20, 2012 of $.111279 per Unit payable on May 14, 2012 to Unit holders of record on April 30, 2012.

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

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

For the quarter ended March 31, 2012, royalty income received by the Trust amounted to $20,421,681 compared to royalty income of $16,798,284 during the first quarter of 2011. The increase in royalty income is primarily attributable to an increase in oil prices and oil production offset by a decrease in gas production.

Interest income for the quarter ended March 31, 2012, was $385 compared to $199 during the first quarter of 2011. The increase in interest income is primarily attributable to more funds available for investment. General and administrative expenses during the first quarter of 2012 amounted to $325,596 compared to $339,518 during the first quarter of 2011. The decrease in general and administrative expenses can be primarily attributed to decreased professional expenses.

These transactions resulted in distributable income for the quarter ended March 31, 2012 of $20,096,470 or $.43 per Unit of beneficial interest. Distributions of $0.125910, $0.164216 and $0.141046 per Unit were made to Unit holders of record as of January 31, 2012, February 29, 2012 and March 30, 2012, respectively. For the first quarter of 2011, distributable income was $16,458,965, or $.35 per Unit of beneficial interest.

Royalty income for the Trust for the first quarter of the calendar year is associated with actual oil and gas production for the period of November and December 2011 and January 2012 from the properties from which the Trust’s net overriding royalty interests (“Royalties”) were carved. Oil and gas sales attributable to the Royalties and the properties from which the Royalties were carved are as follows:

	First Quarter
	2012	2011
Production:
Oil sales (Bbls)	174,841	154,021
Gas sales (Mcf)	657,540	661,874

Product Sales From Which The Royalties Were Carved:
Oil:
Total oil sales (Bbls)	263,002	261,091
Average per day (Bbls)	2,859	2,838
Average price per Bbl	$95.28	$83.00

Gas:
Total gas sales (Mcf)	1,141,796	1,309,959
Average per day (Mcf)	12,411	14,239
Average price per Mcf	$7.61	$7.07

The average received price of oil increased to an average price per barrel of $95.28 per Bbl in the first quarter of 2012, compared to $83.00 per Bbl in the first quarter of 2011 due to worldwide market variables. The Trustee has been advised by ConocoPhillips that for the period of August 1, 1993, through March 31, 2012, the oil from the Waddell Ranch properties was being sold under a competitive bid to a third party. The average price of gas (including natural gas liquids) increased from $7.07 per Mcf in the first quarter of 2011 to $7.61 per Mcf in the first quarter of 2012 due to change in overall market variables.

Since the oil and gas sales attributable to the Royalties are based on an allocation formula that is dependent on such factors as price and cost (including capital expenditures), the production amounts in the Royalties section of the above table do not provide a meaningful comparison. Oil sales volumes increased and gas sales volumes decreased from the Underlying Properties (as defined in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2011) for the applicable period in 2012 compared to 2011.

Capital expenditures for drilling, remedial and maintenance activities on the Waddell Ranch properties during the first quarter of 2012 totaled $2.3 million as compared to $3.7 million for the first quarter of 2011. ConocoPhillips has informed the Trustee that the 2012 capital expenditures budget has been revised to $75.4 million for the Waddell Ranch properties. The total amount of capital expenditures for 2011 was $11.5 million.

The Trustee has been advised that there were 10 workover wells completed, 0 new wells completed, 0 new wells in progress and 10 workover wells in progress during the three months ended March 31, 2012 as compared to 6 workover well completed, 2 new wells completed, 2 new wells in progress and 6 workover wells in progress for the three months ended March 31, 2011 on the Waddell Ranch properties.

Lease operating expenses and property taxes of $4.5 million for the first quarter of 2012 were unchanged compared to the same period in 2011 on the Waddell Ranch properties.

Calculation of Royalty Income

The Trust’s royalty income is computed as a percentage of the net profit from the operation of the properties in which the Trust owns net overriding royalty interests. These percentages of net profits are 75% and 95% in the case of the Waddell Ranch properties and the Texas Royalty properties, respectively. Royalty income received by the Trust for the three months ended March 31, 2012 and 2011, respectively, were computed as shown in the table below:

	THREE MONTHS ENDED MARCH 31,
	2012		2011
	WADDELL RANCH PROPERTIES	TEXAS ROYALTY PROPERTIES	WADDELL RANCH PROPERTIES	TEXAS ROYALTY PROPERTIES
Gross proceeds of sales from the Underlying Properties
Oil proceeds	$17,134,651	$7,924,112	$15,057,891	$6,613,696
Gas proceeds	7,404,222	1,280,889	8,162,922	1,105,013

Total	24,538,873	9,205,001	23,220,813	7,718,709

Less:
Severance tax:
Oil	710,369	289,917	612,073	238,538
Gas	395,217	(13,724)	419,318	64,624
Other	44,425	—	58,884	—
Lease operating expense and property tax:
Oil and gas	4,486,660	515,125	4,500,224	688,037
Capital expenditures	2,330,625	—	3,754,115	—

Total	7,967,296	791,318	9,344,614	991,199

Net profits	16,571,577	8,413,683	13,876,199	6,727,510
Net overriding royalty interests	75%	95%	75%	95%

Royalty income	$12,428,682	$7,992,999	$10,407,149	$6,391,135

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

•	Royalties that are producing properties are amortized using the unit-of-production method. This amortization is shown as a reduction of Trust corpus.

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

Revenue Recognition

Revenues from the royalty interests are recognized in the period in which amounts are received by the Trust. Royalty income received by the Trust in a given calendar year will generally reflect the proceeds, on an entitlement basis, from natural gas produced and sold for the twelve-month period ended October 31st in that calendar year. Royalty income received by the Trust in the first quarter of 2012 generally reflects the proceeds associated with actual oil and gas production for the period of November 2011 through January 2012.

Reserve Disclosure

As of January 1, 2012, independent petroleum engineers estimated the net proved reserves attributable to the royalty interests. Estimates of future net revenues from proved reserves have been prepared using average 12-month oil and gas prices, determined as an unweighted arithmetic average of the first-day-of-the-month price for each month within the 12-month period preceding the end of the most recent fiscal year, unless prices are defined by contractual arrangements. Numerous uncertainties are inherent in estimating volumes and the value of proved reserves and in projecting future production rates and the timing of development of non-producing reserves. Such reserve estimates are subject to change as additional information becomes available. The reserves actually recovered and the timing of production may be substantially different from the reserves estimates.

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

Impairment

The Trustee routinely reviews its royalty interests in oil and gas properties for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If an impairment event occurs and it is determined that the carrying value of the Trust’s royalty interests may not be recoverable, an impairment will be recognized as measured by the amount by which the carrying amount of the royalty interests exceeds the fair value of these assets, which would likely be measured by discounting projected cash flows. There is no impairment of the assets as of March 31, 2012.

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

Item 3. Qualitative and Quantitative Disclosures About Market Risk

There have been no material changes in the Trust’s market risk, as disclosed in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

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

PART II—OTHER INFORMATION

Items 1 through 5.

Not applicable.

Item 6. Exhibits

4.1	Permian Basin Royalty Trust Indenture dated November 3, 1980, between Southland Royalty Company (now Burlington Resources Oil & Gas Company LP) and The First National Bank of Fort Worth (now Bank of America, N.A.), as Trustee, heretofore filed as Exhibit (4)(a) to the Trust’s Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980 is incorporated herein by reference.

4.2	Net Overriding Royalty Conveyance (Permian Basin Royalty Trust) from Southland Royalty Company (now Burlington Resources Oil & Gas Company LP) to The First National Bank of Fort Worth (now Bank of America, N.A.), as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit (4)(b) to the Trust’s Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980 is incorporated herein by reference.

4.3	Net Overriding Royalty Conveyance (Permian Basin Royalty Trust—Waddell Ranch) from Southland Royalty Company (now Burlington Resources Oil & Gas Company LP) to The First National Bank of Fort Worth (now Bank of America, N.A.), as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit (4)(c) to the Trust’s Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980 is incorporated herein by reference.

10.1	Registration Rights Agreement dated as of July 21, 2004 by and between Burlington Resources, Inc. and Bank of America, N.A., as trustee of Permian Basin Royalty Trust, heretofore filed as Exhibit 10.1 to the Trust’s Quarterly Report on Form 10-Q to the Securities and Exchange Commission for the quarterly period ended June 30, 2004 is incorporated herein by reference.

10.2	Underwriting Agreement dated December 15, 2005 among the Permian Basin Royalty Trust, Burlington Resources, Inc., Burlington Resources Oil & Gas L.P. and Lehman Brothers Inc. and Wachovia Capital Markets, LLC as representatives of the several underwriters, heretofore filed as Exhibit 10.1 to the Trust’s current report on Form 8-K to the Securities and Exchange Commission filed on December 19, 2005, is incorporated herein by reference.

10.3	Underwriting Agreement dated August 2, 2005 among the Permian Basin Royalty Trust, Burlington Resources, Inc., Burlington Resources Oil & Gas L.P. and Goldman Sachs & Co. and Lehman Brothers Inc. as representatives of the several underwriters, heretofore filed as Exhibit 10.1 to the Trust’s current report on Form 8-K to the Securities and Exchange Commission filed on August 8, 2005, is incorporated herein by reference.

10.4	Underwriting Agreement dated August 17, 2006, among Permian Basin Royalty Trust, ConocoPhillips, Burlington Resources Oil & Gas Company LP and Lehman Brothers Inc. and Wachovia Capital Markets, LLC as representatives of the several underwriters heretofore filed as Exhibit 10.1 to the Trust’s current report on Form 8-K to the Securities and Exchange Commission filed on August 22, 2006, is incorporated herein by reference.

31.1	Certification by Ron E. Hooper, Senior Vice President and Trust Administrator of Bank of America, Trustee of Permian Basin Royalty Trust, dated May 10, 2012 and submitted pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate by Bank of America, Trustee of Permian Basin Royalty Trust, dated May 10, 2012 and submitted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

BANK OF AMERICA, N.A., TRUSTEE FOR THE PERMIAN BASIN ROYALTY TRUST

By:	/s/ RON E. HOOPER
Ron E. Hooper, Senior Vice President and Trust Administrator Bank of America, N.A.

Date: May 10, 2012

(The Trust has no directors or executive officers.)

INDEX TO EXHIBITS

Exhibit Number	Exhibit

4.1	Permian Basin Royalty Trust Indenture dated November 3, 1980, between Southland Royalty Company (now Burlington Resources Oil & Gas Company LP) and The First National Bank of Fort Worth (now Bank of America, N.A.), as Trustee, heretofore filed as Exhibit (4)(a) to the Trust’s Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980 is incorporated herein by reference.*

4.2	Net Overriding Royalty Conveyance (Permian Basin Royalty Trust) from Southland Royalty Company (now Burlington Resources Oil & Gas Company LP) to The First National Bank of Fort Worth (now Bank of America, N.A.), as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit (4)(b) to the Trust’s Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980 is incorporated herein by reference.*

4.3	Net Overriding Royalty Conveyance (Permian Basin Royalty Trust – Waddell Ranch) from Southland Royalty Company (now Burlington Resources Oil & Gas Company LP) to The First National Bank of Fort Worth (now Bank of America, N.A.), as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit (4)(c) to the Trust’s Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980 is incorporated herein by reference.*

10.1	Registration Rights Agreement dated as of July 21, 2004 by and between Burlington Resources, Inc. and Bank of America, N.A., as trustee of Permian Basin Royalty Trust, heretofore filed as Exhibit 10.1 to the Trust’s Quarterly Report on Form 10-Q to the Securities and Exchange Commission for the quarterly period ended June 30, 2004 is incorporated herein by reference.*

10.2	Underwriting Agreement dated December 15, 2005 among the Permian Basin Royalty Trust, Burlington Resources, Inc., Burlington Resources Oil & Gas L.P. and Lehman Brothers Inc. and Wachovia Capital Markets, LLC as representatives of the several underwriters, heretofore filed as Exhibit 10.1 to the Trust’s current report on Form 8-K to the Securities and Exchange Commission filed on December 19, 2005, is incorporated herein by reference.*

10.3	Underwriting Agreement dated August 2, 2005 among the Permian Basin Royalty Trust, Burlington Resources, Inc., Burlington Resources Oil & Gas L.P. and Goldman Sachs & Co. and Lehman Brothers Inc. as representatives of the several underwriters, heretofore filed as Exhibit 10.1 to the Trust’s current report on Form 8-K to the Securities and Exchange Commission filed on August 8, 2005, is incorporated herein by reference.*

10.4	Underwriting Agreement dated August 17, 2006, among Permian Basin Royalty Trust, ConocoPhillips, Burlington Resources Oil & Gas Company LP and Lehman Brothers Inc. and Wachovia Capital Markets, LLC as representatives of the several underwriters heretofore filed as Exhibit 10.1 to the Trust’s current report on Form 8-K to the Securities and Exchange Commission filed on August 22, 2006, is incorporated herein by reference.*

31.1	Certification by Ron E. Hooper, Senior Vice President and Trust Administrator of Bank of America, Trustee of Permian Basin Royalty Trust, dated May 10, 2012 and submitted pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate by Bank of America, Trustee of Permian Basin Royalty Trust, dated May 10, 2012 and submitted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

*	A copy of this Exhibit is available to any Unit holder, at the actual cost of reproduction, upon written request to the Trustee, U.S. Trust, Bank of America Private Wealth Management, 901 Main Street, Dallas, Texas 75202.