Form 10-Q
period 2012-06-30
PERMIAN BASIN ROYALTY TRUST
filed 2012-08-08
CIK 319654

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period ended June 30, 2012

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

Number of Units of beneficial interest of the Trust outstanding at August 8, 2012: 46,608,796.

PERMIAN BASIN ROYALTY TRUST

PART I - FINANCIAL INFORMATION

Item1. Financial Statements

The condensed financial statements included herein have been prepared by Bank of America, N.A. as Trustee for the Permian Basin Royalty Trust, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements and notes thereto be read in conjunction with the financial statements and the notes thereto included in the Trust’s latest annual report on Form 10-K. In the opinion of the Trustee, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the assets, liabilities and trust corpus of the Permian Basin Royalty Trust at June 30, 2012, the distributable income for the three-month and six-month periods ended June 30, 2012 and 2011 and the changes in trust corpus for the six-month periods ended June 30, 2012 and 2011, have been included. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

The condensed financial statements as of June 30, 2012, and for the three-month and six-month periods ended June 30, 2012 and 2011, included herein, have been reviewed by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report appearing herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Unit Holders of Permian Basin Royalty Trust and

Bank of America, N.A., Trustee

Dallas, Texas

We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of Permian Basin Royalty Trust (the “Trust”) as of June 30, 2012, and the related condensed statements of distributable income for the three-month and six-month periods ended June 30, 2012 and 2011 and changes in trust corpus for the six-month periods ended June 30, 2012 and 2011. These condensed interim financial statements are the responsibility of the Trustee.

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

As described in Note 2 to the condensed financial statements, these condensed interim financial statements have been prepared on a modified cash basis of accounting, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America.

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

/s/ Deloitte & Touche LLP

Dallas, Texas

August 8, 2012

PERMIAN BASIN ROYALTY TRUST

CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS (UNAUDITED)

	June 30, 2012	December 31, 2011
ASSETS

Cash and short-term investments	$4,060,709	$4,727,946

Net overriding royalty interests in producing oil and gas properties (net of accumulated amortization of $10,123,940 and $10,083,640 at June 30, 2012 and December 31, 2011, respectively)	851,276	891,576

TOTAL ASSETS	$4,911,985	$5,619,522

LIABILITIES AND TRUST CORPUS

Distribution payable to Unit holders	$4,060,709	$4,727,946

Commitments and contingencies (Note 6)	—	—

Trust corpus - 46,608,796 Units of beneficial interest authorized and outstanding	851,276	891,576

TOTAL LIABILITIES AND TRUST CORPUS	$4,911,985	$5,619,522

The accompanying notes to condensed financial statements are an integral part of these statements.

PERMIAN BASIN ROYALTY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

	THREE MONTHS ENDED June 30, 2012	THREE MONTHS ENDED June 30, 2011
Royalty income	$16,142,279	$18,398,691
Interest income	149	165

	16,142,428	18,398,856

General and administrative expenditures	(485,146)	(502,935)

Distributable income	$15,657,282	$17,895,921

Distributable income per Unit (46,608,796 Units)	$.34	$.38

The accompanying notes to condensed financial statements are an integral part of these statements.

PERMIAN BASIN ROYALTY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

	SIX MONTHS ENDED June 30, 2012	SIX MONTHS ENDED June 30, 2011
Royalty income	$36,563,959	$35,196,974
Interest income	535	364

	36,564,494	35,197,338

General and administrative expenditures	(810,743)	(842,452)

Distributable income	$35,753,751	$34,354,886

Distributable income per Unit (46,608,796 Units)	$.77	$.74

The accompanying notes to condensed financial statements are an integral part of these statements.

PERMIAN BASIN ROYALTY TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

	SIX MONTHS ENDED June 30, 2012	SIX MONTHS ENDED June 30, 2011
Trust corpus, beginning of period	$891,576	$971,207

Amortization of net overriding royalty interests	(40,300)	(43,454)
Distributable income	35,753,751	34,354,886
Distributions declared	(35,753,751)	(34,354,886)

Total Trust Corpus, end of period	$851,276	$927,753

Distributions per Unit	$.77	$.74

The accompanying notes to condensed financial statements are an integral part of these statements.

PERMIAN BASIN ROYALTY TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1.	TRUST ORGANIZATION AND PROVISIONS

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

The terms of the Trust Indenture provide, among other things, that:

•	the Trust shall not engage in any business or commercial activity of any kind or acquire any assets other than those initially conveyed to the Trust;

•	the Trustee may not sell all or any part of the Royalties unless approved by holders of 75% of all Units outstanding in which case the sale must be for cash and the proceeds promptly distributed;

•	the Trustee may establish a cash reserve for the payment of any liability which is contingent or uncertain in amount;

•	the Trustee is authorized to borrow funds to pay liabilities of the Trust; and

•	the Trustee will make monthly cash distributions to Unit holders (see Note 3 to condensed financial statements).

2.	ACCOUNTING POLICIES

The financial statements of the Trust are prepared on the following basis:

•	Royalty income recorded for a month is the amount computed and paid to the Trustee as Trustee for the Trust by the interest owners. Royalty income consists of the amounts received by the owners of the interest burdened by the Royalties from the sale of production less accrued production costs, development and drilling costs, applicable taxes, operating charges and other costs and deductions multiplied by 75% in the case of the Waddell Ranch properties and 95% in the case of the Texas Royalty properties.

•	Trust expenses, consisting principally of routine general and administrative costs, recorded are based on liabilities paid and cash reserves established out of cash received or borrowed funds for liabilities and contingencies.

•	Distributions to Unit holders are recorded when declared by the Trustee.

•	Royalty income is computed separately for each of the conveyances under which the Royalties were conveyed to the Trust. If monthly costs exceed revenues for any conveyance (“excess costs”), such excess costs cannot reduce royalty income from other conveyances, but is carried forward with accrued interest to be recovered from future net proceeds of that conveyance.

•	Royalties that are producing properties are amortized using the unit-of-production method. This amortization is shown as a reduction of Trust corpus.

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

Impairment

The Trustee routinely reviews its royalty interests in oil and gas properties for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If an impairment event occurs and it is determined that the carrying value of the Trust’s royalty interests may not be recoverable, an impairment will be recognized as measured by the amount by which the carrying amount of the royalty interests exceeds the fair value of these assets, which would likely be measured by discounting projected cash flows. There is no impairment of the assets as of June 30, 2012.

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

The Royalties constitute “economic interests” in oil and gas properties for federal income tax purposes. Unit holders must report their share of the revenues from the Royalties as ordinary income from oil and gas royalties and are entitled to claim depletion with respect to such income. During the second quarter of 2012, the Trust also incurred administration expenses and earned interest income on funds held for distribution and for the cash reserve maintained for the payment of contingent and future obligations of the Trust.

The Trust has on file technical advice memoranda confirming the tax treatment described above.

The classification of the Trust’s income for purposes of the passive loss rules may be important to a Unit holder. Royalty income generally is treated as portfolio income and does not offset passive losses.

Some Trust Units are held by middlemen, as such term is broadly defined in U.S. Treasury Regulations (and includes custodians, nominees, certain joint owners, and brokers holding an interest for a customer in street name, collectively referred to herein as “middlemen”). Therefore, the Trustee considers the Trust to be a non-mortgage widely held fixed investment trust (“WHFIT”) for U.S. federal income tax purposes. U.S. Trust, Bank of America Private Wealth Management, EIN: 56-0906609, 901 Main Street, 17th Floor, Dallas, Texas 75202, telephone number (214) 209-2400, email address trustee@pbt-permianbasintrust.com, is the representative of the Trust that will provide tax information in accordance with applicable U.S. Treasury Regulations governing the information reporting requirements of the Trust as a WHFIT. Tax information is also posted by the Trustee at www.pbt-permianbasintrust.com. Notwithstanding the foregoing, the middlemen holding Trust Units on behalf of Unit holders, and not the Trustee of the Trust, are solely responsible for complying with the information reporting requirements under the U.S. Treasury Regulations with respect to such Trust Units, including the issuance of IRS Forms 1099 and certain written tax statements. Unit holders whose Trust Units are held by middlemen should consult with such middlemen regarding the information that will be reported to them by the middlemen with respect to the Trust Units.

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

Unit holders should consult their tax advisors regarding state tax requirements, if any, applicable to such Unit holder’s ownership of Trust units.

6.	COMMITMENTS AND CONTINGENCIES

Contingencies related to the Underlying Properties that are unfavorably resolved would generally be reflected by the Trust as reductions to future royalty income payments to the Trust with corresponding reductions to cash distributions to Unit holders.

On May 2, 2011, ConocoPhillips, as the parent company of BROG, the operator of the Waddell Ranch properties, notified the Trustee that as a result of inaccuracies in ConocoPhillips’ accounting and record keeping relating to the Trust’s interest in proceeds from the gas plant production since January 2007 ConocoPhillips overpaid the Trust approximately $5.9 million initially. ConocoPhillips informed the Trustee on September 20, 2011 that it was withholding $4,068,067 (all of the Waddell Ranch portion of the September 2011 proceeds, which would be reflective of July 2011 production, of approximately 29,796 bbls of oil and 180,425 mcf of gas) in order to recoup this overpayment. This affected the Trust’s distribution declared September 20, 2011 and paid October 17, 2011. ConocoPhillips also withheld $474,480 from the proceeds for October 2011, which ConocoPhillips has informed the Trustee completes the recoupment. ConocoPhillips has indicated that these two recoupments will satisfy the initial claim of $5.9 million. Additionally, ConocoPhillips informed the Trustee that beginning with the June 2011 distribution, proceeds to the Trust relating to the gas plant production have been adjusted to reflect ConocoPhillips’ calculation of the corrected interest. The Trustee is continuing to evaluate the matter.

7.	SUBSEQUENT EVENTS

Subsequent to June 30, 2012, the Trust declared a distribution on July 20, 2012 of $.073765 per Unit payable on August 14, 2012 to Unit holders of record on July 31, 2012.

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

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

For the quarter ended June 30, 2012 royalty income received by the Trust amounted to $16,142,279 compared to royalty income of $18,398,691 during the second quarter of 2011. The decrease in royalty income is primarily attributable to decreases in both oil and gas production and decreases in gas prices, offset by increases in oil prices.

Interest income for the quarter ended June 30, 2012, was $149 compared to $165 during the second quarter of 2011. The decrease in interest income is primarily attributable to fewer available funds for investment. General and administrative expenses during the second quarter of 2012 amounted to $485,146 compared to $502,935 during the second quarter of 2011. The decrease in general and administrative expenses can be primarily attributed to decreased professional expenses.

These transactions resulted in distributable income for the quarter ended June 30, 2012 of $15,657,282 or $.335929 per Unit of beneficial interest. Distributions of $.111279, $.137527 and $.087123 per Unit were made to Unit holders of record as of April 30, 2012, May 31, 2012 and June 29, 2012, respectively. For the second quarter of 2011, distributable income was $17,895,921, or $.383959 per Unit of beneficial interest.

Royalty income for the Trust for the second quarter of the calendar year is associated with actual oil and gas production for the period of February, March and April of 2012 from the properties from which the Trust’s net overriding royalty interests (“Royalties”) were carved. Oil and gas sales attributable to the Royalties and the properties from which the Royalties were carved are as follows:

	Second Quarter
	2012	2011
Production:
Oil sales (Bbls)	143,036	152,584
Gas sales (Mcf)	470,327	632,460

Product Sales From Which The Royalties Were Carved:
Oil:
Total oil sales (Bbls)	257,526	240,626
Average per day (Bbls)	2,861	2,704
Average price per Bbl	$98.65	$93.97

Gas:
Total gas sales (Mcf)	1,097,989	1,159,749
Average per day (Mcf)	12,200	13,031
Average price per Mcf	$6.19	$7.59

The average received price of oil increased to an average price per barrel of $98.65 per Bbl in the second quarter of 2012 compared to $93.97 per Bbl in the second quarter of 2011 due to worldwide market variables. The Trustee has been advised by ConocoPhillips that for the period of August 1, 1993, through June 30, 2012, the oil from the Waddell Ranch properties was being sold under a competitive bid to a third party. The average price of gas (including natural gas liquids) decreased from $7.59 per Mcf in the second quarter of 2011 to $6.19 per Mcf in the second quarter of 2012 due to change in overall market variables.

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

Capital expenditures for drilling, remedial and maintenance activities on the Waddell Ranch properties during the second quarter of 2012 totaled $5.6 million as compared to $1.9 million to the Trust for the second quarter of 2011. ConocoPhillips has informed the Trustee that the 2012 capital expenditures budget has been revised to $75.4 million (gross) for the Waddell Ranch properties. The total amount of capital expenditures for 2011 was $11.5 million. Through the second quarter of 2012, capital expenditures of $8.0 million (gross) have been expended.

The Trustee has been advised that there were 0 wells completed and 0 wells in progress, and 12 workover wells completed and 14 workover wells in progress, during the three months ended June 30, 2012 as compared to 1 well completed and 1 well in progress, and 3 workover wells completed and 9 workover wells in progress for the three months ended June 30, 2011 on the Waddell Ranch properties. There were 0 facility projects completed and 1 project in progress for the second quarter of 2012.

Lease operating expenses and property taxes totaled $5.4 million for the second quarter of 2012, compared to $5.1 million in the second quarter of 2011 on the Waddell Ranch properties. This increase is primarily attributable to increased costs of services.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

For the six months ended June 30, 2012, royalty income received by the Trust amounted to $36,563,959 compared to royalty income of $35,196,974 for the six months ended June 30, 2011. The increase in royalty income is primarily due to an increase in oil and gas prices in the first six months of 2012, compared to the first six months in 2011.

Interest income for the six months ended June 30, 2012 was $535 compared to $364 for the six months ended June 30, 2011. The increase in interest income is attributable primarily to more funds available to invest. General and administrative expenses for the six months ended June 30, 2012 were $810,743. During the six months ended June 30, 2011, general and administrative expenses were $842,452. The decrease in general and administrative expenses is primarily due to reduced Unit holder reporting and other professional expenses.

These transactions resulted in distributable income for the six months ended June 30, 2012 of $35,753,751, or $.767103, per Unit. For the six months ended June 30, 2011, distributable income was $34,354,886, or $.737090, per Unit.

Royalty income for the Trust for the six months ended June 30, 2012 is associated with actual oil and gas production for the period November 2011 through April 2012 from the properties from which the Royalties were carved. Oil and gas production attributable to the Royalties and the properties from which the Royalties were carved are as follows:

	Six Months Ended
	2012	2011
Royalties:
Oil sales (Bbls)	317,877	306,605
Gas sales (Mcf)	1,127,867	1,294,334

Properties From Which The Royalties Were Carved:
Oil:
Total oil sales (Bbls)	520,528	501,717
Average per day (Bbls)	2,860	2,772
Average price per Bbl	$96.95	$88.26

Gas:
Total gas sales (Mcf)	2,239,785	2,469,708
Average per day (Mcf)	12,307	13,645
Average price per Mcf	$6.91	$7.32

The average received price of oil increased during the six months ended June 30, 2012 to $96.95 per barrel compared to $88.26 per barrel for the same period in 2011. The increase in the average price of oil is primarily due to worldwide market variables. The decrease in the average price of gas (including natural gas liquids) from $7.32 per Mcf for the six months ended June 30, 2011 to $6.91 per Mcf for the six months ended June 30, 2012 is primarily the result of a decrease in the spot prices of natural gas.

Since the oil and gas sales volumes attributable to the Royalties are based on an allocation formula that is dependent on such factors as price and cost (including capital expenditures), the production amounts in the Royalties section of the above table do not provide a meaningful comparison. The oil and gas sales volumes from the properties from which the Royalties are carved have fluctuated for the applicable period of 2012 compared to 2011.

Capital expenditures for the Waddell Ranch properties for the six months ended June 30, 2012 totaled $8.0 million compared to $5.7 million net to the Trust for the same period in 2011. ConocoPhillips has previously advised the Trust that the remaining 2012 capital expenditures budget for the Waddell Ranch properties is $67.4 million (gross).

The Trustee has been advised that 0 wells were drilled and completed and 0 wells were to be completed on the Waddell Ranch properties during the six months ended June 30, 2012, as compared to 4 wells drilled and completed and 0 wells to be completed on the Waddell Ranch properties during the six months ended June 30, 2011. Approximately 12 workover wells were completed and approximately 14 workover wells were in progress as of June 30, 2012.

Lease operating expense and property taxes totaled $9.9 million for the six months ended June 30, 2012 compared to $9.6 million for the same period in 2011. The increase in lease operating expense is primarily attributable to additional spending on facilities.

Calculation of Royalty Income

The Trust’s royalty income is computed as a percentage of the net profit from the operation of the properties in which the Trust owns net overriding royalty interests. These percentages of net profits are 75% and 95% in the case of the Waddell Ranch properties and the Texas Royalty properties, respectively. Royalty income received by the Trust for the three months ended June 30, 2012 and 2011, respectively, were computed as shown in the table below:

	Three Months Ended June 30,
	2012		2011
	Waddell Ranch Properties	Texas Royalty Properties	Waddell Ranch Properties	Texas Royalty Properties
Gross proceeds of sales from the Underlying Properties
Oil proceeds	$17,300,173	$8,104,325	$15,598,929	$7,013,101
Gas proceeds	5,699,754	1,093,043	7,803,005	996,692

Total	22,999,927	9,197,368	23,401,934	8,009,793

Less:
Severance tax:
Oil	713,124	308,125	633,581	255,781
Gas	350,953	62,238	422,182	48,155
Lease operating expenses and property tax:
Oil and gas	5,376,661	420,000	5,076,209	420,000
Other	22,633	—	39,802	—
Capital expenditures	5,662,389	—	1,927,325	—

Total	12,125,760	790,363	8,099,099	723,936

Net profits	10,874,167	8,407,005	15,302,835	7,285,857
Net overriding royalty interests	75%	95%	75%	95%

Royalty income	$8,155,625	$7,986,654	$11,477,127	$6,921,564

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

Revenue Recognition

Revenues from the royalty interests are recognized in the period in which amounts are received by the Trust. Royalty income received by the Trust in a given calendar year will generally reflect the proceeds, on an entitlement basis, from natural gas produced and sold for the twelve-month period ended October 31st in that calendar year. Royalty income received by the Trust in the second quarter of 2012 generally reflects the proceeds associated with actual oil and gas production for the period of February 2012 through April 2012.

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

On May 2, 2011, ConocoPhillips, as the parent company of BROG, the operator of the Waddell Ranch properties, notified the Trustee that as a result of inaccuracies in ConocoPhillips’ accounting and record keeping relating to the Trust’s interest in proceeds from the gas plant production since January 2007 ConocoPhillips overpaid the Trust approximately $5.9 million initially. ConocoPhillips informed the Trustee on September 20, 2011 that it was withholding $4,068,067 (all of the Waddell Ranch portion of the September, 2011 proceeds, which would be reflective of July 2011 production, of approximately 29,796 bbls of oil and 180,425 mcf of gas) in order to recoup this overpayment. This affected the Trust’s distribution declared September 20, 2011 and paid October 17, 2011. ConocoPhillips also withheld $474,480 from the proceeds for October 2011, which ConocoPhillips has informed the Trustee completes the recoupment. ConocoPhillips has indicated that these two recoupments will satisfy the initial claim of $5.9 million. Additionally, ConocoPhillips informed the Trustee that beginning with the June 2011 distribution, proceeds to the Trust relating to the gas plant production have been adjusted to reflect ConocoPhillips’ calculation of the corrected interest. The Trustee is continuing to evaluate the matter.

Use of Estimates

The preparation of financial statements in conformity with the basis of accounting described above requires management to make estimates and assumptions that affect the reported amounts of certain assets, liabilities, revenues and expenses as of and for the reporting period. Actual results may differ from such estimates.

Impairment

The Trustee routinely reviews its royalty interests in oil and gas properties for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If an impairment event occurs and it is determined that the carrying value of the Trust’s royalty interests may not be recoverable, an impairment will be recognized as measured by the amount by which the carrying amount of the royalty interests exceeds the fair value of these assets, which would likely be measured by discounting projected cash flows. There is no impairment of the assets as of June 30, 2012.

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

PART II - OTHER INFORMATION

Items 1 through 5.

Not applicable.

Item 6. Exhibits

4.1	Permian Basin Royalty Trust Indenture dated November 3, 1980, between Southland Royalty Company (now Burlington Resources Oil & Gas Company LP) and The First National Bank of Fort Worth (now Bank of America, N.A.), as Trustee, heretofore filed as Exhibit (4)(a) to the Trust’s Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980 is incorporated herein by reference.

4.2	Net Overriding Royalty Conveyance (Permian Basin Royalty Trust) from Southland Royalty Company (now Burlington Resources Oil & Gas Company LP) to The First National Bank of Fort Worth (now Bank of America, N.A.), as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit (4)(b) to the Trust’s Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980 is incorporated herein by reference.

4.3	Net Overriding Royalty Conveyance (Permian Basin Royalty Trust—Waddell Ranch) from Southland Royalty Company (now Burlington Resources Oil & Gas Company LP) to The First National Bank of Fort Worth (now Bank of America, N.A.), as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit (4)(c) to the Trust’s Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980 is incorporated herein by reference.

10.1	Registration Rights Agreement dated as of July 21, 2004 by and between Burlington Resources Inc. and Bank of America, N.A., as trustee of Permian Basin Royalty Trust, heretofore filed as Exhibit 10.1 to the Trust’s Quarterly Report on Form 10-Q to the Securities and Exchange Commission for the quarterly period ended June 30, 2004 is incorporated herein by reference.

10.2	Underwriting Agreement dated December 15, 2005 among the Permian Basin Royalty Trust, Burlington Resources, Inc., Burlington Resources Oil & Gas L.P. and Lehman Brothers Inc. and Wachovia Capital Markets, LLC as representatives of the several underwriters, heretofore filed as Exhibit 10.1 to the Trust’s current report on Form 8-K to the Securities and Exchange Commission filed on December 19, 2005, is incorporated herein by reference.

10.3	Underwriting Agreement dated August 2, 2005 among the Permian Basin Royalty Trust, Burlington Resources, Inc., Burlington Resources Oil & Gas L.P. and Goldman Sachs & Co. and Lehman Brothers Inc. as representatives of the several underwriters, heretofore filed as Exhibit 10.1 to the Trust’s current report on Form 8-K to the Securities and Exchange Commission filed on August 8, 2005, is incorporated herein by reference.

10.4	Underwriting Agreement dated August 17, 2006, among Permian Basin Royalty Trust, ConocoPhillips, Burlington Resources Oil & Gas Company LP and Lehman Brothers Inc. and Wachovia Capital Markets, LLC as representatives of the several underwriters heretofore filed as Exhibit 10.1 to the Trust’s current report on Form 8-K to the Securities and Exchange Commission filed on August 22, 2006, is incorporated herein by reference.

31.1	Certification by Ron E. Hooper, Senior Vice President and Trust Administrator of Bank of America, Trustee of Permian Basin Royalty Trust, dated August 8, 2012 and submitted pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate by Bank of America, Trustee of Permian Basin Royalty Trust, dated August 8, 2012 and submitted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

BANK OF AMERICA, N.A.,

TRUSTEE FOR THE

PERMIAN BASIN ROYALTY TRUST

By: /s/ Ron E. Hooper

      Ron E. Hooper

      Senior Vice President

      Trust Administrator

Date: August 8, 2012

(The Trust has no directors or executive officers.)

INDEX TO EXHIBITS

Exhibit Number	Exhibit

4.1	Permian Basin Royalty Trust Indenture dated November 3, 1980, between Southland Royalty Company (now Burlington Resources Oil & Gas Company LP) and The First National Bank of Fort Worth (now Bank of America, N.A.), as Trustee, heretofore filed as Exhibit (4)(a) to the Trust’s Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980 is incorporated herein by reference.*

4.2	Net Overriding Royalty Conveyance (Permian Basin Royalty Trust) from Southland Royalty Company (now Burlington Resources Oil & Gas Company LP) to The First National Bank of Fort Worth (now Bank of America, N.A.), as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit (4)(b) to the Trust’s Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980 is incorporated herein by reference.*

4.3	Net Overriding Royalty Conveyance (Permian Basin Royalty Trust - Waddell Ranch) from Southland Royalty Company (now Burlington Resources Oil & Gas Company LP) to The First National Bank of Fort Worth (now Bank of America, N.A.), as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit (4)(c) to the Trust’s Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980 is incorporated herein by reference.*

10.1	Registration Rights Agreement dated as of July 21, 2004 by and between Burlington Resources Inc. and Bank of America, N.A., as trustee of Permian Basin Royalty Trust, heretofore filed as Exhibit 10.1 to the Trust’s Quarterly Report on Form 10-Q to the Securities and Exchange Commission for the quarterly period ended June 30, 2004 is incorporated herein by reference.*

10.2	Underwriting Agreement dated December 15, 2005 among the Permian Basin Royalty Trust, Burlington Resources, Inc., Burlington Resources Oil & Gas L.P. and Lehman Brothers Inc. and Wachovia Capital Markets, LLC as representatives of the several underwriters, heretofore filed as Exhibit 10.1 to the Trust’s current report on Form 8-K to the Securities and Exchange Commission filed on December 19, 2005, is incorporated herein by reference.*

10.3	Underwriting Agreement dated August 2, 2005 among the Permian Basin Royalty Trust, Burlington Resources, Inc., Burlington Resources Oil & Gas L.P. and Goldman Sachs & Co. and Lehman Brothers Inc. as representatives of the several underwriters, heretofore filed as Exhibit 10.1 to the Trust’s current report on Form 8-K to the Securities and Exchange Commission filed on August 8, 2005, is incorporated herein by reference.*

10.4	Underwriting Agreement dated August 17, 2006, among Permian Basin Royalty Trust, ConocoPhillips, Burlington Resources Oil & Gas Company LP and Lehman Brothers Inc. and Wachovia Capital Markets, LLC as representatives of the several underwriters heretofore filed as Exhibit 10.1 to the Trust’s current report on Form 8-K to the Securities and Exchange Commission filed on August 22, 2006, is incorporated herein by reference.*

31.1	Certification by Ron E. Hooper, Senior Vice President and Trust Administrator of Bank of America, Trustee of Permian Basin Royalty Trust, dated August 8, 2012 and submitted pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate by Bank of America, Trustee of Permian Basin Royalty Trust, dated August 8, 2012 and submitted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

*	A copy of this Exhibit is available to any Unit holder, at the actual cost of reproduction, upon written request to the Trustee, U.S. Trust, Bank of America Private Wealth Management, 901 Main Street, Dallas, Texas 75202.