Form 10-Q
period 2012-09-30
PERMIAN BASIN ROYALTY TRUST
filed 2012-11-07
CIK 319654

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period ended September 30, 2012

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

Number of Units of beneficial interest of the Trust outstanding at November 7, 2012: 46,608,796.

PERMIAN BASIN ROYALTY TRUST

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

The condensed financial statements included herein have been prepared by Bank of America, N.A. as Trustee for the Permian Basin Royalty Trust, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed interim financial statements and notes thereto be read in conjunction with the financial statements and the notes thereto included in the Trust’s latest annual report on Form 10-K. In the opinion of the Trustee, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the assets, liabilities and trust corpus of the Permian Basin Royalty Trust at September 30, 2012, the distributable income for the three-month and nine-month periods ended September 30, 2012 and 2011 and the changes in trust corpus for the nine-month periods ended September 30, 2012 and 2011, have been included. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

The condensed interim financial statements as of September 30, 2012, and for the three-month and nine-month periods ended September 30, 2012 and 2011, included herein, have been reviewed by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report appearing herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Unit Holders of Permian Basin Royalty Trust and

Bank of America, N.A., Trustee

Dallas, Texas

We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of Permian Basin Royalty Trust (the “Trust”) as of September 30, 2012, and the related condensed statements of distributable income for the three-month and nine-month periods ended September 30, 2012 and 2011 and changes in trust corpus for the nine-month periods ended September 30, 2012 and 2011. These condensed financial statements are the responsibility of the Trustee.

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

/s/ Deloitte & Touche LLP

Dallas, Texas November 7, 2012

PERMIAN BASIN ROYALTY TRUST

CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS (UNAUDITED)

	September 30, 2012	December 31, 2011
ASSETS

Cash and short-term investments	$2,847,723	$4,727,946

Net overriding royalty interests in producing oil and gas properties (net of accumulated amortization of $10,136,974 and $10,083,640 at September 30, 2012 and December 31, 2011, respectively)	838,242	891,576

TOTAL ASSETS	$3,685,965	$5,619,522

LIABILITIES AND TRUST CORPUS

Distribution payable to Unit holders	$2,847,723	$4,727,946

Commitments and contingencies (Note 6)	—	—

Trust corpus—46,608,796 Units of beneficial interest authorized and outstanding	838,242	891,576

TOTAL LIABILITIES AND TRUST CORPUS	$3,685,965	$5,619,522

The accompanying notes to condensed financial statements are an integral part of these statements.

PERMIAN BASIN ROYALTY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

	THREE MONTHS ENDED September 30, 2012	THREE MONTHS ENDED September 30, 2011
Royalty income	$9,120,982	$14,879,902
Interest income	112	157

	9,121,094	14,880,059

General and administrative expenditures	(167,683)	(150,178)

Distributable income	$8,953,411	$14,729,881

Distributable income per Unit (46,608,796 Units)	$.19	$.32

The accompanying notes to condensed financial statements are an integral part of these statements.

PERMIAN BASIN ROYALTY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

	NINE MONTHS ENDED September 30, 2012	NINE MONTHS ENDED September 30, 2011
Royalty income	$45,684,941	$50,076,877
Interest income	646	521

	45,685,587	50,077,398

General and administrative expenditures	(978,425)	(992,629)

Distributable income	$44,707,162	$49,084,769

Distributable income per Unit (46,608,796 Units)	$.96	$1.05

The accompanying notes to condensed financial statements are an integral part of these statements.

PERMIAN BASIN ROYALTY TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

	NINE MONTHS ENDED September 30, 2012	NINE MONTHS ENDED September 30, 2011
Trust corpus, beginning of period	$891,576	$971,207

Amortization of net overriding royalty interests	(53,334)	(60,640)
Distributable income	44,707,162	49,084,769
Distributions declared	(44,707,162)	(49,084,769)

Total Trust Corpus, end of period	$838,242	$910,567

Distributions per Unit	$.96	$1.05

The accompanying notes to condensed financial statements are an integral part of these statements.

PERMIAN BASIN ROYALTY TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1.	TRUST ORGANIZATION AND PROVISIONS

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

The terms of the Trust Indenture provide, among other things, that:

•	the Trust shall not engage in any business or commercial activity of any kind or acquire any assets other than those initially conveyed to the Trust;

•	the Trustee may not sell all or any part of the Royalties unless approved by holders of 75% of all Units outstanding in which case the sale must be for cash and the proceeds promptly distributed;

•	the Trustee may establish a cash reserve for the payment of any liability which is contingent or uncertain in amount;

•	the Trustee is authorized to borrow funds to pay liabilities of the Trust; and

•	the Trustee will make monthly cash distributions to Unit holders (see Note 3).

2.	ACCOUNTING POLICIES

The financial statements of the Trust are prepared on the following basis:

•	Royalty income recorded for a month is the amount computed and paid to the Trustee as Trustee for the Trust by the interest owners. Royalty income consists of the amounts received by the owners of the interest burdened by the Royalties from the sale of production less accrued production costs, development and drilling costs, applicable taxes, operating charges and other costs and deductions multiplied by 75% in the case of the Waddell Ranch properties and 95% in the case of the Texas Royalty properties.

•	Trust expenses, consisting principally of routine general and administrative costs, recorded are based on liabilities paid and cash reserves established out of cash received or borrowed funds for liabilities and contingencies.

•	Distributions to Unit holders are recorded when declared by the Trustee.

•	Royalty income is computed separately for each of the conveyances under which the Royalties were conveyed to the Trust. If monthly costs exceed revenues for any conveyance (“excess costs”), such excess costs cannot reduce royalty income from other conveyances, but is carried forward with accrued interest to be recovered from future net proceeds of that conveyance.

•	Royalties that are producing properties are amortized using the unit-of-production method. This amortization is shown as a reduction of Trust corpus.

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

Impairment

The Trustee routinely reviews its royalty interests in oil and gas properties for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If an impairment event occurs and it is determined that the carrying value of the Trust’s royalty interests may not be recoverable, an impairment will be recognized as measured by the amount by which the carrying amount of the royalty interests exceeds the fair value of these assets, which would likely be measured by discounting projected cash flows. There is no impairment of the assets as of September 30, 2012.

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

The Royalties constitute “economic interests” in oil and gas properties for federal income tax purposes. Unit holders must report their share of the revenues from the Royalties as ordinary income from oil and gas royalties and are entitled to claim depletion with respect to such income. During the third quarter of 2012, the Trust also incurred administration expenses and earned interest income on funds held for distribution and for the cash reserve maintained for the payment of contingent and future obligations of the Trust.

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

All revenues from the Trust are from sources within Texas, which has no individual income tax. However, Texas imposes a franchise tax at a rate of 1% on gross revenues less certain deductions, as specifically set forth in the Texas franchise tax statutes. Entities subject to tax generally include trusts and most other types of entities that provide limited liability protection, unless otherwise exempt. Trusts that receive at least 90% of their federal gross income from designated passive sources, including royalties from mineral properties and other non-operated mineral interest income, and do not receive more than 10% of their income from operating an active trade or business generally are exempt from the Texas franchise tax as “passive entities.” The Trust has been and expects to continue to be exempt from Texas franchise tax as a “passive entity.” Because the Trust should be exempt from Texas franchise tax at the Trust level as a passive entity, each Unit holder that is considered a taxable entity under the Texas franchise tax will generally be required to include its portion of Trust revenues in its own Texas franchise tax computation. This revenue is sourced to Texas under provisions of the Texas Administrative Code sourcing such income according to the principal place of business of the Trust, which is Texas.

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

Subsequent to September 30, 2012, the Trust declared a distribution on October 19, 2012 of $.074625 per Unit payable on November 15, 2012 to Unit holders of record on October 31, 2012.

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

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

For the quarter ended September 30, 2012 royalty income received by the Trust amounted to $9,120,982 compared to royalty income of $14,879,902 during the third quarter of 2011. The decrease in royalty income is primarily attributable to decreases in both oil and gas production, decreases in oil and gas prices, increased lease operating expenses and increased capital expenditures.

Interest income for the quarter ended September 30, 2012, was $112 compared to $157 during the third quarter of 2011. The decrease in interest income is primarily attributable to fewer available funds for investment.

General and administrative expenses during the third quarter of 2012 amounted to $167,683 compared to $150,178 during the third quarter of 2011. The increase in general and administrative expenses can be primarily attributed to increased professional expenses.

These transactions resulted in distributable income for the quarter ended September 30, 2012 of $8,953,411 or $.19 per Unit of beneficial interest. Distributions of $.073765, $.057232 and $.061098 per Unit were made to Unit holders of record as of July 31, 2012, August 31, 2012 and September 28, 2012, respectively. For the third quarter of 2011, distributable income was $14,729,881 or $.32 per Unit of beneficial interest.

Royalty income for the Trust for the third quarter of the calendar year is associated with actual oil and gas production for the period of May, June and July of 2012 from the properties from which the Trust’s net overriding royalty interests (“Royalties”) were carved. Oil and gas sales attributable to the Royalties and the properties from which the Royalties were carved are as follows:

	Third Quarter
	2012	2011
Royalties:
Oil sales (Bbls)	102,191	125,747
Gas sales (Mcf)	216,868	413,816

Properties From Which The Royalties Were Carved:
Oil:
Total oil sales (Bbls)	260,281	191,190
Average per day (Bbls)	2,829	2,078
Average price per Bbl	$81.88	$94.11

Gas:
Total gas sales (Mcf)	974,074	742,437
Average per day (Mcf)	10,588	8,070
Average price per Mcf	$5.13	$8.52

The average received price of oil decreased to an average price per barrel of $81.88 per Bbl in the third quarter of 2012 compared to $94.11 per Bbl in the third quarter of 2011 due to worldwide market variables. The Trustee has been advised by ConocoPhillips that for the period of August 1, 1993, through September 30, 2012, the oil from the Waddell Ranch properties was being sold under a competitive bid to a third party. The average price of gas (including natural gas liquids) decreased from $8.52 per Mcf in the third quarter of 2011 to $5.13 in the third quarter of 2012 due to change in overall market variables.

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

Capital expenditures for drilling, remedial and maintenance activities on the Waddell Ranch properties during the third quarter of 2012 totaled $9.2 million as compared to $1.9 million to the Trust for the third quarter of 2011. ConocoPhillips has informed the Trustee that the 2012 capital expenditures budget has been revised to $75.4 million (gross) for the Waddell Ranch properties. The total amount of capital expenditures for 2011 was $11.5 million. Through the third quarter of 2012, capital expenditures of $17.2 million (gross) have been expended.

The Trustee has been advised that there was 1 well completed and 2 wells in progress, and 20 workover wells completed and 10 workover wells in progress, during the three months ended September 30, 2012 as compared to 0 wells completed and 0 wells in progress, and 11 workover wells completed and 9 workover wells in progress for the three months ended September 30, 2011 on the Waddell Ranch properties. There were 0 facility projects completed and 4 projects in progress for the third quarter of 2012.

Lease operating expenses and property taxes totaled $5.2 million for the third quarter of 2012, compared to $3.2 million in the third quarter of 2011 on the Waddell Ranch properties.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

For the nine months ended September 30, 2012, royalty income received by the Trust amounted to $45,684,941 compared to royalty income of $50,076,877 for the nine months ended September 30, 2011. The decrease in royalty income is primarily due to a decrease in gas prices offset by an increase in oil prices in the first nine months of 2012, compared to the first nine months in 2011. Additionally, substantial increases in capital expenditures greatly impacted the net profits revenues to the Trust. Interest income for the nine months ended September 30, 2012 was $646 compared to $521 for the nine months ended September 30, 2011. The increase in interest income is attributable primarily to the timing of funds available to invest. General and administrative expenses for the nine months ended September 30, 2012 were $978,425. During the nine months ended September 30, 2011, general and administrative expenses were $992,629. The decrease in general and administrative expenses is primarily due to reduced Unit holder reporting and other professional expenses.

These transactions resulted in distributable income for the nine months ended September 30, 2012 of $44,707,162, or $.96, per Unit. For the nine months ended September 30, 2011, distributable income was $49,084,769, or $1.05, per Unit.

Royalty income for the Trust for the nine months ended September 30, 2012 is associated with actual oil and gas production for the period November 2011 through July 2012 from the properties from which the Royalties were carved. Oil and gas production attributable to the Royalties and the properties from which the Royalties were carved are as follows:

	Nine Months Ended
	2012	2011
Royalties:
Oil sales (Bbls)	420,065	432,352
Gas sales (Mcf)	1,344,735	1,708,150

Properties From Which The Royalties Were Carved:
Oil:
Total oil sales (Bbls)	780,809	692,907
Average per day (Bbls)	2,850	2,538
Average price per Bbl	$91.92	$89.88

Gas:
Total gas sales (Mcf)	3,213,859	3,212,146
Average per day (Mcf)	11,729	11,766
Average price per Mcf	$6.37	$7.59

The average received price of oil increased during the nine months ended September 30, 2012 to $91.92 per barrel compared to $89.88 per barrel for the same period in 2011. The increase in the average price of oil is primarily due to worldwide market variables. The decrease in the average price of gas (including natural gas liquids) from $7.59 per Mcf for the nine months ended September 30, 2011 to $6.37 per Mcf for the nine months ended September 30, 2012 is primarily the result of a decrease in the spot prices of natural gas.

Since the oil and gas sales volumes attributable to the Royalties are based on an allocation formula that is dependent on such factors as price and cost (including capital expenditures), the production amounts in the Royalties section of the above table do not provide a meaningful comparison. The oil and gas sales volumes from the properties from which the Royalties are carved have fluctuated for the applicable period of 2012 compared to 2011. Due to the 2012 drilling program of 30 workover wells, the production of both oil and gas have increased for the underlying properties.

Capital expenditures for the Waddell Ranch properties for the nine months ended September 30, 2012 totaled $17.2 million compared to $8.2 million net to the Trust for the same period in 2011. ConocoPhillips has previously advised the Trust that the remaining 2012 capital expenditures budget for the Waddell Ranch properties is $58.2 million (gross). However, due to the timing of posting of charges, this budget would be posted in early 2013.

The Trustee has been advised that 1 well was drilled and completed and 2 wells were to be completed on the Waddell Ranch properties during the nine months ended September 30, 2012, as compared to 4 wells drilled and completed and 0 wells completed on the Waddell Ranch properties during the nine months ended September 30, 2011. Approximately 42 workover wells were completed and approximately 10 workover wells were in progress as of September 30, 2012.

Lease operating expense and property taxes totaled $15 million for the nine months ended September 30, 2012 compared to $14.7 million for the same period in 2011. The increase in lease operating expense is primarily attributable to additional spending on facilities.

Calculation of Royalty Income

The Trust’s royalty income is computed as a percentage of the net profit from the operation of the properties in which the Trust owns net overriding royalty interests. These percentages of net profits are 75% and 95% in the case of the Waddell Ranch properties and the Texas Royalty properties, respectively. Royalty income received by the Trust for the three months ended September 30, 2012 and 2011, respectively, were computed as shown in the table below:

	Three Months Ended September 30,
	2012		2011
	Waddell Ranch Properties	Texas Royalty Properties	Waddell Ranch Properties	Texas Royalty Properties
Gross proceeds of sales from the Underlying Properties
Oil proceeds	$14,629,657	$6,682,631	$10,837,042	$7,156,526
Gas proceeds	4,120,451	878,391	5,037,905	1,289,581

Total	18,750,108	7,561,022	15,874,947	8,446,107

Less:
Severance tax:
Oil	605,646	249,669	445,640	273,326
Gas	248,400	24,501	263,532	62,282
Lease operating expenses and property tax:
Oil and gas	5,168,596	420,000	3,163,355	420,000
Other	19,357	—	39,848	—
Capital expenditures	9,244,812	—	1,864,001	—

Total	15,286,811	694,170	5,776,376	755,608

Net profits	3,463,297	6,866,852	10,098,571	7,690,499
Net overriding royalty interests	75%	95%	75%	95%

Royalty income	$2,597,473	$6,523,509	$7,573,928	$7,305,974

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

Revenue Recognition

Revenues from the royalty interests are recognized in the period in which amounts are received by the Trust. Royalty income received by the Trust in a given calendar year will generally reflect the proceeds, on an entitlement basis, from natural gas produced and sold for the twelve-month period ended October 31st in that calendar year. Royalty income received by the Trust in the third quarter of 2012 generally reflects the proceeds associated with actual oil and gas production for the period of May through July 2012.

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

Impairment

The Trustee routinely reviews its royalty interests in oil and gas properties for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If an impairment event occurs and it is determined that the carrying value of the Trust’s royalty interests may not be recoverable, an impairment will be recognized as measured by the amount by which the carrying amount of the royalty interests exceeds the fair value of these assets, which would likely be measured by discounting projected cash flows. There is no impairment of assets as of September 30, 2012.

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

PART II—OTHER INFORMATION

Items 1	through 5.

Not applicable.

Item 6.	Exhibits

4.1	Permian Basin Royalty Trust Indenture dated November 3, 1980, between Southland Royalty Company (now Burlington Resources Oil & Gas Company LP) and The First National Bank of Fort Worth (now Bank of America, N.A.), as Trustee, heretofore filed as Exhibit (4)(a) to the Trust’s Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980 is incorporated herein by reference.

4.2	Net Overriding Royalty Conveyance (Permian Basin Royalty Trust) from Southland Royalty Company (now Burlington Resources Oil & Gas Company LP) to The First National Bank of Fort Worth (now Bank of America, N.A.), as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit (4)(b) to the Trust’s Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980 is incorporated herein by reference.

4.3	Net Overriding Royalty Conveyance (Permian Basin Royalty Trust—Waddell Ranch) from Southland Royalty Company (now Burlington Resources Oil & Gas Company LP) to The First National Bank of Fort Worth (now Bank of America, N.A.), as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit (4)(c) to the Trust’s Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980 is incorporated herein by reference.

10.1	Registration Rights Agreement dated as of July 21, 2004 by and between Burlington Resources Inc. and Bank of America, N.A., as trustee of Permian Basin Royalty Trust, heretofore filed as Exhibit 10.1 to the Trust’s Quarterly Report on Form 10-Q to the Securities and Exchange Commission for the quarterly period ended June 30, 2004 is incorporated herein by reference.

10.2	Underwriting Agreement dated December 15, 2005 among the Permian Basin Royalty Trust, Burlington Resources, Inc., Burlington Resources Oil & Gas L.P. and Lehman Brothers Inc. and Wachovia Capital Markets, LLC as representatives of the several underwriters, heretofore filed as Exhibit 10.1 to the Trust’s current report on Form 8-K to the Securities and Exchange Commission filed on December 19, 2005, is incorporated herein by reference.

10.3	Underwriting Agreement dated August 2, 2005 among the Permian Basin Royalty Trust, Burlington Resources, Inc., Burlington Resources Oil & Gas L.P. and Goldman Sachs & Co. and Lehman Brothers Inc. as representatives of the several underwriters, heretofore filed as Exhibit 10.1 to the Trust’s current report on Form 8-K to the Securities and Exchange Commission filed on August 8, 2005, is incorporated herein by reference.

10.4	Underwriting Agreement dated August 17, 2006, among Permian Basin Royalty Trust, ConocoPhillips, Burlington Resources Oil & Gas Company LP and Lehman Brothers Inc. and Wachovia Capital Markets, LLC as representatives of the several underwriters heretofore filed as Exhibit 10.1 to the Trust’s current report on Form 8-K to the Securities and Exchange Commission filed on August 22, 2006, is incorporated herein by reference.

31.1	Certification by Ron E. Hooper, Senior Vice President and Trust Administrator of Bank of America, Trustee of Permian Basin Royalty Trust, dated November 7, 2012 and submitted pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate by Bank of America, Trustee of Permian Basin Royalty Trust, dated November 7, 2012 and submitted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

BANK OF AMERICA, N.A., TRUSTEE FOR THE PERMIAN BASIN ROYALTY TRUST

By:	/s/ Ron E. Hooper
Ron E. Hooper Senior Vice President Trust Administrator

Date: November 7, 2012

(The Trust has no directors or executive officers.)

INDEX TO EXHIBITS

Exhibit Number	Exhibit

4.1	Permian Basin Royalty Trust Indenture dated November 3, 1980, between Southland Royalty Company (now Burlington Resources Oil & Gas Company LP) and The First National Bank of Fort Worth (now Bank of America, N.A.), as Trustee, heretofore filed as Exhibit (4)(a) to the Trust’s Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980 is incorporated herein by reference.*

4.2	Net Overriding Royalty Conveyance (Permian Basin Royalty Trust) from Southland Royalty Company (now Burlington Resources Oil & Gas Company LP) to The First National Bank of Fort Worth (now Bank of America, N.A.), as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit (4)(b) to the Trust’s Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980 is incorporated herein by reference.*

4.3	Net Overriding Royalty Conveyance (Permian Basin Royalty Trust - Waddell Ranch) from Southland Royalty Company (now Burlington Resources Oil & Gas Company LP) to The First National Bank of Fort Worth (now Bank of America, N.A.), as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit (4)(c) to the Trust’s Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980 is incorporated herein by reference.*

10.1	Registration Rights Agreement dated as of July 21, 2004 by and between Burlington Resources Inc. and Bank of America, N.A., as trustee of Permian Basin Royalty Trust, heretofore filed as Exhibit 10.1 to the Trust’s Quarterly Report on Form 10-Q to the Securities and Exchange Commission for the quarterly period ended June 30, 2004 is incorporated herein by reference.*

10.2	Underwriting Agreement dated December 15, 2005 among the Permian Basin Royalty Trust, Burlington Resources, Inc., Burlington Resources Oil & Gas L.P. and Lehman Brothers Inc. and Wachovia Capital Markets, LLC as representatives of the several underwriters, heretofore filed as Exhibit 10.1 to the Trust’s current report on Form 8-K to the Securities and Exchange Commission filed on December 19, 2005, is incorporated herein by reference.*

10.3	Underwriting Agreement dated August 2, 2005 among the Permian Basin Royalty Trust, Burlington Resources, Inc., Burlington Resources Oil & Gas L.P. and Goldman Sachs & Co. and Lehman Brothers Inc. as representatives of the several underwriters, heretofore filed as Exhibit 10.1 to the Trust’s current report on Form 8-K to the Securities and Exchange Commission filed on August 8, 2005, is incorporated herein by reference.*

10.4	Underwriting Agreement dated August 17, 2006, among Permian Basin Royalty Trust, ConocoPhillips, Burlington Resources Oil & Gas Company LP and Lehman Brothers Inc. and Wachovia Capital Markets, LLC as representatives of the several underwriters heretofore filed as Exhibit 10.1 to the Trust’s current report on Form 8-K to the Securities and Exchange Commission filed on August 22, 2006, is incorporated herein by reference.*

31.1	Certification by Ron E. Hooper, Senior Vice President and Trust Administrator of Bank of America, Trustee of Permian Basin Royalty Trust, dated November 7, 2012 and submitted pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate by Bank of America, Trustee of Permian Basin Royalty Trust, dated November 7, 2012 and submitted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

*	A copy of this Exhibit is available to any Unit holder, at the actual cost of reproduction, upon written request to the Trustee, U.S. Trust, Bank of America Private Wealth Management, 901 Main Street, Dallas, Texas 75202.