Form 10-K
period 2012-12-31
PERMIAN BASIN ROYALTY TRUST
filed 2013-03-01
CIK 319654

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐         No  ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $826,840,041.04.

At February 15, 2013, there were 46,608,796 Units of Beneficial Interest of the Trust outstanding.

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

Production and development costs attributable to the Royalties are deducted in the calculation of the Trust’s share of net proceeds. Accordingly, higher or lower production and development costs will directly decrease or increase the amount received by the Trust from the Royalties. Production and development costs are impacted by increases in commodity prices, both directly, through commodity price dependent costs, such as electricity, and indirectly, as a result of demand driven increases in costs of oilfield goods and services. For example, the costs of electricity that will be included in production and development costs deducted in calculating the Trust’s share of 2013 net proceeds could increase compared to the electrical costs incurred during 2012 if higher fuel surcharges are charged by the third party electricity provider in response to any increased costs of natural gas consumed to generate the electricity. These increased costs could reduce the Trust’s share of 2013 net proceeds below the level that would exist if such costs remained at the level experienced in 2012. If production and development costs attributable to the Royalties exceed the gross proceeds related to production from the Underlying Properties, the Trust will not receive net proceeds until future proceeds from production exceed the total of the excess costs plus accrued interest during the deficit period. Development activities may not generate sufficient additional proceeds to repay the costs.

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

The Trustee must sell the Royalties if the holders of 75% or more of the Units approve the sale or vote to terminate the Trust. The Trustee must also sell the Royalties if they fail to generate net revenue for the Trust of at least $1,000,000 per year over any consecutive two-year period. Sale of all of the Royalties will terminate the Trust. The net proceeds of any sale will be distributed to the Unit holders. The sale of the remaining Royalties and the termination of the Trust will be taxable events to the Unit holders. Generally, a Unit holder will realize gain or loss equal to the difference between the amount realized on the sale and termination of the Trust and his adjusted basis in such Units. Gain or loss realized by a Unit holder who is not a dealer with respect to such Units and who has a holding period for the Units of more than one year will be treated as long-term capital gain or loss except to the extent of any depletion recapture amount, which must be treated as ordinary income. Other federal and state tax issues concerning the Trust are discussed under Note 4 and Note 7 to the Trust’s financial statements, which are included herein. Each Unit holder should consult his own tax advisor regarding Trust tax compliance matters, including federal and state tax implications concerning the sale of the Royalties and the termination of the Trust.

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

The Trust has not received any written comments from the Securities and Exchange Commission staff regarding its periodic or current reports under the Act not less than 180 days before December 31, 2012, which comments remain unresolved.

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

A production index for oil and gas properties is the number of years derived by dividing remaining reserves by current production. The production index for the Trust properties based on the reserve report prepared by independent petroleum engineers as of December 31, 2012, is approximately 12.6 years.

The following information under this Item 2 is based upon data and information, including audited computation statements, furnished to the Trustee by BROG and Riverhill Energy.

PRODUCING ACREAGE, WELLS AND DRILLING

Waddell Ranch Properties.    The net profits/overriding royalty interest in the Waddell Ranch properties is the largest asset of the Trust. The mineral interests in the Waddell Ranch, from which such net royalty interests are carved, vary from 37.5% (Trust net interest) to 50% (Trust net interest) in 78,715 gross (34,205 net) producing acres. A majority of the proved reserves are attributable to six fields: Dune, Sand Hills (Judkins), Sand Hills (McKnight), Sand Hills (Tubb), University-Waddell (Devonian) and Waddell. At December 31, 2012, the Waddell Ranch properties contained 889 gross (400 net) productive oil wells, 64 gross (30 net) productive gas wells and 177 gross (506 net) injection wells.

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

The Waddell Ranch properties are mature producing properties, and all of the major oil fields are currently being waterflooded for the purpose of facilitating enhanced recovery. Proved reserves and estimated future net revenues attributable to the properties are included in the reserve reports summarized below. BROG does not own the full working interest in any of the tracts constituting the Waddell Ranch properties and, therefore, implementation of any development programs will require approvals of other working interest holders as well as BROG. In addition, implementation of any development programs will be dependent upon oil and gas prices currently being received and anticipated to be received in the future. There were 2 (gross) drill wells completed on the Waddell Ranch properties during 2012. At December 31, 2012, there were 3 horizontal drill wells yet to be completed, no workovers in progress and 49 completed workover wells on the Waddell Ranch properties. In addition, a waterflood expansion project undertaken during 2012 on the Waddell Ranch properties included 2 new drill producing wells, 1 new drill injector well, 7 new conversion wells, 5 producing workover wells and 5 injector well workovers completed by December 31, 2012. There were 4 gross wells drilled and completed on the Waddell Ranch properties during 2011. At December 31, 2011 there were no drill wells and 13 workovers in progress on the Waddell Ranch properties. There was 1 gross well drilled and completed on the Waddell Ranch properties during 2010. At December 31, 2010 there were 4 drill wells and 5 workovers in progress on the Waddell Ranch properties.

BROG has advised the Trustee that the total amount of capital expenditures for 2012 with regard to the Waddell Ranch properties totaled $65.8 million (gross). Capital expenditures include the cost of remedial and maintenance activities. This amount spent is approximately $9.1 million less than the budgeted amount projected by BROG for 2012.

BROG has advised the Trustee that the capital expenditures budget for 2013 totals approximately $93.9 million, of which approximately $35.5 million (gross) is attributable to the 2013 drilling program, $36 million (gross) to workovers and recompletions, and $15.4 million (gross) to facilities. The remaining $7 million is attributable to final completion of the projects included in the 2012 budget. Accordingly, there is a 28% increase in capital expenditures for 2013 as compared with the 2012 capital expenditures. The major reason for the variance is the increase in the number of planned capital recompletions, addition of a drilling program, an increased level of facility work and the remaining completion of the water flood and horizontal drilling program from the 2012 budget. There will be 24 vertical wells ($17.4 million net), 48 recompletions ($16.6 million net), facilities and base capital project costs of $6.7 million (net) and carryover costs of $2.7 million (net) in 2013 for the completion of projects included in the 2012 budget as compared to 5 new drill wells, 1 injector well, 1 waterflood expansion project and 49 completed workover wells in 2012.

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

Well Count and Acreage Summary.    The following table shows as of December 31, 2012, the gross and net producing wells and acres for the BROG interests. The net wells and acres are determined by multiplying the gross wells or acres by the BROG interests owner’s working interest in the wells or acres. Similar information is not available for the Riverhill Energy interests. There is no undeveloped acreage on the Waddell Ranch properties.

	Number of Wells		Acres
	Gross	Net	Gross	Net
BROG Interests	1,130	506	76,922	33,246

OIL AND GAS PRODUCTION

The Trust recognizes production during the month in which the related distribution is received. Production of oil and gas attributable to the Royalties and the Underlying Properties, the related average sales prices and the average production cost per unit of production attributable to the Underlying Properties for the three years ended December 31, 2012, excluding portions attributable to the adjustments discussed below, were as follows:

	Waddell Ranch Properties			Texas Royalty Properties			Total
	2012	2011	2010	2012	2011	2010	2012	2011	2010
Royalties:
Production
Oil (barrels)	205,377	293,983	369,392	311,066	277,315	280,410	516,443	571,298	649,802
Gas (Mcf)	1,111,166	1,762,003	2,456,261	443,408	410,151	458,162	1,554,574	2,172,154	2,914,423
Underlying Properties:
Production
Oil (barrels)	716,439	639,963	705,266	327,436	311,698	314,118	1,043,875	951,661	1,019,384
Gas (Mcf)	3,733,630	3,830,913	4,715,917	467,800	462,179	513,901	4,201,430	4,293,092	5,229,918
Average Sales Price
Oil/barrel	$94.49	$88.41	$73.30	$91.48	$89.11	$74.02	$92.68	$88.75	$73.61
Gas/Mcf	6.32	7.43	6.63	8.90	10.38	8.87	7.05	7.98	6.98
Average Production Cost
Oil/barrel	$25.74	$24.22	$20.09	$8.04	$8.59	$6.49	$20.19	$19.10	$15.88
Gas/Mcf	1.66	2.08	1.89	.75	1.18	.98	1.56	1.98	1.80

Since the oil and gas sales attributable to the Royalties are based on an allocation formula that is dependent on such factors as price and cost (including capital expenditures), production amounts do not necessarily provide a meaningful comparison.

Waddell Ranch properties lease operating expense for 2012 was $20,605,025 (gross) and $15,453,769 (net). The lease operating expense increased 5.4% from 2011 to 2012 primarily because of increased prices, unusually high amount of road repairs and transition costs. Waddell Ranch lifting cost on a barrel of oil equivalent (BOE) basis was $20.30/bbl as compared to $13.85 in 2011 and $11.56 in 2010.

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

“Estimated future net revenues” are computed by applying average prices during the 12-month period prior to fiscal year-end determined as an unweighted arithmetic average of the first-day-of-the- month benchmark price for each month within such period, unless prices are defined by contractual arrangements, excluding escalations based upon future conditions to estimated future production of proved oil and gas reserves as of the date of the latest balance sheet presented, less estimated future expenditures (based on current costs) to be incurred in developing and producing the proved reserves, and assuming continuation of existing economic conditions. “Estimated future net revenues” are sometimes referred to herein as estimated future net cash flows.

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

Cawley, Gillespie & Associates, Inc.’s reports are attached as exhibits to this Form 10-K. The following table presents a reconciliation of proved reserve quantities from January 1, 2010 through December 31, 2012 (in thousands):

	Waddell Ranch Properties		Texas Royalty Properties		Total
	Oil (Bbls)	Gas (Mcf)	Oil (Bbls)	Gas (Mcf)	Oil (Bbls)	Gas (Mcf)
January 1, 2010	2,349	13,165	3,146	5,237	5,495	18,402
Extensions, discoveries, and other additions	121	236	—	—	121	236
Revisions of previous estimates	876	5,947	335	789	1,211	6,736
Production	(369)	(2,456)	(280)	(458)	(649)	(2,914)

December 31, 2010	2,977	16,892	3,201	5,568	6,178	22,460
Extensions, discoveries, and other additions	213	1,956	—	—	213	1,956
Revisions of previous estimates	237	(415)	175	(431)	412	(846)
Production	(324)	(1,942)	(277)	(410)	(601)	(2,352)

December 31, 2011	3,103	16,491	3,099	4,727	6,202	21,218
Extensions, discoveries, and other additions	294	1,424	—	—	294	1,424
Revisions of previous estimates	(36)	(1,960)	468	(882)	432	(2,842)
Production	(205)	(1,104)	(294)	(420)	(499)	(1,524)
December 31, 2012	3,156	14,851	3,273	3,425	6,429	18,276

Estimated quantities of proved reserves and net cash flow as of December 31, 2012 are as follows:

	Waddell Ranch Properties
	Oil (Mstb)	Gas (Mcf)	Net Cash Flow, M$	10% Disc. Cash Flow, M$
Proved Developed Producing	2,544	12,146	$284,616	$180,571
Proved Developed Non-Producing	305	1,277	$33,147	$11,410

Proved Developed	2,849	13,423	$317,763	$181,981
Proved Undeveloped	307	1,428	$34,193	$11,579

Total Proved	3,156	14,851	$351,956	$203,560

	Texas Royalty Properties
	Oil (Mstb)	Gas (Mcf)	Net Cash Flow, M$	10% Disc. Cash Flow, M$
Proved Developed Producing	3,273	3,425	$310,577	$150,500
Proved Developed	3,273	3,425	$310,577	$150,500

Total Proved	3,273	3,425	$310,577	$150,500

	Total Waddell Ranch Plus Texas Royalty Properties
	Oil (Mstb)	Gas (Mcf)	Net Cash Flow, M$	10% Disc. Cash Flow, M$
Proved Developed Producing	5,817	15,591	$595,183	$331,071
Proved Developed Non-Producing	305	1,277	$33,147	$11,410

Proved Developed	6,122	16,848	$628,398	$343,481
Proved Undeveloped	307	1,428	$34,193	$11,579

Total Proved	6,429	18,276	$662,533	$354,060

Estimated quantities of proved developed reserves of oil and gas as of the dates indicated were as follows (in thousands):

	Oil (Barrels)	Gas (Mcf)
Proved Developed Reserves:
January 1, 2010	5,429	18,220
December 31, 2010	6,160	22,422
December 31, 2011	6,150	21,204
December 31, 2012	6,429	18,276

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

The 2012, 2011 and 2010 change in the standardized measure of discounted future net cash revenues related to future royalty income from proved reserves attributable to the Royalties discounted at 10% is as follows (in thousands):

	Waddel Ranch Properties			Texas Royalty Properties			Total
	2012	2011	2010	2012	2011	2010	2012	2011	2010
January 1	$226,740	$192,014	$116,258	$153,621	$132,312	$94,949	$380,361	$324,326	$211,207
Extensions, discoveries, and other additions	11,054	16,878	5,230	0	0	0	11,054	16,878	5,230
Accretion of discount	22,674	19,201	11,626	15,362	13,231	9,495	38,036	32,432	21,121
Revisions of previous estimates and other	(31,229)	35,508	100,396	10,969	35,799	51,637	(20,260)	71,307	152,033
Royalty income	(25,679)	(36,861)	(41,496)	(29,452)	(27,721)	(23,769)	(55,131)	(64,582)	(65,265)

December 31	$203,560	$226,740	$192,014	$150,500	$153,621	$132,312	$354,060	$380,361	$324,326

Average oil and gas prices of $94.71 per barrel and $2.75 per Mcf were used to determine the estimated future net revenues from both the Waddell Ranch properties and the Texas Royalty properties, respectively, at December 31, 2012. The downward revisions of both reserves and discounted future net cash flows for the Waddell Ranch properties and the Texas Royalty properties are primarily due to increased capital expenditures and a decline in the price of gas offset by stronger pricing for oil.

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

Average oil and gas prices of $79.43 per barrel and $4.37 per Mcf were used to determine the estimated future net revenues from the Waddell Ranch properties and the Texas Royalty properties, respectively, at December 31, 2010. The upward revisions of both reserves and discounted future net cash flows for the Waddell Ranch properties and the Texas Royalty properties were primarily due to stronger pricing for oil and gas compared to 2009.

The following presents estimated future net revenue and the present value of estimated future net revenue attributable to the Royalties, for each of the years ended December 31, 2012, 2011 and 2010 (in thousands):

	2012		2011		2010
	Estimated Future Net Revenue	Present Value at 10%	Estimated Future Net Revenue	Present Value at 10%	Estimated Future Net Revenue	Present Value at 10%
Total Proved
Waddell Ranch properties	$351,956	$203,560	$388,025	$226,740	$319,363	$192,014
Texas Royalty properties	310,577	150,500	318,140	153,621	278,510	132,312

Total	$662,533	$354,060	$706,165	$380,361	$597,873	$324,326

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

Environmental Regulation

Companies in the oil and gas industry are subject to stringent and complex federal, state and local laws and regulations governing the health and safety aspects of oil and gas operations, the management and discharge of materials into the environment, or otherwise relating to environmental protection. Those laws and regulations may impose numerous obligations that are applicable to the operations of the Underlying Properties, including the acquisition of a permit before conducting drilling or underground injection activities; the restriction on the types, quantities and concentrations of materials that can be released into the environment; the limitation or prohibition of drilling activities on certain lands lying within wilderness, wetlands and other protected areas; the application of specific health and safety criteria addressing worker protection; and the imposition of substantial liabilities for pollution resulting from operations including waste generation, air emissions, water discharges and current and historical waste disposal practices. Failure to comply with these laws and regulations may result in the assessment of administrative, civil or criminal penalties; the imposition of investigatory or remedial obligations; and the issuance of injunctions limiting or preventing some or all of the operations. Under certain environmental laws and regulations, the operators of the Underlying Properties could also be subject to joint and several, strict liability for the removal or remediation of previously released materials or property contamination, in either case, whether at a drill site or a waste disposal facility, regardless of whether the operators were responsible for the release or contamination or if the operations were in compliance with all applicable laws at the time those actions were taken.

In addition, climate change is the subject of an important public policy debate and the basis for new legislation proposed by the United States Congress and certain states. Some states have adopted climate change statutes and regulations. The United States Environmental Protection Agency (the “EPA”) issued greenhouse gas monitoring and reporting regulations that went into effect January 1, 2010, and required reporting by regulated facilities by September 30, 2011 and annually thereafter. On November 30, 2010, the EPA published a final rule that sets forth reporting requirements for the petroleum and natural gas industry and requires persons that hold state drilling permits that emit 25,000 metric tons or more of carbon dioxide equivalent per year to report annually carbon dioxide, methane and nitrous oxide emissions from certain sources beginning on March 31, 2012. The deadline for the petroleum and natural gas industry sources to report their greenhouse gas emissions was extended to September of 2012.

Beyond measuring and reporting, the EPA issued an “Endangerment Finding” under Section 202(a) of the Clean Air Act, concluding that greenhouse gas pollution threatens the public health and welfare of future generations. The EPA indicated that it will use data collected through the reporting rules to decide whether to promulgate future greenhouse gas emission limits. On April 17, 2012, the EPA issued a final rule that established new source performance standards for volatile organic compounds (“VOCs”) and sulfur dioxide, an air toxics standard for major sources of oil and natural gas production, and an air toxics standard for major sources of natural gas transmission and storage. Limiting emissions of VOCs will have the co-benefit of also limiting methane, a greenhouse gas. These regulations apply to wells that are hydraulically fractured, or refractured, and to storage tanks and other equipment.

Congress and various states, including Texas, have proposed or adopted legislation regulating or requiring disclosure of the chemicals in the hydraulic fracturing fluid that is used in the drilling operation. Hydraulic fracturing has historically been regulated by state oil and natural gas commissions. The EPA, however, has asserted federal regulatory authority over certain hydraulic fracturing activities involving diesel under the Safe Drinking Water Act (the “SDWA”). The EPA has developed draft underground injection control guidance for oil and natural gas hydraulic fracturing activities using diesel fuels. A relevant issue is how the EPA will define diesel, which could cover a variety of oils that are not diesel but that have similar carbon-chain molecules.

The EPA is also conducting a congressionally mandated study on the effects of hydraulic fracturing on water at all stages in the operational cycle of harvesting natural gas, which is expected to be completed in 2014. This study is anticipated to form the basis for a comprehensive regulatory effort. The EPA study, or other studies, of hydraulic fracturing could spur initiatives to further regulate hydraulic fracturing under the SDWA or other regulatory programs. The re-election of President Obama makes such regulation of the oil and gas industry more likely.

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

Units of Beneficial Interest

Units of Beneficial Interest (“Units”) of the Trust are traded on the New York Stock Exchange with the symbol PBT. Quarterly high and low sales prices and the aggregate amount of monthly distributions paid each quarter during the Trust’s two most recent years were as follows:

	Sales Price		Distributions Paid
2012	High	Low
First Quarter	$23.25	$19.70	$.431172
Second Quarter	23.12	16.49	.335929
Third Quarter	19.40	14.51	.192095
Fourth Quarter	15.45	12.01	.199002

Total for 2012			$1.158198

2011	High	Low	Distributions Paid
First Quarter	$23.09	$19.40	$.353128
Second Quarter	22.65	19.50	.383959
Third Quarter	23.40	19.41	.316031
Fourth Quarter	20.90	18.01	.307330

Total for 2011			$1.360448

Approximately 1,224 Unit holders of record held the 46,608,796 Units of the Trust at December 31, 2012.

The Trust has no equity compensation plans and has not repurchased any Units during the period covered by this report.

Item 6.	Selected Financial Data

	For the Year Ended December 31,
	2012	2011	2010	2009	2008
Royalty income	$55,131,010	$64,582,861	$65,265,303	$38,958,112	$112,341,696
Distributable income	$53,982,501	$63,409,123	$64,116,670	$37,695,948	$111,458,507
Distributable income per Unit	$1.16	$1.36	$1.38	$.81	$2.39
Distributions per Unit	$1.16	$1.36	$1.38	$.81	$2.39
Total assets, December 31	$3,399,942	$5,619,522	$5,552,130	$6,563,134	$6,318,009

Computation of Royalty Income Received by the Trust

The Trust’s royalty income is computed as a percentage of the net profit from the operation of the properties in which the Trust owns net overriding royalty interests. The percentages of net profits are 75% and 95% in the cases of the Waddell Ranch properties and the Texas Royalty properties, respectively. Royalty income received by the Trust for the five years ended December 31, 2012, was computed as shown in the table on the next page.

	Year Ended December 31,
	2012		2011		2010		2009		2008
Gross Proceeds of Sales From the Underlying Properties:	Waddell Ranch Properties	Texas Royalty Properties	Waddell Ranch Properties	Texas Royalty Properties	Waddell Ranch Properties	Texas Royalty Properties	Waddell Ranch Properties	Texas Royalty Properties	Waddell Ranch Properties	Texas Royalty Properties
Oil Proceeds	$64,978,331	$29,826,637	$56,244,466	$27,614,845	$51,665,865	$22,993,347	$39,049,617	$16,859,369	$78,716,086	$34,112,890
Gas Proceeds	21,925,648	4,160,736	27,911,119	4,789,824	31,178,053	4,556,493	22,960,089	3,438,799	54,694,736	7,831,734

Total	86,903,979	33,987,373	84,155,585	32,404,669	82,843,918	27,549,840	62,009,706	20,298,168	133,410,822	41,944,624

Less:
Severance Tax
Oil	2,688,534	1,088,059	2,302,526	1,018,930	2,006,922	687,170	1,414,303	603,461	3,365,962	1,301,428
Gas	1,242,516	121,940	1,474,315	257,307	1,557,553	241,242	1,255,967	201,144	3,172,496	511,315
Other	86,415	0	205,476	0	243,369	0	167,488	0	290,737	0
Lease Operating Expense and Property Tax Oil and Gas	20,605,025	1,775,125	19,542,466	1,948,037	19,497,914	1,600,936	18,110,701	1,817,998	16,766,553	1,352,645
Capital Expenditures	28,032,985	—	11,482,154	—	4,210,379	—	11,506,147	—	9,146,511	—

Total	52,665,476	2,985,124	35,006,937	3,224,274	27,516,137	2,529,348	32,454,606	2,622,603	32,742,259	3,165,388

Net Profits	$34,238,503	$31,002,249	$49,148,648	$29,180,395	$55,327,781	$25,020,492	$29,555,100	$17,675,565	$100,668,563	$38,779,236
Net Overriding Royalty Interest	75%	95%	75%	95%	75%	95%	75%	95%	75%	95%

Total Royalty Income for Distribution	$25,678,876	$29,452,134	$36,861,486	$27,721,375	$41,495,836	$23,769,467	$22,166,325	$16,791,787	$75,501,422	$36,840,274

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

Trustee’s Discussion and Analysis for the Three-Year Period Ended December 31, 2012

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

Results of Operations

Royalty income received by the Trust for the three-year period ended December 31, 2012, is reported in the following table:

	Year Ended December 31,
Royalties	2012	2011	2010
Total Revenue	$55,131,010	$64,582,861	$65,265,303
	100%	100%	100%
Oil Revenue	44,435,232	48,148,810	45,950,791
	81%	75%	70%
Gas Revenue	10,695,778	16,434,051	19,314,512
	19%	25%	30%
Total Revenue/Unit	$1.182846	$1.385636	$1.400279

Royalty income of the Trust for the calendar year is associated with actual oil and gas production for the period November of the prior year through October of the current year. Oil and gas sales for 2012, 2011 and 2010 for the Royalties and the Underlying Properties, excluding portions attributable to the adjustments discussed hereafter, are presented in the following table:

	Year Ended December 31,
Royalties	2012	2011	2010
Oil Sales (Bbls)	516,443	571,298	649,802
Gas Sales (Mcf)	1,554,574	2,172,154	2,914,423
Underlying Properties
Oil
Total Oil Sales (Bbls)	1,043,875	951,661	1,019,384
Average Per Day (Bbls)	2,852	2,607	2,637
Average Price/Bbl	$90.82	$88.12	$73.24
Gas
Total Gas Sales (Mcf)	4,201,430	4,293,092	5,229,818
Average Per Day (Mcf)	11,479	11,762	13,816
Average Price/Mcf	$6.06	$7.62	$6.83

The average price of oil increased to $90.82 per barrel in 2012, up from $88.12 per barrel in 2011. The average price of oil in 2010 was $73.24 per barrel. In addition, the average price of gas decreased from $7.62 per Mcf in 2011 to $6.06 per Mcf in 2012. The average price of gas in 2010 was $6.83 per Mcf. Oil prices have increased primarily because of world market conditions. Higher demand as a result of the ending of the U.S. recession and a slow growing global economy have caused crude oil prices to rise since the second half of 2009. Oil prices are expected to remain volatile. Decreased domestic demand for gas and an over supply of domestic gas have decreased the base price for gas. However, gas liquids values remain stronger and keep the prices of gas stronger.

Subsequent to year end, the price of both oil and gas continued to fluctuate, giving rise to a correlating adjustment of the respective standardized measure of discounted future net cash flows. As of February 15, 2013, NYMEX posted oil prices were approximately $95.99 per barrel, which compared to the posted price of $94.71 per barrel, used to calculate the worth of future net revenue of the Trust’s proved developed reserves, would result in a larger standardized measure of discounted future net cash flows for oil. As of February 15, 2013, NYMEX posted gas prices were $3.16 per million British thermal units. The use of such price, as compared to the posted price of $2.750 per million British thermal units, used to calculate the future net revenue of the Trust’s proved developed reserves would result in a larger standardized measure of discounted future net cash flows for gas.

Since the oil and gas sales attributable to the Royalties are based on an allocation formula that is dependent on such factors as price and cost (including capital expenditures), production amounts do not necessarily provide a meaningful comparison. Total oil production decreased approximately 31% from 2011 to 2012 primarily due to increased capital expenditures allocation reducing volumes attributable to the Trust. Total gas production decreased approximately 6.6% from 2010 to 2011 primarily due to a natural production decline of the properties.

On May 2, 2011, ConocoPhillips, as the parent company of BROG, the operator of the Waddell Ranch properties, notified the Trustee that as a result of inaccuracies in ConocoPhillips’ accounting and record keeping relating to the Trust’s interest in proceeds from the gas plant production since January 2007, ConocoPhillips overpaid the Trust approximately $5.9 million initially. ConocoPhillips withheld $4,068,067 (all of the Waddell Ranch portion of the September, 2011 proceeds) and $474,480 from the proceeds for October, 2011, which ConocoPhillips then informed the Trustee completes the recoupment. ConocoPhillips indicated that these two recoupments will satisfy the initial claim of $5.9 million. Beginning with the October 2012 distribution, the previous deducted proceeds to the Trust of $480,827 as of December 31, 2012 relating to the gas plant production have been reimbursed to the Trust but adjusted through the corrected gas payments and production to reflect ConocoPhillips’ calculation of the corrected interest. The Trustee is continuing to evaluate the matter.

Total capital expenditures in 2012 used in the net overriding royalty calculation were approximately $65.8 million (gross) compared to $11.48 million (gross) in 2011 and $4.2 million (gross) in 2010. The operator of the Waddell Ranch properties has informed the Trustee that, in order to halt the production decline curve and to exploit the remaining potential of the Trust’s assets more fully, a more aggressive, robust capital expenditure budget will be necessary in the future and is being pursued.

During 2012, there were 5 (gross) horizontal wells drilled on the Waddell Ranch properties with 2 such wells completed. The first completed horizontal well was completed to twelve stages of fracturization and initial production levels at 97 barrels of oil equivalent per day (BOEPD). The second completed horizontal well was completed to seven stages of fracturization and initial production levels at 145 BOEPD. The remaining three horizontal wells have not been completed but are expected to be completed in the first quarter of 2013. At December 31, 2012, there were 3 drilled horizontal wells yet to be completed. Actual costs for this program were approximately $18.9 million (gross) with approximately $7 million required to complete the three remaining horizontal wells.

Texas law requires all temporarily abandoned wells to be either worked over and recompleted to functional status or permanently plugged and abandoned within a five year time frame. The Waddell Ranch properties contain over 700 such temporarily abandoned wells. In 2012, there were 49 workover wells completed, 26 wells permanently plugged and 26 wells in progress of being plugged on the Waddell Ranch properties. The recompleted workover wells have, on average, provided a total of an additional 2,094 BOEPD. Actual costs for this program in 2012 approximated $33.5 million (gross).

A waterflood expansion program was initiated in 2012, which included 2 new producing wells, 1 new injector well, 3 reactivated workover wells, 7 conversions to injector wells, 1 workover of existing injector well and 2 workover wells into producing wells within the San Andres formation. As of December 31, this program was not completed and estimated results are not yet available. Approximate cost has been $9.8 million (gross).

The 2012 budget also called for approximately $3.5 million (gross) to be spent on facilities, infrastructure and miscellaneous expenditures. During 2012, one injector well, a salt water disposal well, was drilled and completed on the Waddell Ranch properties. Another injector well called for in the budget was cancelled.

The operator expects net actual costs to the Trust’s interest for 2012 to be approximately $28 million. Most of these expenditures have been incurred and accounted for through the distributions made from the Trust during 2012 and the first quarter of 2013.

The operator has advised the Trustee that the proposed budget for 2013 will be $93.9 million (gross) and $43.5 million (net). The 2013 budget will include amounts to be spent on 24 vertical wells, 48 wells to be worked over and completed, additional facilities and infrastructure improvements and the completion of projects begun in 2012, such as the completion of 3 horizontal wells and the completion of the waterflood project.

In 2012, lease operating expense and property taxes on the Waddell Ranch properties amounted to approximately $20.6 million. In 2011, lease operating expense and property taxes on the Waddell Ranch properties amounted to approximately $19.5 million, which amount was the same as the amount in 2010.

The Trustee has been advised by BROG that since June 2006, the oil from the Waddell Ranch has been marketed by ConocoPhillips by soliciting bids from third parties on an outright sale basis of production listed in bid packages.

During 2012, the monthly royalty receipts were invested by the Trustee until the monthly distribution date, and earned interest totaled $734. Interest income for 2011 and 2010 was $636 and $1,216, respectively.

General and administrative expenses in 2012 were $1,149,243 compared to $1,174,374 in 2011 and $1,149,849 in 2010, primarily due to timing of expenses.

Distributable income for 2012 was $53,982,501 or $1.158198 per Unit.

Distributable income for 2011 was $63,409,123 or $1.360448 per Unit.

Distributable income for 2010 was $64,116,670, or $1.375635 per Unit.

Results of the Fourth Quarters of 2012 and 2011

Royalty income received by the Trust for the fourth quarter of 2012 amounted to $9,446,069 or $.199002 per Unit. For the fourth quarter of 2011, the Trust received royalty income of $14,505,984 or $.311228 per Unit. Interest income for the fourth quarter of 2012 amounted to $88 compared to $115 for the fourth quarter of 2011. The decrease in interest income can be attributed primarily to a decrease of funds available. General and administrative expenses totaled $170,818 for the fourth quarter of 2012 compared to $181,744 for the fourth quarter of 2011. The decrease in expenses related to a decrease in professional expenses.

Royalty income for the Trust for the fourth quarter is associated with actual oil and gas production during August through October from the Underlying Properties. Oil and gas sales attributable to the Royalties and the Underlying Properties for the quarter and the comparable period for 2011 are as follows:

	Fourth Quarter
	2012	2011
Royalties
Oil Sales (Bbls)	96,375	138,946
Gas Sales (Mcf)	209,839	464,004
Underlying Properties
Total Oil Sales (Bbls)	263,067	258,754
Average Per Day (Bbls)	2,859	2,813
Average Price/Bbls	$87.54	$83.41
Total Gas Sales (Mcf)	987,571	1,080,947
Average Per Day (Mcf)	10,734	11,749
Average Price/Mcf	$5.03	$7.68

The posted price of oil increased for the fourth quarter of 2012 compared to the fourth quarter of 2011, resulting in an average price per barrel of $87.54 compared to $83.41 in the same period of 2011. The average price of gas decreased for the fourth quarter of 2012 compared to the same period in 2011, resulting in an average price per Mcf of $5.03 compared to $7.68 in the fourth quarter of 2011.

The Trustee has been advised that oil sales increased in the fourth quarter of 2012 compared to the same period in 2011 primarily due to increased production as the result of the 2012 workover program. Gas sales from the Underlying Properties decreased in the fourth quarter of 2012 compared to the same period in 2011 due to market demands.

The Trust has been advised that 2 wells were drilled and completed and 17 workover wells were recompleted during the three months ended December 31, 2012, and there were 3 wells in progress.

Use of Estimates

The preparation of financial statements in conformity with the basis of accounting described above requires management to make estimates and assumptions that affect reported amounts of certain assets, liabilities, revenues and expenses as of and for the reporting periods. Actual results may differ from such estimates.

Impairment

The Trustee routinely reviews its royalty interests in oil and gas properties for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If an impairment event occurs and it is determined that the carrying value of the Trust’s royalty interests may not be recoverable, an impairment will be recognized as measured by the amount by which the carrying amount of the royalty interests exceeds the fair value of these assets, which would likely be measured by discounting projected cash flows. There is no impairment of the assets as of December 31, 2012.

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

Tabular Disclosure of Contractual Obligations.

		Less than 1 Year	Payments Due by Period		More than 5 Years
Contractual Obligations	Total		1 - 3 Years	3 - 5 Years
Distribution payable to Unit holders	$2,573,993	$2,573,993	$0	$0	$0
Total	$2,573,993	$2,573,993	$0	$0	$0

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Unit Holders of Permian Basin Royalty Trust and

Bank of America, N.A, Trustee:

Dallas, Texas

We have audited the accompanying statements of assets, liabilities, and trust corpus of Permian Basin Royalty Trust (the “Trust”) as of December 31, 2012 and 2011, and the related statements of distributable income and changes in trust corpus for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Trustee. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As described in Note 2 to the financial statements, these financial statements have been prepared on a modified cash basis of accounting which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America.

In our opinion, such financial statements present fairly, in all material respects, the assets, liabilities and trust corpus of the Trust at December 31, 2012 and 2011, and the distributable income and changes in trust corpus for each of the three years in the period ended December 31, 2012, on the basis of accounting described in Note 2.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Trust’s internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2013 expressed an unqualified opinion on the Trustee’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Dallas, TX

March 1, 2013

PERMIAN BASIN ROYALTY TRUST

FINANCIAL STATEMENTS

STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	December 31,
	2012	2011
ASSETS
Cash and Short-term Investments	$2,573,993	$4,727,946
Net Overriding Royalty Interests in Producing Oil and Gas Properties — Net (Notes 2 and 3)	825,949	891,576

Total	$3,399,942	$5,619,522

LIABILITIES AND TRUST CORPUS
Distribution Payable to Unit Holders	$2,573,993	$4,727,946
Commitments and Contingencies (Note 8)
Trust Corpus — 46,608,796 Units of Beneficial Interest Authorized and Outstanding	825,949	891,576

Total	$3,399,942	$5,619,522

STATEMENTS OF DISTRIBUTABLE INCOME

	For the years ended December 31,
	2012	2011	2010
Royalty Income (Notes 2 and 3)	$55,131,010	$64,582,861	$65,265,303
Interest Income	734	636	1,216

	55,131,744	64,583,497	65,266,519

Expenditures — General and Administrative	1,149,243	1,174,374	1,149,849

Distributable Income	$53,982,501	$63,409,123	$64,116,670

Distributable Income per Unit (46,608,796 Units)	$1.16	$1.36	$1.38

Distributions per Unit	$1.16	$1.36	$1.38

The accompanying notes to financial statements are an integral part of these statements.

STATEMENTS OF CHANGES IN TRUST CORPUS

	For the years ended December 31,
	2012	2011	2010
Trust Corpus, Beginning of Year	$891,576	$971,207	$1,079,986
Amortization of Net Overriding Royalty Interests (Notes 2 and 3)	(65,627)	(79,631)	(108,779)
Distributable Income	53,982,501	63,409,123	64,116,670
Distributions Declared	(53,982,501)	(63,409,123)	(64,116,670)

Trust Corpus, End of Year	$825,949	$891,576	$971,207

The accompanying notes to financial statements are an integral part of these statements.

NOTES TO FINANCIAL STATEMENTS

1.	Trust Organization and Provisions

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

Burlington Resources Oil & Gas Company LP (“BROG”), a subsidiary of ConocoPhillips, is the interest owner for the Waddell Ranch properties and Riverhill Energy Corporation (“Riverhill Energy”), formerly a wholly owned subsidiary of Riverhill Capital Corporation (“Riverhill Capital”) and formerly an affiliate of Coastal Management Corporation (“CMC”), is the interest owner for the Texas Royalty properties. BROG currently conducts all field, technical and accounting operations on behalf of BROG with regard to the Waddell Ranch properties. Riverhill Energy currently conducts the accounting operations for the Texas Royalty properties.

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

Impairment

The Trustee routinely reviews its royalty interests in oil and gas properties for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If an impairment event occurs and it is determined that the carrying value of the Trust’s royalty interests may not be recoverable, an impairment will be recognized as measured by the amount by which the carrying amount of the royalty interests exceeds the fair value of these assets, which would likely be measured by discounting projected cash flows. There is no impairment of the assets as of December 31, 2012.

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

The initial carrying value of the Royalties ($10,975,216) represented Southland Royalty Company’s historical net book value at the date of the transfer to the Trust. Accumulated amortization as of December 31, 2012 and 2011 was $10,149,267 and $10,083,640, respectively.

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

Because the Trust is a grantor trust for federal tax purposes, each Unit holder is taxed directly on his proportionate share of income, deductions and credits of the Trust consistent with each such Unit holder’s taxable year and method of accounting and without regard to the taxable year or method of accounting employed by the Trust. The income of the Trust consists primarily of a specified share of the proceeds from the sale of oil and gas produced from the Underlying Properties. During 2012, the Trust also earned interest income on funds held for distribution and the cash reserve maintained for the payment of contingent and future obligations of the Trust.

The deductions of the Trust consist of severance taxes and administrative expenses. In addition, each Unit holder is entitled to depletion deductions because the Royalties constitute “economic interests” in oil and gas properties for federal income tax purposes. Each Unit holder is entitled to amortize the cost of the Units through cost depletion over the life of the Royalties or, if greater, through percentage depletion equal to 15 percent of gross income. Unlike cost depletion, percentage depletion is not limited to a Unit holder’s depletable tax basis in the Units. Rather, a Unit holder is entitled to a percentage depletion deduction as long as the applicable Underlying Properties generate gross income. Percentage depletion is allowed on proven properties acquired after October 11, 1990. For Units acquired after such date, Unit holders would normally compute both percentage depletion and cost depletion from each property and claim the larger amount as a deduction on their income tax returns. The Trustee has estimated the cost depletion for January through December 2012, and it appears that percentage depletion will exceed cost depletion for some of the Unit holders.

If a taxpayer disposes of any “Section 1254 property” (certain oil, gas, geothermal or other mineral property), and if the adjusted basis of such property includes adjustments for deductions for depletion under Section 611 of the Internal Revenue Code (the “Code”), the taxpayer generally must recapture the amount deducted for depletion as ordinary income (to the extent of gain realized on the disposition of the property). This depletion recapture rule applies to any disposition of property that was placed in service by the taxpayer after December 31, 1986. Detailed rules set forth in Sections 1.1254-1 through 1.1254-6 of the U.S. Treasury Regulations govern dispositions of property after March 13, 1995. The Internal Revenue Service likely will take the position that a Unit holder who purchases a Unit subsequent to December 31, 1986 must recapture depletion upon the disposition of that Unit.

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

Unit holders of record will continue to receive an individualized tax information letter for each of the quarters ending March 31, June 30 and September 30, 2013, and for the year ending December 31, 2013. Unit holders owning Units in nominee may obtain monthly tax information from the Trustee upon request. See discussion above regarding certain reporting requirements imposed upon middlemen under U.S. Treasury Regulations because the Trust is considered a WHIFT for federal income tax purposes.

Under current law, the highest marginal U.S. federal income tax rate applicable to ordinary income of individuals is 39.6%, and the highest marginal U.S. federal income tax rate applicable to long-term capital gains (generally, gains from the sale or exchange of certain investment assets held for more than one year) and qualified dividends of individuals is 20%. Such marginal tax rates may be effectively increased by up to 1.2% due to the phaseout of personal exemptions and the limitations on itemized deductions. The highest marginal U.S. federal income tax rate applicable to corporations is 35%, and such rate applies to both ordinary income and capital gains.

Section 1411 of the Code imposes a 3.8% Medicare tax on certain investment income earned by individuals, estates, and trusts for taxable years beginning after December 31, 2012. For these purposes, investment income generally will include a Unit holder’s allocable share of the Trust’s interest and royalty income plus the gain recognized from a sale of Trust Units. In the case of an individual, the tax is imposed on the lesser of (i) the individual’s net investment income from all investments, or (ii) the amount by which the individual’s modified adjusted gross income exceeds specified threshold levels depending on such individual’s federal income tax filing status. In the case of an estate or trust, the tax is imposed on the lesser of (i) undistributed net investment income, or (ii) the excess adjusted gross income over the dollar amount at which the highest income tax bracket applicable to an estate or trust begins.

The Tax consequences to a Unit holder of the ownership and sale of Units will depend in part on the Unit holder’s tax circumstances. Unit holders should consult their tax advisors about the federal tax consequences relating to owning the Units in the Trust.

5.	Proved Oil and Gas Reserves (Unaudited)

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

	Total
	Oil (Bbls)	Gas (Mcf)
January 1, 2010	5,495	18,402
Extensions, discoveries, and other additions	121	236
Revisions of previous estimates	1,211	6,736
Production	(649)	(2,914)

December 31, 2010	6,178	22,460
Extensions, discoveries, and other additions	213	1,956
Revisions of previous estimates	412	(846)
Production	(601)	(2,352)

December 31, 2011	6,202	21,218
Extensions, discoveries, and other additions	294	1,424
Revisions of previous estimates	432	(2,842)
Production	(499)	(1,524)

December 31, 2012	6,429	18,276

Estimated quantities of proved developed reserves of oil and gas as of the dates indicated were as follows (in thousands):

	Oil (Barrels)	Gas (Mcf)
Proved Developed Reserves:
January 1, 2010	5,429	18,220
December 31, 2010	6,160	22,422
December 31, 2011	6,202	21,218
December 31, 2012	6,429	18,276

Disclosure of a Standardized Measure of Discounted Future Net Cash Flows

The following is a summary of a standardized measure (in thousands) of discounted future net cash flows related to the Trust’s total proved oil and gas reserve quantities. Information presented is based upon valuation of proved reserves by using discounted cash flows based upon average oil and gas prices ($94.71 per bbl and $2.75 per Mcf, respectively) during the 12-month period prior to the fiscal year-end, determined as an unweighted arithmetic average of the first-day-of-the-month price for each month within such period, unless prices are defined by contractual arrangements, excluding escalations based upon future conditions and severance and ad valorem taxes, if any, and economic conditions, discounted at the required rate of 10 percent. As the Trust is not subject to taxation at the trust level, no provision for income taxes has been made in the following disclosure. Trust prices may differ from posted NYMEX prices due to differences in product quality and property location. The impact of changes in current prices on reserves could vary significantly from year to year. Accordingly, the information presented below should not be viewed as an estimate of the fair market value of the Trust’s oil and gas properties nor should it be viewed as indicative of any trends.

December 31,	2012	2011	2010
Future net cash inflows	$662,533	$706,165	$597,873
Discount of future net cash flows @ 10%	(308,473)	(325,804)	(273,547)

Standardized measure of discounted future net cash inflows	$354,060	$380,361	$324,326

The change in the standardized measure of discounted future net cash flows for the years ended December 31, 2012, 2011 and 2010 is as follows (in thousands):

	Total
	2012	2011	2010
January 1	$380,361	$324,326	$211,207
Extensions, discoveries, and other additions	11,054	16,878	5,230
Accretion of discount	38,036	32,432	21,121
Revisions of previous estimates and other	(20,260)	71,307	152,033
Royalty income	(55,131)	(64,582)	(65,265)

December 31	$354,060	$380,361	$324,326

Subsequent to year end, the price of both oil and gas continued to fluctuate, giving rise to a correlating adjustment of the respective standardized measure of discounted future net cash flows. As of February 15, 2013, NYMEX posted oil prices were approximately $95.99 per barrel, which compared to the posted price of $94.71 per barrel, used to calculate the worth of future net revenue of the Trust’s proved developed reserves, would result in a larger standardized measure of discounted future net cash flows for oil. As of February 15, 2013, NYMEX posted gas prices were $3.16 per million British thermal units. The use of such price, as compared to the posted price of $2.75 per million British thermal units, used to calculate the future net revenue of the Trust’s proved developed reserves would result in a larger standardized measure of discounted future net cash flows for gas.

6.	Quarterly Schedule of Distributable Income (Unaudited)

The following is a summary of the unaudited quarterly schedule of distributable income for the two years ended December 31, 2012 (in thousands, except per Unit amounts):

2012	Royalty Income	Distributable Income	Distributable Income and Distribution Per Unit
First Quarter	$20,422	$20,096	$.431172
Second Quarter	16,142	15,657	.335929
Third Quarter	9,121	8,953	.192095
Fourth Quarter	9,446	9,275	.199002

Total	$55,131	$53,983	$1.158198

2011	Royalty Income	Distributable Income	Distributable Income and Distribution Per Unit
First Quarter	$16,798	$16,459	$.353128
Second Quarter	18,399	17,895	.383959
Third Quarter	14,879	14,729	.316031
Fourth Quarter	14,507	14,326	.307330

Total	$64,583	$63,409	$1.360448

7.	State Tax Considerations

All revenues from the Trust are from sources within Texas, which has no individual income tax. Texas imposes a franchise tax at a rate of 1% on gross revenues less certain deductions, as specifically set forth in the Texas franchise tax statutes. Entities subject to tax generally include trusts and most other types of entities that provide limited liability protection, unless otherwise exempt. Trusts that receive at least 90% of their federal gross income from designated passive sources, including royalties from mineral properties and other non-operated mineral interest income, and do not receive more than 10% of their income from operating an active trade or business, generally are exempt from the Texas franchise tax as “passive entities.” The Trust has been and expects to continue to be exempt from Texas franchise tax as a passive entity. Because the Trust should be exempt from Texas franchise tax at the Trust level as a passive entity, each Unit holder that is considered a taxable entity under the Texas franchise tax will generally be required to include its portion of Trust revenues in its own Texas franchise tax computation. This revenue is sourced to Texas under provisions of the Texas Administrative Code providing that such income is sourced according to the principal place of business of the Trust, which is Texas.

Unit holders should consult their tax advisors regarding Trust tax compliance matters.

8.	Commitments and Contingencies

Contingencies related to the Underlying Properties that are unfavorably resolved would generally be reflected by the Trust as reductions to future royalty income payments to the Trust with corresponding reductions to cash distributions to Unit holders.

On May 2, 2011, ConocoPhillips, as the parent company of BROG, the operator of the Waddell Ranch properties, notified the Trustee that as a result of inaccuracies in ConocoPhillips’ accounting and record keeping relating to the Trust’s interest in proceeds from the gas plant production since January 2007, ConocoPhillips overpaid the Trust approximately $5.9 million initially. ConocoPhillips withheld $4,068,067 (all of the Waddell Ranch portion of the September, 2011 proceeds) and $474,480 from the proceeds for October, 2011, which ConocoPhillips then informed the Trustee completes the recoupment. ConocoPhillips indicated that these two recoupments will satisfy the initial claim of $5.9 million. Beginning with the October 2012 distribution, the previous deducted proceeds to the Trust of $480,827 as of December 31, 2012 relating to the gas plant production have been reimbursed to the Trust but adjusted through the corrected gas payments and production to reflect ConocoPhillips’ calculation of the corrected interest. The Trustee is continuing to evaluate the matter.

9.	Subsequent Events

Subsequent to December 31, 2012, the Trust declared the following distributions:

Monthly Record Date	Payment Date	Distribution per Unit
January 31, 2012	February 14, 2013	$.049757
February 28, 2013	March 14, 2013	$.035963

* * * * *

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures.

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

Changes in Internal Control over Financial Reporting

There has not been any change in the Trust’s internal control over financial reporting during the fourth quarter of 2012 that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting.

Trustee’s Report on Internal Control Over Financial Reporting

The Trustee is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Securities and Exchange Act of 1934, as amended. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with the modified cash basis of accounting. The Trustee conducted an evaluation of the effectiveness of the Trust’s internal control over financial reporting based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Trustee’s evaluation under the framework in Internal Control-Integrated Framework, the Trustee concluded that the Trust’s internal control over financial reporting was effective as of December 31, 2012. The independent registered public accounting firm of Deloitte & Touche LLP, as auditors of the statements of assets, liabilities, and trust corpus, and the related statements of distributable income and changes in trust corpus for the year ended December 31, 2012, has issued an attestation report on the Trust’s internal control over financial reporting, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Unit Holders of Permian Basin Royalty Trust and

Bank of America, N.A., Trustee

Dallas, Texas

We have audited the internal control over financial reporting of Permian Basin Royalty Trust (the “Trust”) as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Trustee is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Trustee’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Trust’s internal control over financial reporting based on our audit.

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

A trust’s internal control over financial reporting is a process designed by, or under the supervision of, the Trustee, or persons performing similar functions, and effected by the Trustee, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with the modified cash basis of accounting, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America and is described in Note 2 to the Trust’s financial statements. A trust’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the trust; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with the modified cash basis of accounting discussed above, and that receipts and expenditures of the Trust are being made only in accordance with authorizations of the Trustee; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Trust’s assets that could have a material effect on the financial statements.

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

In our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statements of assets, liabilities and trust corpus of the Trust as of December 31, 2012, and the related statements of distributable income and changes in trust corpus for the year ended December 31, 2012, which financial statements have been prepared on the modified cash basis of accounting as described in Note 2 to such financial statements, and our report dated March 1, 2013 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

Dallas, TX

March 1, 2013

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

Item 11.	Executive Compensation

During the years ended December 31, 2012, 2011 and 2010, the Trustee received total remuneration as follows:

Name of Individual or Number of Persons in Group	Cash Compensation		Year
Bank of America, N.A., Trustee	$66,063	(1)	2012
	$70,039	(1)	2011
	$62,380	(1)	2010

(1)	Under the Trust Indenture, the Trustee is entitled to an administrative fee for its administrative services, preparation of quarterly and annual statements with attention to tax and legal matters of: (i) 1/20 of 1% of the first $100 million and (ii) Trustee’s standard hourly rate in excess of 300 hours annually. The administrative fee is subject to reduction by a credit for funds provision.

COMPENSATION COMMITTEE

Because the Trust has no directors, it does not have a compensation committee, and the Trust has not engaged any consultants to provide advice or recommendations on the amount or form of compensation.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a) Security Ownership of Certain Beneficial Owners.    Based solely on a review of statements filed with the SEC pursuant to Section 13(d) or 13(g) of the Securities Exchange Act of 1934, as amended, the Trustee is not aware of any person owning beneficially more than 5% of the outstanding Units of the Trust as of December 31, 2012.

(b) Security Ownership of Management.    The Trustee does not beneficially own any securities of the Trust. In various fiduciary capacities, Bank of America, N.A. owned as of December 31, 2012, an aggregate of 1,303,017 Units with no right to vote all of these Units, shared right to vote none of these Units and sole right to vote none of these Units. Bank of America, N.A., disclaims any beneficial interests in these Units. The number of Units reflected in this paragraph includes Units held by all branches of Bank of America, N.A.

(c) Change In Control.    The Trustee knows of no arrangements which may subsequently result in a change in control of the Trust.

(d) Securities Authorized for Issuance under Equity Compensation Plans.    The Trust has no equity compensation plans.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The Trust has no directors or executive officers. See Item 11 for the remuneration received by the Trustee during the years ended December 31, 2012, 2011 and 2010 and Item 12(b) for information concerning Units owned by Bank of America, N.A. in various fiduciary capacities.

Item 14.	Principal Accounting Fees and Services.

Fees for services performed by Deloitte & Touche LLP for the years ended December 31, 2012 and 2011 are:

	2012	2011
Audit Fees	$98,000	$88,000
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—

Total	$98,000	$88,000

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

3. Exhibits

Exhibit Number		Exhibit

(4)(a)	—	Permian Basin Royalty Trust Indenture dated November 3, 1980, between Southland Royalty Company and The First National Bank of Fort Worth (now Bank of America, N.A.), as Trustee, heretofore filed as Exhibit (4)(a) to the Trust’s Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980, is incorporated herein by reference.*

(b)	—	Net Overriding Royalty Conveyance (Permian Basin Royalty Trust) from Southland Royalty Company to The First National Bank of Fort Worth (now Bank of America, N.A.), as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit (4)(b) to the Trust’s Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980, is incorporated herein by reference.*

(c)	—	Net Overriding Royalty Conveyance (Permian Basin Royalty Trust — Waddell Ranch) from Southland Royalty Company to The First National Bank of Fort Worth (now Bank of America, N.A.), as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit (4)(c) to the Trust’s Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980, is incorporated herein by reference.*

(10)(a)	—	Underwriting Agreement dated December 15, 2005 among the Permian Basin Royalty Trust, Burlington Resources, Inc., Burlington Resources Oil & Gas L.P. and Lehman Brothers Inc. and Wachovia Capital Markets, LLC as representatives of the several underwriters, heretofore filed as Exhibit 10.1 to the Trust’s current report on Form 8-K to the Securities and Exchange Commission filed on December 19, 2005, is incorporated herein by reference.*

(b)	—	Underwriting Agreement dated August 2, 2005 among the Permian Basin Royalty Trust, Burlington Resources, Inc., Burlington Resources Oil & Gas L.P. and Goldman Sachs & Co. and Lehman Brothers Inc. as representatives of the several underwriters, heretofore filed as Exhibit 10.1 to the Trust’s current report on Form 8-K to the Securities and Exchange Commission filed on August 8, 2005, is incorporated herein by reference.*

(c)	—	Underwriting Agreement dated August 17, 2006, among Permian Basin Royalty Trust, ConocoPhillips, Burlington Resources Oil & Gas Company LP and Lehman Brothers Inc. and Wachovia Capital Markets, LLC as representatives of the several underwriters heretofore filed as Exhibit 10.1 to the Trust’s current report on Form 8-K to the Securities and Exchange Commission filed on August 22, 2006, is incorporated herein by reference.*

(d)	—	Registration Rights Agreement dated as of July 21, 2004 by and between Burlington Resources, Inc. and Bank of America, N.A., as trustee of Permian Basin Royalty Trust, heretofore filed as Exhibit 10.1 to the Trust’s Quarterly Report on Form 10-Q to the Securities and Exchange Commission for the quarterly period ended June 30, 2004 is incorporated herein by reference.*

Exhibit Number		Exhibit

(23.1)	—	Consent of Cawley, Gillespie & Associates, Inc., reservoir engineer.**

(31.1)	—	Certification required by Rule 13a-14(a)/15d-14(a).**

(32.1)	—	Certification required by Rule 13a-14(b)/15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002.**

(99.1)	—	Report of Cawley, Gillespie & Associates, Inc., reservoir engineer.**

*	A copy of this Exhibit is available to any Unit holder, at the actual cost of reproduction, upon written request to the Trustee, U.S. Trust, Bank of America Private Wealth Management, P.O. Box 830650, Dallas, Texas 75202.

**	Filed herewith.

SIGNATURE

PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

BANK OF AMERICA, N.A., TRUSTEE FOR THE PERMIAN BASIN ROYALTY TRUST

By:	/S/ RON E. HOOPER
Ron E. Hooper Senior Vice President Trust Administrator

Date: March 1, 2013

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