Form 10-Q
period 2013-03-31
PERMIAN BASIN ROYALTY TRUST
filed 2013-05-10
CIK 319654

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period ended March 31, 2013

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

Number of Units of beneficial interest of the Trust outstanding at May 1, 2013: 46,608,796.

PERMIAN BASIN ROYALTY TRUST

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

The condensed financial statements included herein have been prepared by Bank of America, N.A. as Trustee for the Permian Basin Royalty Trust, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed interim financial statements and notes thereto be read in conjunction with the financial statements and the notes thereto included in the Trust’s latest annual report on Form 10-K. In the opinion of the Trustee, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the assets, liabilities and trust corpus of the Permian Basin Royalty Trust at March 31, 2013, the distributable income for the three-month periods ended March 31, 2013 and 2012 and the changes in trust corpus for the three-month periods ended March 31, 2013 and 2012, have been included. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

The condensed interim financial statements as of March 31, 2013 and for the three month periods ended March 31, 2013 and 2012, included herein, have been reviewed by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report appearing herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Unit Holders of Permian Basin Royalty Trust and

Bank of America, N.A., Trustee

Dallas, Texas

We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of Permian Basin Royalty Trust (the “Trust”) as of March 31, 2013, and the related condensed statements of distributable income for the three-month periods ended March 31, 2013 and 2012 and changes in trust corpus for the three-month periods ended March 31, 2013 and 2012. These condensed financial statements are the responsibility of the Trustee.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statement of assets, liabilities, and trust corpus of Permian Basin Royalty Trust as of December 31, 2012, and the related statements of distributable income and changes in trust corpus for the year then ended (not presented herein); and in our report dated March 1, 2013, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed statement of assets, liabilities, and trust corpus as of December 31, 2012, is fairly stated, in all material respects, in relation to the statement of assets, liabilities and trust corpus from which it has been derived.

/s/ Deloitte & Touche LLP

Dallas, Texas

May 10, 2013

PERMIAN BASIN ROYALTY TRUST

CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

(UNAUDITED)

	March 31, 2013 (Unaudited)	December 31, 2012
ASSETS
Cash and short-term investments	$2,703,246	$2,573,993
Net overriding royalty interests in producing oil and gas properties (net of accumulated amortization of $10,158,839 and $10,149,267 at March 31, 2013 and December 31, 2012, respectively)	816,377	825,949

TOTAL ASSETS	$3,519,623	$3,399,942

LIABILITIES AND TRUST CORPUS
Distribution payable to Unit holders	$2,703,246	$2,573,993
Commitments and contingencies (Note 6)	—	—
Trust corpus – 46,608,796 Units of beneficial interest authorized and outstanding	816,377	825,949

TOTAL LIABILITIES AND TRUST CORPUS	$3,519,623	$3,399,942

The accompanying notes to condensed financial statements are an integral part of these statements.

PERMIAN BASIN ROYALTY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

	THREE MONTHS ENDED March 31, 2013	THREE MONTHS ENDED March 31, 2012
Royalty income	$7,023,046	$20,421,681
Interest income	196	385

	7,023,242	20,422,066
General and administrative expenditures	(324,648)	(325,596)

Distributable income	$6,698,594	$20,096,470

Distributable income per Unit (46,608,796 Units)	$.14	$.43

The accompanying notes to condensed financial statements are an integral part of these statements.

PERMIAN BASIN ROYALTY TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

	THREE MONTHS ENDED March 31, 2013	THREE MONTHS ENDED March 31, 2012
Trust corpus, beginning of period	$825,949	$891,576
Amortization of net overriding royalty interests	(9,572)	(22,055)
Distributable income	6,698,594	20,096,470
Distributions declared	(6,698,594)	(20,096,470)

Total Trust Corpus, end of period	$816,377	$869,521

Distributions per Unit	$.14	$.43

The accompanying notes to condensed financial statements are an integral part of these statements.

PERMIAN BASIN ROYALTY TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1.	TRUST ORGANIZATION AND PROVISIONS

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

Burlington Resources Oil & Gas Company LP (“BROG”), a subsidiary of ConocoPhillips, is the interest owner for the Waddell Ranch properties and Riverhill Energy Corporation (“Riverhill Energy”), formerly a wholly owned subsidiary of Riverhill Capital Corporation (“Riverhill Capital”) and formerly an affiliate of Coastal Management Corporation (“CMC”), is the interest owner for the Texas Royalty properties. BROG currently conducts all field, technical and accounting operations with regard to the Waddell Ranch properties. Riverhill Energy currently conducts the accounting operations for the Texas Royalty properties.

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

Impairment

The Trustee routinely reviews its royalty interests in oil and gas properties for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If an impairment event occurs and it is determined that the carrying value of the Trust’s royalty interests may not be recoverable, an impairment will be recognized as measured by the amount by which the carrying amount of the royalty interests exceeds the fair value of these assets, which would likely be measured by discounting projected cash flows. There is no impairment of the assets as of March 31, 2013.

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

The Royalties constitute “economic interests” in oil and gas properties for federal income tax purposes. Unit holders must report their share of the revenues from the Royalties as ordinary income from oil and gas royalties and are entitled to claim depletion with respect to such income. During the first quarter of 2013, the Trust also incurred administration expenses and earned interest income on funds held for distribution and for the cash reserve maintained for the payment of contingent and future obligations of the Trust.

The Trust has on file technical advice memoranda confirming the tax treatment described above.

The classification of the Trust’s income for purposes of the passive loss rules may be important to a Unit holder. Royalty income generally is treated as portfolio income and does not offset passive losses.

Some Trust Units are held by middlemen, as such term is broadly defined in U.S. Treasury Regulations (and includes custodians, nominees, certain joint owners, and brokers holding an interest for a customer in street name, collectively referred to herein as “middlemen”). Therefore, the Trustee considers the Trust to be a non-mortgage widely held fixed investment trust (“WHFIT”) for U.S. federal income tax purposes. U.S. Trust, Bank of America Private Wealth Management, EIN: 56-0906609, 901 Main Street, 17th Floor, Dallas, Texas 75202, telephone number (214) 209-2400, email address trustee@pbt-permianbasintrust.com is the representative of the Trust that will provide tax information in accordance with applicable U.S. Treasury Regulations governing the information reporting requirements of the Trust as a WHFIT. Tax information is also posted by the Trustee at www.pbt-permianbasintrust.com. Notwithstanding the foregoing, the middlemen holding Trust Units on behalf of Unit holders, and not the Trustee of the Trust, are solely responsible for complying with the information reporting requirements under the U.S. Treasury Regulations with respect to such Trust Units, including the issuance of IRS Forms 1099 and certain written tax statements. Unit holders whose Trust Units are held by middlemen should consult with such middlemen regarding the information that will be reported to them by the middlemen with respect to the Trust Units.

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

On May 2, 2011, ConocoPhillips, as the parent company of BROG, the operator of the Waddell Ranch properties, notified the Trustee that as a result of inaccuracies in ConocoPhillips’ accounting and record keeping relating to the Trust’s interest in proceeds from the gas plant production since January 2007, ConocoPhillips overpaid the Trust approximately $5.9 million initially. ConocoPhillips withheld in suspense (i) $4,068,067 (all of the Waddell Ranch portion of the September 2011 proceeds) and (ii) $474,480 from the proceeds for October 2011 pending completions to the corrections of the accounting procedures. Beginning with the October 2012 distribution, the previously withheld proceeds of $480,827 and $1,189,630 were reimbursed by ConocoPhillips to the Trust during the three months ended December 31, 2012 and March 31, 2013, respectively. ConocoPhillips has adjusted the monthly royalty payments to the Trust since October 2012 by the related reimbursed amounts to reflect ConocoPhillips’ ongoing correction of past and current production and royalty allocations and the payment of the previously withheld proceeds. The Trust’s reported royalty income for the three months ended March 31, 2013 was not significantly impacted by these offsetting amounts. The Trustee is continuing to evaluate the matter.

7.	SUBSEQUENT EVENTS

Subsequent to March 31, 2013, the Trust declared a distribution on April 18, 2013 of $.060880 per Unit payable on May 14, 2013 to Unit holders of record on April 30, 2013.

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

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

For the quarter ended March 31, 2013, royalty income received by the Trust amounted to $7,023,046 compared to royalty income of $20,421,681 during the first quarter of 2012. The decrease in royalty income is primarily attributable to a substantially increased capital expenditure program carried over from 2012, which has decreased production to the Trust due to the net profit interest calculation. Also, this reflects a decrease in oil and gas prices for the quarter ending March 31, 2013 to $79.19 and $4.33, respectively, as compared to the quarter ending March 31, 2012 of $95.28 and $7.61, respectively.

Interest income for the quarter ended March 31, 2013, was $196 compared to $385 during the first quarter of 2012. The decrease in interest income is primarily attributable to fewer funds available for investment. General and administrative expenses during the first quarter of 2013 amounted to $324,648 compared to $325,596 during the first quarter of 2012. The decrease in general and administrative expenses can be primarily attributed to decreased professional expenses.

These transactions resulted in distributable income for the quarter ended March 31, 2013 of $6,698,594 or $.14 per Unit of beneficial interest. Distributions of $0.049757, $0.035963 and $0.057998 per Unit were made to Unit holders of record as of January 31, 2013, February 28, 2013 and March 28, 2013, respectively. For the first quarter of 2012, distributable income was $20,096,470, or $.43 per Unit of beneficial interest.

Royalty income for the Trust for the first quarter of the calendar year is associated with actual oil and gas production for the period of November and December 2012 and January 2013 from the properties from which the Trust’s net overriding royalty interests (“Royalties”) were carved. Oil and gas sales attributable to the Royalties and the properties from which the Royalties were carved are as follows:

	First Quarter
	2013	2012
Royalties:
Oil sales (Bbls)	81,047	174,841
Gas sales (Mcf)	118,747	657,540
Properties From Which The Royalties Were Carved:
Oil:
Total oil sales (Bbls)	267,890	263,002
Average per day (Bbls)	2,912	2,859
Average price per Bbl	$79.19	$95.28
Gas:
Total gas sales (Mcf)	982,828	1,141,796
Average per day (Mcf)	10,683	12,411
Average price per Mcf	$4.33	$7.61

The average received price of oil decreased to an average price per barrel of $79.19 per Bbl in the first quarter of 2013, compared to $95.28 per Bbl in the first quarter of 2012 due to worldwide market variables. The Trustee has been advised by ConocoPhillips that for the period of August 1, 1993, through March 31, 2013, the oil from the Waddell Ranch properties was being sold under a competitive bid to a third party. The average price of gas (including natural gas liquids) decreased from $7.61 per Mcf in the first quarter of 2012 to $4.33 per Mcf in the first quarter of 2013 due to change in overall market variables.

Since the oil and gas sales attributable to the Royalties are based on an allocation formula that is dependent on such factors as price and cost (including capital expenditures), the production amounts in the Royalties section of the above table do not provide a meaningful comparison. Oil sales volumes increased and gas sales volumes decreased from the Underlying Properties (as defined in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2012) for the applicable period in 2013 compared to 2012.

Capital expenditures for drilling, remedial and maintenance activities on the Waddell Ranch properties during the first quarter of 2013 totaled $11.7 million as compared to $2.3 million for the first quarter of 2012. ConocoPhillips has informed the Trustee that the 2013 capital expenditures budget has been approved at $93.9 million (gross) for the Waddell Ranch properties. The total amount of capital expenditures for 2012 with regard to the Waddell Ranch properties totaled $65.8 million (gross).

The Trustee has been advised that there were 14 workover wells completed, 1 new well completed, 2 new wells in progress and 13 workover wells in progress during the three months ended March 31, 2013 as compared to 10 workover wells completed, 0 new wells completed, 0 new wells in progress and 10 workover wells in progress for the three months ended March 31, 2012 on the Waddell Ranch properties.

Lease operating expenses and property taxes were $6 million for the first quarter of 2013 as compared to $4.5 million for the first quarter of 2012. The increase in lease operating expenses and property taxes is primarily attributable to increased activity of drilling and facilities maintenance.

Calculation of Royalty Income

The Trust’s royalty income is computed as a percentage of the net profit from the operation of the properties in which the Trust owns net overriding royalty interests. These percentages of net profits are 75% and 95% in the case of the Waddell Ranch properties and the Texas Royalty properties, respectively. Royalty income received by the Trust for the three months ended March 31, 2013 and 2012, respectively, were computed as shown in the table below:

	THREE MONTHS ENDED MARCH 31,
	2013		2012
	WADDELL RANCH PROPERTIES	TEXAS ROYALTY PROPERTIES	WADDELL RANCH PROPERTIES	TEXAS ROYALTY PROPERTIES
Gross proceeds of sales from the Underlying Properties
Oil proceeds	$14,159,146	$6,665,950	$17,134,651	$7,924,112
Gas proceeds	4,902,078	936,986	7,404,222	1,280,889

Total	19,451,224	7,602,936	24,538,873	9,205,001

Less:
Severance tax:
Oil	611,720	248,334	710,369	289,917
Gas	52,068	47,236	395,217	(13,724)
Other	26,398	—	44,425	—
Lease operating expense and property tax:
Oil and gas	5,965,712	794,558	4,486,660	515,125
Capital expenditures	11,680,822	—	2,330,625	—

Total	18,336,719	1,090,128	7,967,296	791,318

Net profits	1,114,505	6,512,808	16,571,577	8,413,683
Net overriding royalty interests	75%	95%	75%	95%

Royalty income	$835,879	$6,187,168	$12,428,682	$7,992,999

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

Revenue Recognition

Revenues from the royalty interests are recognized in the period in which amounts are received by the Trust. Royalty income received by the Trust in a given calendar year will generally reflect the proceeds, on an entitlement basis, from natural gas produced and sold for the twelve-month period ended October 31st in that calendar year. Royalty income received by the Trust in the first quarter of 2013 generally reflects the proceeds associated with actual oil and gas production for the period of November 2012 through January 2013.

Reserve Disclosure

As of January 1, 2013, independent petroleum engineers estimated the net proved reserves attributable to the royalty interests. Estimates of future net revenues from proved reserves have been prepared using average 12-month oil and gas prices, determined as an unweighted arithmetic average of the first-day-of-the-month price for each month within the 12-month period preceding the end of the most recent fiscal year, unless prices are defined by contractual arrangements. Numerous uncertainties are inherent in estimating volumes and the value of proved reserves and in projecting future production rates and the timing of development of non-producing reserves. Such reserve estimates are subject to change as additional information becomes available. The reserves actually recovered and the timing of production may be substantially different from the reserves estimates.

Contingencies

Contingencies related to the Underlying Properties that are unfavorably resolved would generally be reflected by the Trust as reductions to future royalty income payments to the Trust with corresponding reductions to cash distributions to Unit holders.

On May 2, 2011, ConocoPhillips, as the parent company of BROG, the operator of the Waddell Ranch properties, notified the Trustee that as a result of inaccuracies in ConocoPhillips’ accounting and record keeping relating to the Trust’s interest in proceeds from the gas plant production since January 2007, ConocoPhillips overpaid the Trust approximately $5.9 million initially. ConocoPhillips withheld in suspense (i) $4,068,067 (all of the Waddell Ranch portion of the September 2011 proceeds) and (ii) $474,480 from the proceeds for October 2011 pending completions to the corrections of the accounting procedures. Beginning with the October 2012 distribution, the previously withheld proceeds of $480,827 and $1,189,630 were reimbursed by ConocoPhillips to the Trust during the three months ended December 31, 2012 and March 31, 2013, respectively. ConocoPhillips has adjusted the monthly royalty payments to the Trust since October 2012 by the related reimbursed amounts to reflect ConocoPhillips’ ongoing correction of past and current production and royalty allocations and the payment of the previously withheld proceeds. The Trust’s reported royalty income for the three months ended March 31, 2013 was not significantly impacted by these offsetting amounts. The Trustee is continuing to evaluate the matter.

Use of Estimates

The preparation of financial statements in conformity with the basis of accounting described above requires management to make estimates and assumptions that affect the reported amounts of certain assets, liabilities, revenues and expenses as of and for the reporting period. Actual results may differ from such estimates.

Impairment

The Trustee routinely reviews its royalty interests in oil and gas properties for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If an impairment event occurs and it is determined that the carrying value of the Trust’s royalty interests may not be recoverable, an impairment will be recognized as measured by the amount by which the carrying amount of the royalty interests exceeds the fair value of these assets, which would likely be measured by discounting projected cash flows. There is no impairment of the assets as of March 31, 2013.

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

There have been no material changes in the Trust’s market risk, as disclosed in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

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

PART II—OTHER INFORMATION

Items 1 through 5.

Not applicable.

Item 6.	Exhibits

4.1	Permian Basin Royalty Trust Indenture dated November 3, 1980, between Southland Royalty Company (now Burlington Resources Oil & Gas Company LP) and The First National Bank of Fort Worth (now Bank of America, N.A.), as Trustee, heretofore filed as Exhibit (4)(a) to the Trust’s Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980 is incorporated herein by reference.

4.2	Net Overriding Royalty Conveyance (Permian Basin Royalty Trust) from Southland Royalty Company (now Burlington Resources Oil & Gas Company LP) to The First National Bank of Fort Worth (now Bank of America, N.A.), as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit (4)(b) to the Trust’s Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980 is incorporated herein by reference.

4.3	Net Overriding Royalty Conveyance (Permian Basin Royalty Trust—Waddell Ranch) from Southland Royalty Company (now Burlington Resources Oil & Gas Company LP) to The First National Bank of Fort Worth (now Bank of America, N.A.), as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit (4)(c) to the Trust’s Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980 is incorporated herein by reference.

10.1	Registration Rights Agreement dated as of July 21, 2004 by and between Burlington Resources, Inc. and Bank of America, N.A., as trustee of Permian Basin Royalty Trust, heretofore filed as Exhibit 10.1 to the Trust’s Quarterly Report on Form 10-Q to the Securities and Exchange Commission for the quarterly period ended June 30, 2004 is incorporated herein by reference.

10.2	Underwriting Agreement dated December 15, 2005 among the Permian Basin Royalty Trust, Burlington Resources, Inc., Burlington Resources Oil & Gas L.P. and Lehman Brothers Inc. and Wachovia Capital Markets, LLC as representatives of the several underwriters, heretofore filed as Exhibit 10.1 to the Trust’s current report on Form 8-K to the Securities and Exchange Commission filed on December 19, 2005, is incorporated herein by reference.

10.3	Underwriting Agreement dated August 2, 2005 among the Permian Basin Royalty Trust, Burlington Resources, Inc., Burlington Resources Oil & Gas L.P. and Goldman Sachs & Co. and Lehman Brothers Inc. as representatives of the several underwriters, heretofore filed as Exhibit 10.1 to the Trust’s current report on Form 8-K to the Securities and Exchange Commission filed on August 8, 2005, is incorporated herein by reference.

10.4	Underwriting Agreement dated August 17, 2006, among Permian Basin Royalty Trust, ConocoPhillips, Burlington Resources Oil & Gas Company LP and Lehman Brothers Inc. and Wachovia Capital Markets, LLC as representatives of the several underwriters heretofore filed as Exhibit 10.1 to the Trust’s current report on Form 8-K to the Securities and Exchange Commission filed on August 22, 2006, is incorporated herein by reference.

31.1	Certification by Ron E. Hooper, Senior Vice President and Trust Administrator of Bank of America, Trustee of Permian Basin Royalty Trust, dated May 10, 2013 and submitted pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate by Bank of America, Trustee of Permian Basin Royalty Trust, dated May 10, 2013 and submitted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

BANK OF AMERICA, N.A., TRUSTEE FOR THE PERMIAN BASIN ROYALTY TRUST

By: /s/ RON E. HOOPER Ron E. Hooper, Senior Vice President and Trust Administrator Bank of America, N.A.

Date: May 10, 2013

(The Trust has no directors or executive officers.)

INDEX TO EXHIBITS

Exhibit Number	Exhibit

4.1	Permian Basin Royalty Trust Indenture dated November 3, 1980, between Southland Royalty Company (now Burlington Resources Oil & Gas Company LP) and The First National Bank of Fort Worth (now Bank of America, N.A.), as Trustee, heretofore filed as Exhibit (4)(a) to the Trust’s Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980 is incorporated herein by reference.*

4.2	Net Overriding Royalty Conveyance (Permian Basin Royalty Trust) from Southland Royalty Company (now Burlington Resources Oil & Gas Company LP) to The First National Bank of Fort Worth (now Bank of America, N.A.), as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit (4)(b) to the Trust’s Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980 is incorporated herein by reference.*

4.3	Net Overriding Royalty Conveyance (Permian Basin Royalty Trust – Waddell Ranch) from Southland Royalty Company (now Burlington Resources Oil & Gas Company LP) to The First National Bank of Fort Worth (now Bank of America, N.A.), as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit (4)(c) to the Trust’s Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980 is incorporated herein by reference.*

10.1	Registration Rights Agreement dated as of July 21, 2004 by and between Burlington Resources, Inc. and Bank of America, N.A., as trustee of Permian Basin Royalty Trust, heretofore filed as Exhibit 10.1 to the Trust’s Quarterly Report on Form 10-Q to the Securities and Exchange Commission for the quarterly period ended June 30, 2004 is incorporated herein by reference.*

10.2	Underwriting Agreement dated December 15, 2005 among the Permian Basin Royalty Trust, Burlington Resources, Inc., Burlington Resources Oil & Gas L.P. and Lehman Brothers Inc. and Wachovia Capital Markets, LLC as representatives of the several underwriters, heretofore filed as Exhibit 10.1 to the Trust’s current report on Form 8-K to the Securities and Exchange Commission filed on December 19, 2005, is incorporated herein by reference.*

10.3	Underwriting Agreement dated August 2, 2005 among the Permian Basin Royalty Trust, Burlington Resources, Inc., Burlington Resources Oil & Gas L.P. and Goldman Sachs & Co. and Lehman Brothers Inc. as representatives of the several underwriters, heretofore filed as Exhibit 10.1 to the Trust’s current report on Form 8-K to the Securities and Exchange Commission filed on August 8, 2005, is incorporated herein by reference.*

10.4	Underwriting Agreement dated August 17, 2006, among Permian Basin Royalty Trust, ConocoPhillips, Burlington Resources Oil & Gas Company LP and Lehman Brothers Inc. and Wachovia Capital Markets, LLC as representatives of the several underwriters heretofore filed as Exhibit 10.1 to the Trust’s current report on Form 8-K to the Securities and Exchange Commission filed on August 22, 2006, is incorporated herein by reference.*

31.1	Certification by Ron E. Hooper, Senior Vice President and Trust Administrator of Bank of America, Trustee of Permian Basin Royalty Trust, dated May 10, 2013 and submitted pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate by Bank of America, Trustee of Permian Basin Royalty Trust, dated May 10, 2013 and submitted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

*	A copy of this Exhibit is available to any Unit holder, at the actual cost of reproduction, upon written request to the Trustee, U.S. Trust, Bank of America Private Wealth Management, 901 Main Street, Dallas, Texas 75202.