Form 10-Q
period 2013-06-30
PERMIAN BASIN ROYALTY TRUST
filed 2013-08-08
CIK 319654

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period ended June 30, 2013

☐	Transition Report Pursuant to Section 13 or 15(d) of the Secuities Exchange Act of 1934

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

Number of Units of beneficial interest of the Trust outstanding at July 31, 2013: 46,608,796.

PERMIAN BASIN ROYALTY TRUST

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

The condensed financial statements included herein have been prepared by Bank of America, N.A. as Trustee for the Permian Basin Royalty Trust, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed interim financial statements and notes thereto be read in conjunction with the financial statements and the notes thereto included in the Trust’s latest annual report on Form 10-K. In the opinion of the Trustee, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the assets, liabilities and trust corpus of the Permian Basin Royalty Trust at June 30, 2013, the distributable income for the three-month and six-month periods ended June 30, 2013 and 2012 and the changes in trust corpus for the six-month periods ended June 30, 2013 and 2012, have been included. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

The condensed interim financial statements as of June 30, 2013 and for the three-month and six-month periods ended June 30, 2013 and 2012, included herein, have been reviewed by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report appearing herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Unit Holders of Permian Basin Royalty Trust and

Bank of America, N.A., Trustee

Dallas, Texas

We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of Permian Basin Royalty Trust (the “Trust”) as of June 30, 2013, and the related condensed statements of distributable income for the three-month and six-month periods ended June 30, 2013 and 2012 and changes in trust corpus for the six-month periods ended June 30, 2013 and 2012. These condensed interim financial statements are the responsibility of the Trustee.

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

/s/ Deloitte & Touche LLP

Dallas, Texas

August 8, 2013

PERMIAN BASIN ROYALTY TRUST

CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

(UNAUDITED)

	June 30, 2013 (Unaudited)	December 31, 2012
ASSETS
Cash and short-term investments	$3,658,721	$2,573,993
Net overriding royalty interests in producing oil and gas properties (net of accumulated amortization of $10,169,263 and $10,149,267 at June 30, 2013 and December 31, 2012, respectively)	805,953	825,949

TOTAL ASSETS	$4,464,674	$3,399,942

LIABILITIES AND TRUST CORPUS
Distribution payable to Unit holders	$3,658,721	$2,573,993
Commitments and contingencies (Note 6)	—	—
Trust corpus – 46,608,796 Units of beneficial interest authorized and outstanding	805,953	825,949

TOTAL LIABILITIES AND TRUST CORPUS	$4,464,674	$3,399,942

The accompanying notes to condensed financial statements are an integral part of these statements.

PERMIAN BASIN ROYALTY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

	THREE MONTHS ENDED June 30, 2013	THREE MONTHS ENDED June 30, 2012
Royalty income	$11,154,510	$16,142,279
Interest income	58	149

	11,154,568	16,142,428
General and administrative expenditures	(533,935)	(485,146)

Distributable income	$10,620,633	$15,657,282

Distributable income per Unit (46,608,796 Units)	$.23	$.34

The accompanying notes to condensed financial statements are an integral part of these statements.

PERMIAN BASIN ROYALTY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

	SIX MONTHS ENDED June 30, 2013	SIX MONTHS ENDED June 30, 2012
Royalty income	$18,177,556	$36,563,959
Interest income	255	535

	18,177,811	36,564,494
General and administrative expenditures	(858,583)	(810,743)

Distributable income	$17,319,228	$35,753,751

Distributable income per Unit (46,608,796 Units)	$.37	$.77

The accompanying notes to condensed financial statements are an integral part of these statements.

PERMIAN BASIN ROYALTY TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

	SIX MONTHS ENDED June 30, 2013	SIX MONTHS ENDED June 30, 2012
Trust corpus, beginning of period	$825,949	$891,576
Amortization of net overriding royalty interests	(19,996)	(40,300)
Distributable income	17,319,228	35,753,751
Distributions declared	(17,319,228)	(35,753,751)

Total Trust Corpus, end of period	$805,953	$851,276

Distributions per Unit	$.37	$.77

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

Impairment

The Trustee routinely reviews its royalty interests in oil and gas properties for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If an impairment event occurs and it is determined that the carrying value of the Trust’s royalty interests may not be recoverable, an impairment will be recognized as measured by the amount by which the carrying amount of the royalty interests exceeds the fair value of these assets, which would likely be measured by discounting projected cash flows. There is no impairment of the assets as of June 30, 2013.

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

The Royalties constitute “economic interests” in oil and gas properties for federal income tax purposes. Unit holders must report their share of the revenues from the Royalties as ordinary income from oil and gas royalties and are entitled to claim depletion with respect to such income. During the second quarter of 2013, the Trust also incurred administration expenses and earned interest income on funds held for distribution and for the cash reserve maintained for the payment of contingent and future obligations of the Trust.

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

On May 2, 2011, ConocoPhillips, as the parent company of BROG, the operator of the Waddell Ranch properties, notified the Trustee that as a result of inaccuracies in ConocoPhillips’ accounting and record keeping relating to the Trust’s interest in proceeds from the gas plant production since January 2007, ConocoPhillips overpaid the Trust approximately $5.9 million initially. ConocoPhillips withheld in suspense (i) $4,068,067 (all of the Waddell Ranch portion of the September 2011 proceeds) and (ii) $474,480 from the proceeds for October 2011 pending completions to the corrections of the accounting procedures. Beginning with the October 2012 distribution, the previously withheld proceeds of $480,827, $1,189,630 and $1,926,276 were reimbursed by ConocoPhillips to the Trust during the three months ended December 31, 2012, March 31, 2013 and June 30, 2013, respectively. ConocoPhillips has adjusted the monthly royalty payments to the Trust since October 2012 by the related reimbursed amounts to reflect ConocoPhillips’ ongoing correction of past and current production and royalty allocations and the payment of the previously withheld proceeds. The Trust’s reported royalty income for the three months and six months ended June 30, 2013 was not significantly impacted by these offsetting amounts. The Trustee is continuing to evaluate the matter.

7. SUBSEQUENT EVENTS

Subsequent to June 30, 2013, the Trust declared a distribution on July 19, 2013 of $.072057 per Unit payable on August 14, 2013 to Unit holders of record on July 31, 2013.

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

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

For the quarter ended June 30, 2013, royalty income received by the Trust amounted to $11,154,510 compared to royalty income of $16,142,279 during the second quarter of 2012. The decrease in royalty income is primarily attributable to a substantially increased capital expenditure program carried over from 2012, which has decreased production to the Trust due to the net profit interest calculation. Also, this reflects a decrease in oil and gas prices for the quarter ending June 30, 2013 to $84.50 and $4.49, respectively, as compared to the quarter ending June 30, 2012 of $98.65 and $6.19, respectively.

Interest income for the quarter ended June 30, 2013, was $58 compared to $149 during the second quarter of 2012. The decrease in interest income is primarily attributable to less funds available for investment. General and administrative expenses during the second quarter of 2013 amounted to $533,935 compared to $485,146 during the second quarter of 2012. The increase in general and administrative expenses can be primarily attributed to increased professional expenses.

These transactions resulted in distributable income for the quarter ended June 30, 2013 of $10,620,633 or $.23 per Unit of beneficial interest. Distributions of $.060880, $.088488 and $.078498 per Unit were made to Unit holders of record as of April 30, 2013, May 31, 2013 and June 28, 2013, respectively. For the second quarter of 2012, distributable income was $15,657,282, or $.335929 per Unit of beneficial interest.

Royalty income for the Trust for the second quarter of the calendar year is associated with actual oil and gas production for the period of February, March and April of 2013 from the properties from which the Trust’s net overriding royalty interests (“Royalties”) were carved. Oil and gas sales attributable to the Royalties and the properties from which the Royalties were carved are as follows:

	Second Quarter
	2013	2012
Royalties:
Oil sales (Bbls)	88,336	143,036
Gas sales (Mcf)	185,198	470,327
Properties From Which The Royalties Were Carved:
Oil:
Total oil sales (Bbls)	270,421	257,526
Average per day (Bbls)	3,038	2,861
Average price per Bbl	$84.50	$98.65
Gas:
Total gas sales (Mcf)	790,218	1,097,989
Average per day (Mcf)	8,879	12,200
Average price per Mcf	$4.49	$6.19

The average received price of oil decreased to an average price per barrel of $84.50 per Bbl in the second quarter of 2013, compared to $98.65 per Bbl in the second quarter of 2012 due to worldwide market variables. The Trustee has been advised by ConocoPhillips that for the period of August 1, 1993, through June 30, 2013, the oil from the Waddell Ranch properties was being sold under a competitive bid to a third party. The average price of gas (including natural gas liquids) decreased from $6.19 per Mcf in the second quarter of 2012 to $4.49 per Mcf in the first quarter of 2013 due to change in overall market variables.

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

Capital expenditures for drilling, remedial and maintenance activities on the Waddell Ranch properties during the second quarter of 2013 totaled $8.4 million (gross) as compared to $5.6 million (gross) for the second quarter of 2012. ConocoPhillips has informed the Trustee that the 2013 capital expenditures budget has been stated at $93.9 million (gross) for the Waddell Ranch properties. The total amount of capital expenditures for 2012 with regard to the Waddell Ranch properties totaled $65.8 million (gross). Through the second quarter of 2013, capital expenditures of $20.1 million (gross) have been expended.

The Trustee has been advised that there were 15 workover wells completed, 12 new horizontal wells completed, 10 new wells in progress and 17 workover wells in progress during the three months ended June 30, 2013 as compared to 12 workover wells completed, 0 new wells completed, 0 new wells in progress and 14 workover wells in progress for the three months ended June 30, 2012 on the Waddell Ranch properties.

Lease operating expenses and property taxes of $6.3 million (gross) for the second quarter of 2013 increased compared to $5.4 million (gross) for the same period in 2012 on the Waddell Ranch properties due to increased maintenance and work on the Waddell Ranch.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

For the six months ended June 30, 2013, royalty income received by the Trust amounted to $18,177,556 compared to royalty income of $36,563,959 for the six months ended June 30, 2012. This reflects a decrease in oil and gas prices for the six months ending June 30, 2013 to $81.86 and $4.40, respectively as compared to the six months ending June 30, 2012 of $96.95 and $6.91, respectively. Also, capital expenditures increased in 2013 compared to 2012.

Interest income for the six months ended June 30, 2013 was $255 compared to $535 for the six months ended June 30, 2012. The decrease in interest income is attributable primarily to less funds available to invest. General and administrative expenses for the six months ended June 30, 2013 were $858,583. During the six months ended June 30, 2012, general and administrative expenses were $810,743. The increase in general and administrative expenses is primarily due to increased professional expenses.

These transactions resulted in distributable income for the six months ended June 30, 2013 of $17,319,228, or $.37, per Unit. For the six months ended June 30, 2012, distributable income was $35,753,751, or $.77, per Unit.

Royalty income for the Trust for the six months ended June 30, 2013 is associated with actual oil and gas production for the period November 2012 through April 2013 from the properties from which the Royalties were carved. Oil and gas production attributable to the Royalties and the properties from which the Royalties were carved are as follows:

	Six Months Ended
	2013	2012
Royalties:
Oil sales (Bbls)	169,384	317,877
Gas sales (Mcf)	303,944	1,127,867
Properties From Which The Royalties Were Carved:
Oil:
Total oil sales (Bbls)	538,311	520,528
Average per day (Bbls)	2,974	2,860
Average price per Bbl	$81.86	$96.95
Gas:
Total gas sales (Mcf)	1,773,047	2,239,785
Average per day (Mcf)	9,796	12,307
Average price per Mcf	$4.40	$6.91

The average received price of oil decreased during the six months ended June 30, 2013 to $81.86 per barrel compared to $96.95 per barrel for the same period in 2012. The decrease in the average price of oil is primarily due to worldwide market variables. The decrease in the average price of gas (including natural gas liquids) from $6.91 per Mcf for the six months ended June 30, 2012 to $4.40 per Mcf for the six months ended June 30, 2013 is primarily the result of a decrease in the spot prices of natural gas.

Since the oil and gas sales volumes attributable to the Royalties are based on an allocation formula that is dependent on such factors as price and cost (including capital expenditures), the production amounts in the Royalties section of the above table do not provide a meaningful comparison. The oil and gas sales volumes from the properties from which the Royalties are carved have fluctuated for the applicable period of 2013 compared to 2012.

Capital expenditures for the Waddell Ranch properties for the six months ended June 30, 2013 totaled $20.1 million (gross) compared to $8.0 million net to the Trust for the same period in 2012. ConocoPhillips has previously advised the Trust that the remaining 2013 capital expenditures budget for the Waddell Ranch properties is $73.8 million (gross).

The Trustee has been advised that 3 horizontal wells were drilled and completed and 0 wells were to be completed on the Waddell Ranch properties during the six months ended June 30, 2013, as compared to 0 wells drilled and completed and 0 wells to be completed on the Waddell Ranch properties during the six months ended June 30, 2012. Approximately 29 workover wells were completed and approximately 17 workover wells were in progress as of June 30, 2013.

Lease operating expense and property taxes totaled $12.3 million for the six months ended June 30, 2013 compared to $9.9 million for the same period in 2012. The increase in lease operating expense is primarily attributable to additional spending on facilities and maintenance.

Calculation of Royalty Income

The Trust’s royalty income is computed as a percentage of the net profit from the operation of the properties in which the Trust owns net overriding royalty interests. These percentages of net profits are 75% and 95% in the case of the Waddell Ranch properties and the Texas Royalty properties, respectively. Royalty income received by the Trust for the three months ended June 30, 2013 and 2012, respectively, were computed as shown in the table below:

	THREE MONTHS ENDED JUNE 30,
	2013		2012
	WADDELL RANCH PROPERTIES	TEXAS ROYALTY PROPERTIES	WADDELL RANCH PROPERTIES	TEXAS ROYALTY PROPERTIES
Gross proceeds of sales from the Underlying Properties
Oil proceeds	$15,342,516	$7,506,837	$17,300,173	$8,104,325
Gas proceeds	5,127,845	988,840	5,699,754	1,093,043

Total	20,470,361	8,495,677	22,999,927	9,197,368

Less:
Severance tax:
Oil	646,815	282,679	713,124	308,125
Gas	(102,463)	52,369	350,953	62,238
Lease operating expense and property tax:
Oil and gas	6,334,920	480,000	5,376,661	420,000
Other	—	—	22,633	—
Capital expenditures	8,447,207	—	5,662,389	—

Total	15,326,479	815,048	12,125,760	790,363
Net profits	5,143,883	7,680,629	10,874,167	8,407,005
Net overriding royalty interests	75%	95%	75%	95%

Royalty income	$3,857,913	$7,296,597	$8,155,625	$7,986,654

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

Revenue Recognition

Revenues from the royalty interests are recognized in the period in which amounts are received by the Trust. Royalty income received by the Trust in a given calendar year will generally reflect the proceeds, on an entitlement basis, from natural gas produced and sold for the twelve-month period ended October 31st in that calendar year. Royalty income received by the Trust in the second quarter of 2013 generally reflects the proceeds associated with actual oil and gas production for the period of February 2013 through April 2013.

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

On May 2, 2011, ConocoPhillips, as the parent company of BROG, the operator of the Waddell Ranch properties, notified the Trustee that as a result of inaccuracies in ConocoPhillips’ accounting and record keeping relating to the Trust’s interest in proceeds from the gas plant production since January 2007, ConocoPhillips overpaid the Trust approximately $5.9 million initially. ConocoPhillips withheld in suspense (i) $4,068,067 (all of the Waddell Ranch portion of the September 2011 proceeds) and (ii) $474,480 from the proceeds for October 2011 pending completions to the corrections of the accounting procedures. Beginning with the October 2012 distribution, the previously withheld proceeds of $480,827, $1,189,630 and $1,926,276 were reimbursed by ConocoPhillips to the Trust during the three months ended December 31, 2012, March 31, 2013 and June 30, 2013, respectively. ConocoPhillips has adjusted the monthly royalty payments to the Trust since October 2012 by the related reimbursed amounts to reflect ConocoPhillips’ ongoing correction of past and current production and royalty allocations and the payment of the previously withheld proceeds. The Trust’s reported royalty income for the three months and six month periods ended June 30, 2013 was not significantly impacted by these offsetting amounts. The Trustee is continuing to evaluate the matter.

Use of Estimates

The preparation of financial statements in conformity with the basis of accounting described above requires management to make estimates and assumptions that affect the reported amounts of certain assets, liabilities, revenues and expenses as of and for the reporting period. Actual results may differ from such estimates.

Impairment

The Trustee routinely reviews its royalty interests in oil and gas properties for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If an impairment event occurs and it is determined that the carrying value of the Trust’s royalty interests may not be recoverable, an impairment will be recognized as measured by the amount by which the carrying amount of the royalty interests exceeds the fair value of these assets, which would likely be measured by discounting projected cash flows. There is no impairment of the assets as of June 30, 2013.

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

10.3	Underwriting Agreement dated August 2, 2005 among the Permian Basin Royalty Trust, Burlington Resources, Inc., Burlington Resources Oil & Gas L.P. and Goldman Sachs & Co. and Lehman Brothers Inc. as representatives of the several underwriters, heretofore filed as Exhibit 10.1 to the Trust’s current report on Form 8-K to the Securities and Exchange Commission filed on August 8, 2005, is incorporated herein by reference.

10.4	Underwriting Agreement dated August 17, 2006, among Permian Basin Royalty Trust, ConocoPhillips, Burlington Resources Oil & Gas Company LP and Lehman Brothers Inc. and Wachovia Capital Markets, LLC as representatives of the several underwriters heretofore filed as Exhibit 10.1 to the Trust’s current report on Form 8-K to the Securities and Exchange Commission filed on August 22, 2006, is incorporated herein by reference.

31.1	Certification by Ron E. Hooper, Senior Vice President and Trust Administrator of Bank of America, Trustee of Permian Basin Royalty Trust, dated August 8, 2013 and submitted pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate by Bank of America, Trustee of Permian Basin Royalty Trust, dated August 8, 2013 and submitted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

BANK OF AMERICA, N.A., TRUSTEE FOR THE PERMIAN BASIN ROYALTY TRUST

By:	/s/ RON E. HOOPER Ron E. Hooper, Senior Vice President and Trust Administrator Bank of America, N.A.

Date: August 8, 2013

(The Trust has no directors or executive officers.)

INDEX TO EXHIBITS

Exhibit Number	Exhibit
4.1	Permian Basin Royalty Trust Indenture dated November 3, 1980, between Southland Royalty Company (now Burlington Resources Oil & Gas Company LP) and The First National Bank of Fort Worth (now Bank of America, N.A.), as Trustee, heretofore filed as Exhibit (4)(a) to the Trust’s Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980 is incorporated herein by reference.*

4.2	Net Overriding Royalty Conveyance (Permian Basin Royalty Trust) from Southland Royalty Company (now Burlington Resources Oil & Gas Company LP) to The First National Bank of Fort Worth (now Bank of America, N.A.), as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit (4)(b) to the Trust’s Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980 is incorporated herein by reference.*

4.3	Net Overriding Royalty Conveyance (Permian Basin Royalty Trust – Waddell Ranch) from Southland Royalty Company (now Burlington Resources Oil & Gas Company LP) to The First National Bank of Fort Worth (now Bank of America, N.A.), as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit (4)(c) to the Trust’s Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980 is incorporated herein by reference.*

10.1	Registration Rights Agreement dated as of July 21, 2004 by and between Burlington Resources, Inc. and Bank of America, N.A., as trustee of Permian Basin Royalty Trust, heretofore filed as Exhibit 10.1 to the Trust’s Quarterly Report on Form 10-Q to the Securities and Exchange Commission for the quarterly period ended June 30, 2004 is incorporated herein by reference.*

10.2	Underwriting Agreement dated December 15, 2005 among the Permian Basin Royalty Trust, Burlington Resources, Inc., Burlington Resources Oil & Gas L.P. and Lehman Brothers Inc. and Wachovia Capital Markets, LLC as representatives of the several underwriters, heretofore filed as Exhibit 10.1 to the Trust’s current report on Form 8-K to the Securities and Exchange Commission filed on December 19, 2005, is incorporated herein by reference.*

10.3	Underwriting Agreement dated August 2, 2005 among the Permian Basin Royalty Trust, Burlington Resources, Inc., Burlington Resources Oil & Gas L.P. and Goldman Sachs & Co. and Lehman Brothers Inc. as representatives of the several underwriters, heretofore filed as Exhibit 10.1 to the Trust’s current report on Form 8-K to the Securities and Exchange Commission filed on August 8, 2005, is incorporated herein by reference.*

10.4	Underwriting Agreement dated August 17, 2006, among Permian Basin Royalty Trust, ConocoPhillips, Burlington Resources Oil & Gas Company LP and Lehman Brothers Inc. and Wachovia Capital Markets, LLC as representatives of the several underwriters heretofore filed as Exhibit 10.1 to the Trust’s current report on Form 8-K to the Securities and Exchange Commission filed on August 22, 2006, is incorporated herein by reference.*

31.1	Certification by Ron E. Hooper, Senior Vice President and Trust Administrator of Bank of America, Trustee of Permian Basin Royalty Trust, dated August 8, 2013 and submitted pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate by Bank of America, Trustee of Permian Basin Royalty Trust, dated August 8, 2013 and submitted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

*	A copy of this Exhibit is available to any Unit holder, at the actual cost of reproduction, upon written request to the Trustee, U.S. Trust, Bank of America Private Wealth Management, 901 Main Street, Dallas, Texas 75202.