Form 10-Q
period 2013-09-30
PERMIAN BASIN ROYALTY TRUST
filed 2013-11-04
CIK 319654

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period ended September 30, 2013

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

Number of Units of beneficial interest of the Trust outstanding at November 4, 2013: 46,608,796.

PERMIAN BASIN ROYALTY TRUST

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The condensed financial statements included herein have been prepared by Bank of America, N.A. as Trustee for the Permian Basin Royalty Trust, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed interim financial statements and notes thereto be read in conjunction with the financial statements and the notes thereto included in the Trust’s latest annual report on Form 10-K. In the opinion of the Trustee, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the assets, liabilities and trust corpus of the Permian Basin Royalty Trust at September 30, 2013, the distributable income for the three-month and nine-month periods ended September 30, 2013 and 2012 and the changes in trust corpus for the nine-month periods ended September 30, 2013 and 2012, have been included. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

The condensed interim financial statements as of September 30, 2013, and for the three-month and nine-month periods ended September 30, 2013 and 2012, included herein, have been reviewed by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report appearing herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Unit Holders of Permian Basin Royalty Trust and

Bank of America, N.A., Trustee

Dallas, Texas

We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of Permian Basin Royalty Trust (the “Trust”) as of September 30, 2013, and the related condensed statements of distributable income for the three-month and nine-month periods ended September 30, 2013 and 2012 and changes in trust corpus for the nine-month periods ended September 30, 2013 and 2012. These condensed financial statements are the responsibility of the Trustee.

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

As described in Note 2 to the condensed interim financial statements, these condensed financial statements have been prepared on a modified cash basis of accounting, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America.

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

/s/ Deloitte & Touche LLP

Dallas, Texas

November 4, 2013

PERMIAN BASIN ROYALTY TRUST

CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

(UNAUDITED)

	September 30, 2013	December 31, 2012
ASSETS
Cash and short-term investments	$4,953,042	$2,573,993
Net overriding royalty interests in producing oil and gas properties (net of accumulated amortization of $10,182,808 and $10,149,267 at September 30, 2013 and December 31, 2012, respectively)	792,408	825,949

TOTAL ASSETS	$5,745,450	$3,399,942

LIABILITIES AND TRUST CORPUS
Distribution payable to Unit holders	$4,953,042	$2,573,993
Commitments and contingencies (Note 6)	—	—
Trust corpus – 46,608,796 Units of beneficial interest authorized and outstanding	792,408	825,949

TOTAL LIABILITIES AND TRUST CORPUS	$5,745,450	$3,399,942

The accompanying notes to condensed financial statements are an integral part of these statements.

PERMIAN BASIN ROYALTY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

	THREE MONTHS ENDED September 30, 2013	THREE MONTHS ENDED September 30, 2012
Royalty income	$12,620,943	$9,120,982
Interest income	98	112

	12,621,041	9,121,094
General and administrative expenditures	(145,855)	(167,683)

Distributable income	$12,475,186	$8,953,411

Distributable income per Unit (46,608,796 Units)	$.27	$.19

The accompanying notes to condensed financial statements are an integral part of these statements.

PERMIAN BASIN ROYALTY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

	NINE MONTHS ENDED September 30, 2013	NINE MONTHS ENDED September 30, 2012
Royalty income	$30,798,499	$45,684,941
Interest income	354	646

	30,798,853	45,685,587
General and administrative expenditures	(1,004,442)	(978,425)

Distributable income	$29,794,411	$44,707,162

Distributable income per Unit (46,608,796 Units)	$.64	$.96

The accompanying notes to condensed financial statements are an integral part of these statements.

PERMIAN BASIN ROYALTY TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

	NINE MONTHS ENDED September 30, 2013	NINE MONTHS ENDED September 30, 2012
Trust corpus, beginning of period	$825,949	$891,576
Amortization of net overriding royalty interests	(33,541)	(53,334)
Distributable income	29,794,411	44,707,162
Distributions declared	(29,794,411)	(44,707,162)

Total Trust Corpus, end of period	$792,408	$838,242

Distributions per Unit	$.64	$.96

The accompanying notes to condensed financial statements are an integral part of these statements.

PERMIAN BASIN ROYALTY TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1.	TRUST ORGANIZATION AND PROVISIONS

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

The Royalties constitute “economic interests” in oil and gas properties for federal income tax purposes. Unit holders must report their share of the revenues from the Royalties as ordinary income from oil and gas royalties and are entitled to claim depletion with respect to such income. During the third quarter of 2013, the Trust also incurred administration expenses and earned interest income on funds held for distribution and for the cash reserve maintained for the payment of contingent and future obligations of the Trust.

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

On May 2, 2011, ConocoPhillips, as the parent company of BROG, the operator of the Waddell Ranch properties, notified the Trustee that as a result of inaccuracies in ConocoPhillips’ accounting and record keeping relating to the Trust’s interest in proceeds from the gas plant production since January 2007, ConocoPhillips overpaid the Trust approximately $5.9 million initially. ConocoPhillips withheld in suspense (i) $4,068,067 (all of the Waddell Ranch portion of the September 2011 proceeds) and (ii) $474,480 from the proceeds for October 2011 pending completions to the corrections of the accounting procedures. Beginning with the October 2012 distribution, previously withheld proceeds of $480,827, $1,189,630, $1,926,276 and $637,963 were reimbursed by ConocoPhillips to the Trust during the three months ended December 31, 2012, March 31, 2013, June 30, 2013 and September 30, 2013, respectively. ConocoPhillips has adjusted the monthly royalty payments to the Trust since October 2012 by the related reimbursed amounts to reflect ConocoPhillips’ ongoing correction of past and current production and royalty allocations and the payment of the previously withheld proceeds. The Trust’s reported royalty income for the three months and nine-month period ended September 30, 2013 was not significantly impacted by these offsetting amounts. The Trustee is continuing to evaluate the matter.

7.	SUBSEQUENT EVENTS

Subsequent to September 30, 2013, the Trust declared a distribution on October 21, 2013 of $.09950 per Unit payable on November 15, 2013 to Unit holders of record on October 31, 2013.

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

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

For the quarter ended September 30, 2013 royalty income received by the Trust amounted to $12,620,943 compared to royalty income of $9,120,982 during the third quarter of 2012. The increase in royalty income is primarily attributable to an increase in average oil and gas prices for the quarter ending September 30, 2013 to $96.18 and $6.20, respectively, as compared to the quarter ending September 30, 2012 of $81.88 per Bbl and $5.13 per Mcf, respectively.

Interest income for the quarter ended September 30, 2013, was $98 compared to $112 during the third quarter of 2012. The decrease in interest income is primarily attributable to lower interest rates. General and administrative expenses during the third quarter of 2013 amounted to $145,855 compared to $167,683 during the third quarter of 2012. The decrease in general and administrative expenses can be primarily attributed to decreased professional expenses.

These transactions resulted in distributable income for the quarter ended September 30, 2013 of $12,475,186 or $.27 per Unit of beneficial interest. Distributions of $.072057, $.089331 and $.106268 per Unit were made to Unit holders of record as of July 31, 2013, August 30, 2013 and September 30, 2013, respectively. For the third quarter of 2012, distributable income was $8,953,411 or $.19 per Unit of beneficial interest.

Royalty income for the Trust for the third quarter of the calendar year is associated with actual oil and gas production for the period of May, June and July of 2013 from the properties from which the Trust’s net overriding royalty interests (“Royalties”) were carved. Oil and gas sales attributable to the Royalties and the properties from which the Royalties were carved are as follows:

	Third Quarter
	2013	2012
Royalties:
Oil sales (Bbls)	114,794	102,191
Gas sales (Mcf)	209,046	216,868
Properties From Which The Royalties Were Carved:
Oil:
Total oil sales (Bbls)	284,178	260,281
Average per day (Bbls)	3,092	2,829
Average price per Bbl	$96.18	$81.88
Gas:
Total gas sales (Mcf)	688,350	974,074
Average per day (Mcf)	7,482	10,588
Average price per Mcf	$6.20	$5.13

The average received price of oil increased to an average price per barrel of $96.18 per Bbl in the third quarter of 2013 compared to $81.88 per Bbl in the third quarter of 2012 due to worldwide market variables. The Trustee has been advised by ConocoPhillips that for the period of August 1, 1993, through September 30, 2013, the oil from the Waddell Ranch properties was being sold under a competitive bid to a third party. The average price of gas (including natural gas liquids) increased from $5.13 per Mcf in the third quarter of 2012 to $6.20 in the third quarter of 2013 due to change in overall market variables.

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

Capital expenditures for drilling, remedial and maintenance activities on the Waddell Ranch properties during the third quarter of 2013 totaled $9.4 million (gross) as compared to $9.2 million (gross) for the third quarter of 2012. ConocoPhillips has informed the Trustee that the 2013 capital expenditures budget has been stated at $93.9 million (gross total project) for the Waddell Ranch properties. The total amount of capital expenditures for 2012 with regard to the Waddell Ranch properties totaled $65.8 million (gross total project). Through the third quarter of 2013, capital expenditures of $29.5 million (gross) have been expended.

The Trustee has been advised that there were 2 wells completed and 5 wells in progress, and 18 workover wells completed and 5 workover wells in progress, during the three months ended September 30, 2013 as compared to 1 well completed and 2 wells in progress, and 20 workover wells completed and 10 workover wells in progress for the three months ended September 30, 2012 on the Waddell Ranch properties. There were 5 facility projects completed and 15 projects in progress for the third quarter of 2013.

Lease operating expenses and property taxes totaled $6.9 million (gross) for the third quarter of 2013, compared to $5.2 million (gross) for the same period in 2012 on the Waddell Ranch properties due to increased maintenance and work on the Waddell Ranch.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

For the nine months ended September 30, 2013, royalty income received by the Trust amounted to $30,798,499 compared to royalty income of $45,684,941 for the nine months ended September 30, 2012. The decrease in royalty income is primarily due to the substantially increased capital expenditure program in 2013 which has decreased proceeds to the trust due to the net profit interest calculation and to a decrease in oil and gas prices in the first nine months of 2013, compared to the first nine months in 2012.

Interest income for the nine months ended September 30, 2013 was $354 compared to $646 for the nine months ended September 30, 2012. The decrease in interest income is attributable primarily to less funds available to invest. General and administrative expenses for the nine months ended September 30, 2013 were $1,004,442. During the nine months ended September 30, 2012, general and administrative expenses were $978,425. The increase in general and administrative expenses is primarily due to increased professional expenses.

These transactions resulted in distributable income for the nine months ended September 30, 2013 of $29,794,411, or $.64, per Unit. For the nine months ended September 30, 2012, distributable income was $44,707,162, or $.96, per Unit.

Royalty income for the Trust for the nine months ended September 30, 2013 is associated with actual oil and gas production for the period November 2012 through July 2013 from the properties from which the Royalties were carved. Oil and gas production attributable to the Royalties and the properties from which the Royalties were carved are as follows:

	Nine Months Ended
	2013	2012
Royalties:
Oil sales (Bbls)	284,178	420,065
Gas sales (Mcf)	517,990	1,344,735
Properties From Which The Royalties Were Carved:
Oil:
Total oil sales (Bbls)	822,758	780,809
Average per day (Bbls)	3,014	2,850
Average price per Bbl	$86.81	$91.92
Gas:
Total gas sales (Mcf)	2,461,397	3,213,859
Average per day (Mcf)	9,016	11,729
Average price per Mcf	$4.90	$6.37

The average received price of oil decreased during the nine months ended September 30, 2013 to $86.81 per barrel compared to $91.92 per barrel for the same period in 2012. The decrease in the average price of oil is primarily due to worldwide market variables. The decrease in the average price of gas (including natural gas liquids) from $6.37 per Mcf for the nine months ended September 30, 2012 to $4.90 per Mcf for the nine months ended September 30, 2013 is primarily the result of a decrease in the spot prices of natural gas.

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

Capital expenditures for the Waddell Ranch properties for the nine months ended September 30, 2013 totaled $29.5 million (gross) compared to $17.2 million (gross) to the Trust for the same period in 2012. ConocoPhillips has previously advised the Trust that the remaining 2013 capital expenditures budget for the Waddell Ranch properties is $30 million (gross).

The Trustee has been advised that 2 wells were drilled and completed and 5 wells were to be completed on the Waddell Ranch properties during the nine months ended September 30, 2013, as compared to 1 well drilled and completed and 2 wells completed on the Waddell Ranch properties during the nine months ended September 30, 2012. Approximately 46 workover wells were completed and approximately 5 workover wells were in progress as of September 30, 2013.

Lease operating expense and property taxes totaled $19.2 million for the nine months ended September 30, 2013 compared to $15 million for the same period in 2012. The increase in lease operating expense is primarily attributable to additional spending on facilities.

Calculation of Royalty Income

The Trust’s royalty income is computed as a percentage of the net profit from the operation of the properties in which the Trust owns net overriding royalty interests. These percentages of net profits are 75% and 95% in the case of the Waddell Ranch properties and the Texas Royalty properties, respectively. Royalty income received by the Trust for the three months ended September 30, 2013 and 2012, respectively, were computed as shown in the table below:

	THREE MONTHS ENDED SEPTEMBER 30,
	2013		2012
	WADDELL RANCH PROPERTIES	TEXAS ROYALTY PROPERTIES	WADDELL RANCH PROPERTIES	TEXAS ROYALTY PROPERTIES
Gross proceeds of sales from the Underlying Properties
Oil proceeds	$18,851,386	$8,506,434	$14,629,657	$6,682,631
Gas proceeds	4,205,842	913,876	4,120,451	878,391

Total	23,057,228	9,420,310	18,750,108	7,561,022

	THREE MONTHS ENDED SEPTEMBER 30,
	2013		2012
	WADDELL RANCH PROPERTIES	TEXAS ROYALTY PROPERTIES	WADDELL RANCH PROPERTIES	TEXAS ROYALTY PROPERTIES
Less:
Severance tax:
Oil	797,118	310,258	605,646	249,669
Gas	31,298	51,293	248,400	24,501
Lease operating expense and property tax:
Oil and gas	6,859,211	480,000	5,168,596	420,000
Other	—	—	19,357	—
Capital expenditures	9,408,106	—	9,244,812	—

Total	17,095,733	841,551	15,286,811	694,170
Net profits	5,961,496	8,578,759	3,463,297	6,866,852
Net overriding royalty interests	75%	95%	75%	95%

Royalty income	$4,471,122	$8,149,821	$2,597,473	$6,523,509

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

Revenue Recognition

Revenues from the royalty interests are recognized in the period in which amounts are received by the Trust. Royalty income received by the Trust in a given calendar year will generally reflect the proceeds, on an entitlement basis, from natural gas produced and sold for the twelve-month period ended October 31st in that calendar year. Royalty income received by the Trust in the third quarter of 2013 generally reflects the proceeds associated with actual oil and gas production for the period of May 2013 through July 2013.

Reserve Disclosure

As of January 1, 2012, independent petroleum engineers estimated the net proved reserves attributable to the royalty interests. Estimates of future net revenues from proved reserves have been prepared using average twelve-month oil and gas prices, determined as an unweighted arithmetic average of the first-day-of-the-month price for each month within the twelve-month period preceding the end of the most recent fiscal year, unless prices are defined by contractual arrangements. Numerous uncertainties are inherent in estimating volumes and the value of proved reserves and in projecting future production rates and the timing of development of non-producing reserves. Such reserve estimates are subject to change as additional information becomes available. The reserves actually recovered and the timing of production may be substantially different from the reserves estimates.

Contingencies

Contingencies related to the Underlying Properties that are unfavorably resolved would generally be reflected by the Trust as reductions to future royalty income payments to the Trust with corresponding reductions to cash distributions to Unit holders.

On May 2, 2011, ConocoPhillips, as the parent company of BROG, the operator of the Waddell Ranch properties, notified the Trustee that as a result of inaccuracies in ConocoPhillips’ accounting and record keeping relating to the Trust’s interest in proceeds from the gas plant production since January 2007, ConocoPhillips overpaid the Trust approximately $5.9 million initially. ConocoPhillips withheld in suspense (i) $4,068,067 (all of the Waddell Ranch portion of the September 2011 proceeds) and (ii) $474,480 from the proceeds for October 2011 pending completions to the corrections of the accounting procedures. Beginning with the October 2012 distribution, previously withheld proceeds of $480,827, $1,189,630, $1,926,276 and $637,963 were reimbursed by ConocoPhillips to the Trust during the three months ended December 31, 2012, March 31, 2013, June 30, 2013 and September 30, 2013, respectively. ConocoPhillips has adjusted the monthly royalty payments to the Trust since October 2012 by the related reimbursed amounts to reflect ConocoPhillips’ ongoing correction of past and current production and royalty allocations and the payment of the previously withheld proceeds. The Trust’s reported royalty income for the three months and nine-month period ended September 30, 2013 was not significantly impacted by these offsetting amounts. The Trustee is continuing to evaluate the matter.

Use of Estimates

The preparation of financial statements in conformity with the basis of accounting described above requires management to make estimates and assumptions that affect the reported amounts of certain assets, liabilities, revenues and expenses as of and for the reporting period. Actual results may differ from such estimates.

Impairment

The Trustee routinely reviews its royalty interests in oil and gas properties for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If an impairment event occurs and it is determined that the carrying value of the Trust’s royalty interests may not be recoverable, an impairment will be recognized as measured by the amount by which the carrying amount of the royalty interests exceeds the fair value of these assets, which would likely be measured by discounting projected cash flows. There is no impairment of assets as of September 30, 2013.

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

PART II - OTHER INFORMATION

Items 1 through 5.

Not applicable.

Item 6. Exhibits

4.1	Permian Basin Royalty Trust Indenture dated November 3, 1980, between Southland Royalty Company (now Burlington Resources Oil & Gas Company LP) and The First National Bank of Fort Worth (now Bank of America, N.A.), as Trustee, heretofore filed as Exhibit (4)(a) to the Trust’s Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980 is incorporated herein by reference.

4.2	Net Overriding Royalty Conveyance (Permian Basin Royalty Trust) from Southland Royalty Company (now Burlington Resources Oil & Gas Company LP) to The First National Bank of Fort Worth (now Bank of America, N.A.), as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit (4)(b) to the Trust’s Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980 is incorporated herein by reference.

4.3	Net Overriding Royalty Conveyance (Permian Basin Royalty Trust - Waddell Ranch) from Southland Royalty Company (now Burlington Resources Oil & Gas Company LP) to The First National Bank of Fort Worth (now Bank of America, N.A.), as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit (4)(c) to the Trust’s Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980 is incorporated herein by reference.

10.1	Registration Rights Agreement dated as of July 21, 2004 by and between Burlington Resources Inc. and Bank of America, N.A., as trustee of Permian Basin Royalty Trust, heretofore filed as Exhibit 10.1 to the Trust’s Quarterly Report on Form 10-Q to the Securities and Exchange Commission for the quarterly period ended June 30, 2004 is incorporated herein by reference.

10.2	Underwriting Agreement dated December 15, 2005 among the Permian Basin Royalty Trust, Burlington Resources, Inc., Burlington Resources Oil & Gas L.P. and Lehman Brothers Inc. and Wachovia Capital Markets, LLC as representatives of the several underwriters, heretofore filed as Exhibit 10.1 to the Trust’s current report on Form 8-K to the Securities and Exchange Commission filed on December 19, 2005, is incorporated herein by reference.

10.3	Underwriting Agreement dated August 2, 2005 among the Permian Basin Royalty Trust, Burlington Resources, Inc., Burlington Resources Oil & Gas L.P. and Goldman Sachs & Co. and Lehman Brothers Inc. as representatives of the several underwriters, heretofore filed as Exhibit 10.1 to the Trust’s current report on Form 8-K to the Securities and Exchange Commission filed on August 8, 2005, is incorporated herein by reference.

10.4	Underwriting Agreement dated August 17, 2006, among Permian Basin Royalty Trust, ConocoPhillips, Burlington Resources Oil & Gas Company LP and Lehman Brothers Inc. and Wachovia Capital Markets, LLC as representatives of the several underwriters heretofore filed as Exhibit 10.1 to the Trust’s current report on Form 8-K to the Securities and Exchange Commission filed on August 22, 2006, is incorporated herein by reference.

31.1	Certification by Ron E. Hooper, Senior Vice President and Trust Administrator of Bank of America, Trustee of Permian Basin Royalty Trust, dated November 4, 2013 and submitted pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate by Bank of America, Trustee of Permian Basin Royalty Trust, dated November 4, 2013 and submitted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

BANK OF AMERICA, N.A.,
TRUSTEE FOR THE
PERMIAN BASIN ROYALTY TRUST

By:	/s/ Ron E. Hooper
Ron E. Hooper
Senior Vice President
Trust Administrator

Date: November 4, 2013

(The Trust has no directors or executive officers.)

INDEX TO EXHIBITS

Exhibit Number	Exhibit

4.1	Permian Basin Royalty Trust Indenture dated November 3, 1980, between Southland Royalty Company (now Burlington Resources Oil & Gas Company LP) and The First National Bank of Fort Worth (now Bank of America, N.A.), as Trustee, heretofore filed as Exhibit (4)(a) to the Trust’s Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980 is incorporated herein by reference.*

4.2	Net Overriding Royalty Conveyance (Permian Basin Royalty Trust) from Southland Royalty Company (now Burlington Resources Oil & Gas Company LP) to The First National Bank of Fort Worth (now Bank of America, N.A.), as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit (4)(b) to the Trust’s Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980 is incorporated herein by reference.*

4.3	Net Overriding Royalty Conveyance (Permian Basin Royalty Trust - Waddell Ranch) from Southland Royalty Company (now Burlington Resources Oil & Gas Company LP) to The First National Bank of Fort Worth (now Bank of America, N.A.), as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit (4)(c) to the Trust’s Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980 is incorporated herein by reference.*

10.1	Registration Rights Agreement dated as of July 21, 2004 by and between Burlington Resources Inc. and Bank of America, N.A., as trustee of Permian Basin Royalty Trust, heretofore filed as Exhibit 10.1 to the Trust’s Quarterly Report on Form 10-Q to the Securities and Exchange Commission for the quarterly period ended June 30, 2004 is incorporated herein by reference.*

10.2	Underwriting Agreement dated December 15, 2005 among the Permian Basin Royalty Trust, Burlington Resources, Inc., Burlington Resources Oil & Gas L.P. and Lehman Brothers Inc. and Wachovia Capital Markets, LLC as representatives of the several underwriters, heretofore filed as Exhibit 10.1 to the Trust’s current report on Form 8-K to the Securities and Exchange Commission filed on December 19, 2005, is incorporated herein by reference.*

10.3	Underwriting Agreement dated August 2, 2005 among the Permian Basin Royalty Trust, Burlington Resources, Inc., Burlington Resources Oil & Gas L.P. and Goldman Sachs & Co. and Lehman Brothers Inc. as representatives of the several underwriters, heretofore filed as Exhibit 10.1 to the Trust’s current report on Form 8-K to the Securities and Exchange Commission filed on August 8, 2005, is incorporated herein by reference.*

10.4	Underwriting Agreement dated August 17, 2006, among Permian Basin Royalty Trust, ConocoPhillips, Burlington Resources Oil & Gas Company LP and Lehman Brothers Inc. and Wachovia Capital Markets, LLC as representatives of the several underwriters heretofore filed as Exhibit 10.1 to the Trust’s current report on Form 8-K to the Securities and Exchange Commission filed on August 22, 2006, is incorporated herein by reference.*

31.1	Certification by Ron E. Hooper, Senior Vice President and Trust Administrator of Bank of America, Trustee of Permian Basin Royalty Trust, dated November 4, 2013 and submitted pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate by Bank of America, Trustee of Permian Basin Royalty Trust, dated November 4, 2013 and submitted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

*	A copy of this Exhibit is available to any Unit holder, at the actual cost of reproduction, upon written request to the Trustee, U.S. Trust, Bank of America Private Wealth Management, 901 Main Street, Dallas, Texas 75202.