Form 10-K
period 2013-12-31
PERMIAN BASIN ROYALTY TRUST
filed 2014-03-03
CIK 319654

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑        No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐        No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐        No  ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $619,430,898.84.

At March 3, 2014, there were 46,608,796 Units of Beneficial Interest of the Trust outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

FORWARD LOOKING INFORMATION

Certain information included in this report contains, and other materials filed or to be filed by the Trust with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Trust) may contain or include, forward looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. Such forward looking statements may be or may concern, among other things, capital expenditures, drilling activity, development activities, production efforts and volumes, hydrocarbon prices and the results thereof, regulatory matters and the satisfaction or waiver of conditions to the Trustee’s resignation. Although the Trustee believes that the expectations reflected in such forward looking statements are reasonable, such expectations are subject to numerous risks and uncertainties and the Trustee can give no assurance that they will prove correct. There are many factors, none of which is within the Trustee’s control, that may cause such expectations not to be realized, including, among other things, factors such as actual oil and gas prices and the recoverability of reserves, capital expenditures, general economic conditions, actions and policies of petroleum-producing nations and other changes in the domestic and international energy markets and the factors identified under Item 1A, “Risk Factors.” Such forward looking statements generally are accompanied by words such as “estimate,” “expect,” “anticipate,” “goal,” “should,” “assume,” “believe,” or other words that convey the uncertainty of future events or outcomes.

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

On January 9, 2014, U.S. Trust, Bank of America Private Wealth Management gave notice to Unit holders that it will be resigning as Trustee subject to the conditions set forth below. Bank of America intends to nominate Southwest Bank, an independent state bank chartered under the laws of the State of Texas and headquartered in Fort Worth, Texas (“Southwest Bank”), as successor trustee at a meeting of Unit holders of the Trust to be called for the purpose of approving a successor trustee of the Trust. U.S. Trust, Bank of America Private Wealth Management’s resignation is conditioned on the satisfaction or waiver by U.S. Trust, Bank of America Private Wealth Management of each of the following: (i) the appointment of Southwest Bank as trustee of Sabine Royalty Trust (another royalty trust for which U.S. Trust, Bank of America Private Wealth Management currently serves as trustee); (ii) the appointment of Southwest Bank or another successor trustee as trustee of the Trust and five other royalty trusts for which U.S. Trust, Bank of America Private Wealth Management currently serves as trustee and as agent under a disbursing arrangement for which it currently serves as agent; (iii) the accuracy of certain representations and warranties and performance of certain agreements made by Southwest Bank in an agreement between U.S. Trust, Bank of America Private Wealth Management and Southwest Bank; and (iv) no governmental injunction, order or other action that would prohibit Southwest Bank’s appointment, U.S. Trust, Bank of America Private Wealth Management’s resignation or the other actions described above. The effective date of U.S. Trust, Bank of America Private Wealth Management’s resignation shall be May 30, 2014, assuming all of the conditions described above have been satisfied or waived as of such date.

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

Website/SEC Filings

Our Internet address is www.pbt-permianbasintrust.com. You can review, free of charge, the filings the Trust has made with respect to its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended. We shall post these reports to our Internet address as soon as reasonably practicable after we electronically file them with, or furnish them to, the SEC.

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

Production and development costs attributable to the Royalties are deducted in the calculation of the Trust’s share of net proceeds. Accordingly, higher or lower production and development costs will directly decrease or increase the amount received by the Trust from the Royalties. Production and development costs are impacted by increases in commodity prices, both directly, through commodity price dependent costs, such as electricity, and indirectly, as a result of demand driven increases in costs of oilfield goods and services. For example, the costs of electricity that will be included in production and development costs deducted in calculating the Trust’s share of 2014 net proceeds could increase compared to the electrical costs incurred during 2013 if higher fuel surcharges are charged by the third party electricity provider in response to any increased costs of natural gas consumed to generate the electricity. These increased costs could reduce the Trust’s share of 2014 net proceeds below the level that would exist if such costs remained at the level experienced in 2013. If production and development costs attributable to the Royalties exceed the gross proceeds related to production from the Underlying Properties, the Trust will not receive net proceeds until future proceeds from production exceed the total of the excess costs plus accrued interest during the deficit period. Development activities may not generate sufficient additional proceeds to repay the costs.

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

The Trust has not received any written comments from the Securities and Exchange Commission staff regarding its periodic or current reports under the Act not less than 180 days before December 31, 2013, which comments remain unresolved.

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

A production index for oil and gas properties is the number of years derived by dividing remaining reserves by current production. The production index for the Trust properties based on the reserve report prepared by independent petroleum engineers as of December 31, 2013, is approximately 17 years.

The following information under this Item 2 is based upon data and information, including audited computation statements, furnished to the Trustee by BROG and Riverhill Energy.

PRODUCING ACREAGE, WELLS AND DRILLING

Waddell Ranch Properties.    The net profits/overriding royalty interest in the Waddell Ranch properties is the largest asset of the Trust. The mineral interests in the Waddell Ranch, from which such net royalty interests are carved, vary from 37.5% (Trust net interest) to 50% (Trust net interest) in 78,715 gross (34,205 net) producing acres. A majority of the proved reserves are attributable to six fields: Dune, Sand Hills (Judkins), Sand Hills (McKnight), Sand Hills (Tubb), University-Waddell (Devonian) and Waddell. At December 31, 2013, the Waddell Ranch properties contained 907 gross (393 net) productive oil wells, 181 gross (75 net) productive gas wells and 332 gross (136 net) injection wells.

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

The Waddell Ranch properties are mature producing properties, and all of the major oil fields are currently being waterflooded for the purpose of facilitating enhanced recovery. Proved reserves and estimated future net revenues attributable to the properties are included in the reserve reports summarized below. BROG does not own the full working interest in any of the tracts constituting the Waddell Ranch properties and, therefore, implementation of any development programs will require approvals of other working interest holders as well as BROG. In addition, implementation of any development programs will be dependent upon oil and gas prices currently being received and anticipated to be received in the future. There were 14 gross (6.5 net) drill wells completed on the Waddell Ranch properties during 2013. At December 31, 2013, there were 8 drill wells and 4 workovers in progress on the Waddell Ranch properties. There were 2 (gross) drill wells completed on the Waddell Ranch properties during 2012. At December 31, 2012, there were 3 horizontal drill wells yet to be completed, no workovers in progress and 49 completed workover wells on the Waddell Ranch properties. In addition, a waterflood expansion project undertaken during 2012 on the Waddell Ranch properties included 2 new drill producing wells, 1 new drill injector well, 7 new conversion wells, 5 producing workover wells and 5 injector well workovers completed by December 31, 2012. There were 4 gross wells drilled and completed on the Waddell Ranch properties during 2011. At December 31, 2011 there were no drill wells and 13 workovers in progress on the Waddell Ranch properties.

BROG has advised the Trustee that the total amount of capital expenditures for 2013 with regard to the Waddell Ranch properties totaled $88.6 million. Capital expenditures include the cost of remedial and maintenance activities. This amount spent is approximately $5.3 million less than the budgeted amount projected by BROG for 2013.

BROG has advised the Trustee that the capital expenditures budget for 2014 totals approximately $76 million, of which approximately $30 million (gross) is attributable to the 2014 drilling program, $27 million (gross) to workovers and recompletions, and $13 million (gross) to facilities. The remaining $6 million is attributable to final completion of the projects and some minor water flood included in the 2013 budget. Accordingly, there is a 14% decrease in capital expenditures for 2014 as compared with the 2013 capital expenditures. The major reason for the variance is the decrease in the number of planned capital recompletions, new drills and facility work. There will be 16 (16 producers, 0 injectors) new drill wells and 36 recompletions in 2014 as compared to 24 vertical wells ($17.4 million net), 48 recompletions ($16.6 million net), facilities and base capital project costs of $6.7 million (net) and carryover costs of $2.7 million (net) in 2013 projected in last year’s budget.

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

Well Count and Acreage Summary.    The following table shows as of December 31, 2013, the gross and net producing wells and acres for the BROG interests. The net wells and acres are determined by multiplying the gross wells or acres by the BROG interests owner’s working interest in the wells or acres. Similar information is not available for the Riverhill Energy interests. There is no undeveloped acreage on the Waddell Ranch properties.

	Acres		Number of Wells
	Gross	Net	Gross	Net
BROG Interests	78,715	34,205	1,402	604

OIL AND GAS PRODUCTION

The Trust recognizes production during the month in which the related distribution is received. Production of oil and gas attributable to the Royalties and the Underlying Properties, the related average sales prices and the average production cost per unit of production attributable to the Underlying Properties for the three years ended December 31, 2013, excluding portions attributable to the adjustments discussed below, were as follows:

	Waddell Ranch Properties			Texas Royalty Properties			Total
	2013	2012	2011	2013	2012	2011	2013	2012	2011
Royalties:
Production
Oil (barrels)	60,579	205,377	293,983	321,368	311,066	277,315	381,947	516,443	571,298
Gas (Mcf)	250,327	1,111,166	1,762,003	442,665	443,408	410,151	692,992	1,554,574	2,172,154
Underlying Properties:
Production
Oil (barrels)	762,210	716,439	639,963	348,265	327,436	311,698	1,110,477	1,043,875	951,661
Gas (Mcf)	2,636,962	3,733,630	3,830,913	479,832	467,800	462,179	3,116,794	4,201,430	4,293,092
Average Sales Price
Oil/barrel	91.25	$94.49	$88.41	90.78	$91.48	$89.11	91.11	$92.68	$88.75
Gas/Mcf	4.97	6.32	7.43	7.94	8.90	10.38	5.43	7.05	7.98
Average Production Cost Oil/Gas BOE	12.64	$9.33	$11.14	9.16	$7.75	$9.32	11.72	$8.96	$10.72

Since the oil and gas sales attributable to the Royalties are based on an allocation formula that is dependent on such factors as price and cost (including capital expenditures), production amounts do not necessarily provide a meaningful comparison.

Waddell Ranch properties lease operating expense for 2013 was $26,123,404 (gross) and $19,592,553 (net). The lease operating expense increased 27% from 2012 to 2013 primarily because of repairs with NC4 that included ground issues, additional RTP jobs, road maintenance and Asset & Operating integrity inspections. Waddell Ranch lifting cost on a barrel of oil equivalent (BOE) basis was $12.64/bbl as compared to $9.33 in 2012 and $11.14 in 2011.

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

Cawley, Gillespie & Associates, Inc.’s reports are attached as exhibits to this Form 10-K. The following table presents a reconciliation of proved reserve quantities from January 1, 2011 through December 31, 2013 (in thousands):

	Waddell Ranch Properties		Texas Royalty Properties		Total
	Oil (Bbls)	Gas (Mcf)	Oil (Bbls)	Gas (Mcf)	Oil (Bbls)	Gas (Mcf)
January 1, 2011	2,977	16,892	3,201	5,568	6,178	22,460
Extensions, discoveries, and other additions	213	1,956	—	—	213	1,956
Revisions of previous estimates	237	(415)	175	(431)	412	(846)
Production	(324)	(1,942)	(277)	(410)	(601)	(2,352)

December 31, 2011	3,103	16,491	3,099	4,727	6,202	21,218
Extensions, discoveries, and other additions	294	1,424	—	—	294	1,424
Revisions of previous estimates	(36)	(1,960)	468	(882)	432	(2,842)
Production	(205)	(1,104)	(294)	(420)	(499)	(1,524)

December 31, 2012	3,156	14,851	3,273	3,425	6,429	18,276
Extensions, discoveries, and other additions	74	120	—	—	74	120
Revisions of previous estimates	(308)	(3,415)	297	85	(11)	(3,330)
Production	(61)	(302)	(309)	(425)	(370)	(727)

December 31, 2013	2,861	11,254	3,261	3,085	6,122	14,339

Estimated quantities of proved reserves and net cash flow as of December 31, 2013 are as follows:

	Waddell Ranch Properties
	Oil (Mstb)	Gas (Mcf)	Net Cash Flow, M$	10% Disc. Cash Flow, M$
Proved Developed Producing	2,299	9,394	$249,990	$165,114
Proved Developed Non-Producing	209	698	$21,871	$8,740

Proved Developed	2,508	10,092	$271,861	$173,854
Proved Undeveloped	353	1,162	$36,871	$12,101

Total Proved	2,861	11,254	$308,732	$185,955

	Texas Royalty Properties
	Oil (Mstb)	Gas (Mcf)	Net Cash Flow, M$	10% Disc. Cash Flow, M$
Proved Developed Producing	3,261	3,085	$306,894	$147,683
Proved Developed	3,261	3,085	$306,894	$147,683

Total Proved	3,261	3,085	$306,894	$147,683

	Total Waddell Ranch Plus Texas Royalty Properties
	Oil (Mstb)	Gas (Mcf)	Net Cash Flow, M$	10% Disc. Cash Flow, M$
Proved Developed Producing	5,560	12,479	$556,884	$312,797
Proved Developed Non-Producing	209	698	$21,871	$8,740

Proved Developed	5,769	13,177	$578,755	$321,537
Proved Undeveloped	353	1,162	$36,871	$12,101

Total Proved	6,122	14,339	$615,626	$333,638

Estimated quantities of proved developed reserves of oil and gas as of the dates indicated were as follows (in thousands):

	Oil (Barrels)	Gas (Mcf)
Proved Developed Reserves:
January 1, 2011	6,160	22,422
December 31, 2011	6,150	21,204
December 31, 2012	6,122	16,848
December 31, 2013	5,769	13,177

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

The 2013, 2012 and 2011 change in the standardized measure of discounted future net cash revenues related to future royalty income from proved reserves attributable to the Royalties discounted at 10% is as follows (in thousands):

	Waddell Ranch Properties			Texas Royalty Properties			Total
	2013	2012	2011	2013	2012	2011	2013	2012	2011
January 1	$203,560	$226,740	$192,014	$150,500	$153,621	$132,312	$354,060	$380,361	$324,326
Extensions, discoveries, and other additions	3,041	11,054	16,878	0	0	0	3,041	11,054	16,878
Accretion of discount	20,356	22,674	19,201	15,050	15,362	13,231	35,406	38,036	32,432
Revisions of previous estimates and other	(29,473)	(31,229)	35,508	12,358	10,969	35,799	(17,115)	(20,260)	71,307
Royalty income	(11,529)	(25,679)	(36,861)	(30,225)	(29,452)	(27,721)	(41,754)	(55,131)	(64,582)

December 31	$185,955	$203,560	$226,740	$147,083	$150,500	$153,621	$333,638	$354,060	$380,361

Average oil and gas prices of $96.78 per barrel and $3.666 per Mcf were used to determine the estimated future net revenues from the Waddell Ranch properties and the Texas Royalty properties, respectively, at

December 31, 2013. The downward revisions of both reserves and discounted future net cash flows for the Waddell Ranch properties and the Texas Royalty properties are primarily due to increased capital expenditures and a decline in the price of gas offset by stronger pricing for oil.

Average oil and gas prices of $94.71 per barrel and $2.75 per Mcf were used to determine the estimated future net revenues from the Waddell Ranch properties and the Texas Royalty properties, respectively, at December 31, 2012. The downward revisions of both reserves and discounted future net cash flows for the Waddell Ranch properties are primarily due to increased capital expenditures but offset by stronger pricing for oil and gas. The Texas Royalty Properties are revised upward due to the stronger pricing for oil.

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

The following presents estimated future net revenue and the present value of estimated future net revenue attributable to the Royalties, for each of the years ended December 31, 2013, 2012 and 2011 (in thousands):

	2013		2012		2011
	Estimated Future Net Revenue	Present Value at 10%	Estimated Future Net Revenue	Present Value at 10%	Estimated Future Net Revenue	Present Value at 10%
Total Proved
Waddell Ranch properties	$308,732	$185,955	$351,956	$203,560	$388,025	$226,740
Texas Royalty properties	306,894	147,683	310,577	150,500	318,140	153,621

Total	$615,626	$333,638	$662,533	$354,060	$706,165	$380,361

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

Environmental Regulation

Companies in the oil and gas industry are subject to stringent and complex federal, state and local laws and regulations governing the health and safety aspects of oil and gas operations, the management and discharge of materials into the environment, or otherwise relating to environmental protection. Those laws and regulations may impose numerous obligations that are applicable to the operations of the Underlying Properties, including the acquisition of a permit before conducting drilling or underground injection activities; the restriction on the types, quantities and concentrations of materials that can be released into the environment; the limitation or prohibition of drilling activities on certain lands lying within wilderness, wetlands, endangered species habitat, and other protected areas; the application of specific health and safety criteria addressing worker protection; and the imposition of substantial liabilities for pollution resulting from operations including waste generation, air emissions, water discharges and current and historical waste disposal practices. Failure to comply with these laws and regulations may result in the assessment of administrative, civil or criminal penalties; the imposition of investigatory or remedial obligations; and the issuance of injunctions limiting or preventing some or all of the operations. Under certain environmental laws and regulations, the operators of the Underlying Properties could also be subject to joint and several, strict liability for the removal or remediation of previously released materials or property contamination, in either case, whether at a drill site or a waste disposal facility, regardless of whether the operators were responsible for the release or contamination or if the operations were in compliance with all applicable laws at the time those actions were taken.

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

Beyond measuring and reporting, the EPA issued an “Endangerment Finding” under Section 202(a) of the Clean Air Act, concluding that greenhouse gas pollution threatens the public health and welfare of future generations. The EPA indicated that it will use data collected through the reporting rules to decide whether to promulgate future greenhouse gas emission limits. On April 17, 2012, the EPA issued a final rule that established new source performance standards for volatile organic compounds (“VOCs”) and sulfur dioxide, an air toxics standard for major sources of oil and natural gas production, and an air toxics standard for major sources of natural gas transmission and storage. Beginning January 1, 2015, all hydraulically fractured or refractured natural gas wells must be completed using so called “green completion” technology, which significantly reduces VOC emissions. Limiting emissions of VOCs will have the co-benefit of also limiting methane, a greenhouse gas. These regulations apply to natural gas wells that are hydraulically fractured, or refractured, and to storage tanks and other equipment.

Congress and various states, including Texas, have proposed or adopted legislation regulating or requiring disclosure of the chemicals in the hydraulic fracturing fluid that is used in the drilling operation. Hydraulic fracturing has historically been regulated by state oil and natural gas commissions. The EPA, however, has asserted federal regulatory authority over certain hydraulic fracturing activities involving diesel under the Safe Drinking Water Act (the “SDWA”). The EPA has issued permitting guidance for oil and natural gas hydraulic fracturing activities using diesel fuels. Under the guidance, EPA defined the term “diesel” to include five categories of oils, including some such as kerosene, that are not traditionally considered to be diesel.

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

Units of Beneficial Interest

Units of Beneficial Interest (“Units”) of the Trust are traded on the New York Stock Exchange with the symbol PBT. Quarterly high and low sales prices and the aggregate amount of monthly distributions paid each quarter during the Trust’s two most recent years were as follows:

	Sales Price		Distributions Paid
2013	High	Low
First Quarter	$14.50	$11.95	.143718
Second Quarter	14.32	12.15	.227866
Third Quarter	14.38	12.93	.267656
Fourth Quarter	15.94	12.78	.230112

Total for 2013			$.869352

2012	High	Low	Distributions Paid
First Quarter	$23.25	$19.70	$.431172
Second Quarter	23.12	16.49	.335929
Third Quarter	19.40	14.51	.192095
Fourth Quarter	15.45	12.01	.199002

Total for 2012			$1.158198

Approximately 1,170 Unit holders of record held the 46,608,796 Units of the Trust at December 31, 2013.

The Trust has no equity compensation plans and has not repurchased any Units during the period covered by this report.

Item 6.	Selected Financial Data

	For the Year Ended December 31,
	2013	2012	2011	2010	2009
Royalty income	$41,746,191	$55,131,010	$64,582,861	$65,265,303	$38,958,112
Distributable income	$40,519,731	$53,982,501	$63,409,123	$64,116,670	$37,695,948
Distributable income per Unit	$.87	$1.16	$1.36	$1.38	$.81
Distributions per Unit	$.87	$1.16	$1.36	$1.38	$.81
Total assets, December 31	$3,917,570	$3,399,942	$5,619,522	$5,552,130	$6,563,134

Computation of Royalty Income Received by the Trust

The Trust’s royalty income is computed as a percentage of the net profit from the operation of the properties in which the Trust owns net overriding royalty interests. The percentages of net profits are 75% and 95% in the cases of the Waddell Ranch properties and the Texas Royalty properties, respectively. Royalty income received by the Trust for the five years ended December 31, 2013, was computed as shown in the table on the next page.

	Year Ended December 31,
	2013		2012		2011		2010		2009
Gross Proceeds of Sales From the Underlying Properties:	Waddell Ranch Properties	Texas Royalty Properties	Waddell Ranch Properties	Texas Royalty Properties	Waddell Ranch Properties	Texas Royalty Properties	Waddell Ranch Properties	Texas Royalty Properties	Waddell Ranch Properties	Texas Royalty Properties
Oil Proceeds	$69,680,486	$31,616,260	$64,978,331	$29,826,637	$56,244,466	$27,614,845	$51,665,865	$22,993,347	$39,049,617	$16,859,369
Gas Proceeds	13,104,312	3,809,522	21,925,648	4,160,736	27,911,119	4,789,824	31,178,053	4,556,493	22,960,089	3,438,799

Other	5,415,627
Total	88,200,425	35,425,782	86,903,979	33,987,373	84,155,585	32,404,669	82,843,918	27,549,840	62,009,706	20,298,168

Less:
Severance Tax
Oil	2,941,805	1,178,972	2,688,534	1,088,059	2,302,526	1,018,930	2,006,922	687,170	1,414,303	603,461
Gas	11,587	204,770	1,242,516	121,940	1,474,315	257,307	1,557,553	241,242	1,255,967	201,144
Other	848,017	—	86,415	0	205,476	0	243,369	0	167,488	0
Lease Operating Expense and Property Tax
Oil and Gas	26,123,405	2,234,558	20,605,025	1,775,125	19,542,466	1,948,037	19,497,914	1,600,936	18,110,701	1,817,998
Capital Expenditures	42,903,501	—	28,032,985	—	11,482,154	—	4,210,379	—	11,506,147	—

Total	72,828,315	3,618,300	52,665,475	2,985,124	35,006,937	3,224,274	27,516,137	2,529,348	32,454,606	2,622,603

Net Profits	$15,372,110	$31,807,482	$34,238,504	$31,002,249	$49,148,648	$29,180,395	$55,327,781	$25,020,492	$29,555,100	$17,675,565
Net Overriding Royalty Interest	75%	95%	75%	95%	75%	95%	75%	95%	75%	95%

Total Royalty Income for Distribution	$11,529,083	$30,217,108	$25,678,876	$29,452,134	$36,861,486	$27,721,375	$41,495,836	$23,769,467	$22,166,325	$16,791,787

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

Trustee’s Discussion and Analysis for the Three-Year Period Ended December 31, 2013

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

Results of Operations

Royalty income received by the Trust for the three-year period ended December 31, 2013, is reported in the following table:

	Year Ended December 31,
Royalties	2013	2012	2011
Total Revenue	$41,746,191	$55,131,010	$64,582,861
	100%	100%	100%
Oil Revenue	32,990,150	44,435,232	48,148,810
	79%	81%	75%
Gas Revenue	8,756,041	10,695,778	16,434,051
	21%	19%	25%
Total Revenue/Unit	$.895672	$1.182846	$1.385636

Royalty income of the Trust for the calendar year is associated with actual oil and gas production for the period November of the prior year through October of the current year. Oil and gas sales for 2013, 2012 and 2011 for the Royalties and the Underlying Properties, excluding portions attributable to the adjustments discussed hereafter, are presented in the following table:

	Year Ended December 31,
Royalties	2013	2012	2011
Oil Sales (Bbls)	381,947	516,443	571,298
Gas Sales (Mcf)	692,992	1,554,574	2,172,154
Underlying Properties
Oil
Total Oil Sales (Bbls)	1,110,477	1,043,875	951,661
Average Per Day (Bbls)	3,042	2,852	2,607
Average Price/Bbl	$91.11	$90.82	$88.12
Gas
Total Gas Sales (Mcf)	3,116,794	4,201,430	4,293,092
Average Per Day (Mcf)	8,539	11,479	11,762
Average Price/Mcf	$5.43	$6.06	$7.62

The average price of oil increased to $91.11 per barrel in 2013, up from $90.82 per barrel in 2012. The average price of oil in 2011 was $88.12 per barrel. In addition, the average price of gas decreased from $6.06 per Mcf in 2012 to $5.43 per Mcf in 2013. The average price of gas in 2011 was $7.62 per Mcf. Oil prices have increased primarily because of world market conditions. Higher demand as a result of the ending of the U.S. recession and a slow growing global economy have caused crude oil prices to rise since the second half of 2009.

Oil prices are expected to remain volatile. Decreased domestic demand for gas and an over supply of domestic gas have decreased the base price for gas. However, gas liquids values remain stronger and keep the prices of gas stronger.

Subsequent to year end, the price of both oil and gas continued to fluctuate, giving rise to a correlating adjustment of the respective standardized measure of discounted future net cash flows. As of February 25, 2014, NYMEX posted oil prices were approximately $101.83 per barrel, which compared to the posted price of $96.78 per barrel, used to calculate the worth of future net revenue of the Trust’s proved developed reserves, would result in a larger standardized measure of discounted future net cash flows for oil. As of February 25, 2014, NYMEX posted gas prices were $5.206 per million British thermal units. The use of such price, as compared to the posted price of $3.666 per million British thermal units, used to calculate the future net revenue of the Trust’s proved developed reserves would result in a larger standardized measure of discounted future net cash flows for gas.

Since the oil and gas sales attributable to the Royalties are based on an allocation formula that is dependent on such factors as price and cost (including capital expenditures), production amounts do not necessarily provide a meaningful comparison. Total oil production decreased approximately 26% from 2012 to 2013 primarily due to increased capital expenditures allocation reducing volumes attributable to the Trust. Total gas production decreased approximately 31% from 2011 to 2012 primarily due to increased capital expenditures allocation reducing volumes attributable to the Trust.

On May 2, 2011, ConocoPhillips, as the parent company of BROG, the operator of the Waddell Ranch properties, notified the Trustee that as a result of inaccuracies in ConocoPhillips’ accounting and record keeping relating to the Trust’s interest in proceeds from the gas plant production since January 2007, ConocoPhillips overpaid the Trust approximately $5.9 million initially. ConocoPhillips withheld $4.5 million from the proceeds for 2011 pending completions to the corrections of the accounting procedures. Beginning with the October 2012 distribution, previously withheld proceeds of $4.5 million were reimbursed by ConocoPhillips to the Trust ($4.0 million and $0.5 million in 2013 and 2012, respectively). ConocoPhillips has adjusted the monthly royalty payments to the Trust since October 2012 by the related reimbursed amounts to reflect ConocoPhillips’ ongoing correction of past and current production and royalty allocations and the payment of the previously withheld proceeds. The Trust’s reported royalty income for the years ended December 31, 2013 and 2012 was not significantly impacted by these offsetting amounts. The Trustee is continuing to evaluate the matter.

Total capital expenditures in 2013 used in the net overriding royalty calculation were approximately $42.9 million (gross) compared to $65.8 million (gross) in 2012 and $11.48 million (gross) in 2011. The operator of the Waddell Ranch properties has informed the Trustee that, in order to halt the production decline curve and to exploit the remaining potential of the Trust’s assets more fully, a more aggressive, robust capital expenditure budget will be necessary in the future and is being pursued.

During 2013, there were 18 (gross) vertical wells drilled on the Waddell Ranch properties with 10 such wells completed. There were also 3 (gross) horizontal wells that were completed during 2013 that had been drilled the prior year. The vertical wells were completed in 2-4 frac stages with initial production rates of 140 BOEPD. The horizontal wells were completed with on average 8 of 12 planned frac stages with initial production rates of 112 BOEPD. The remaining eight vertical wells have not been completed but are expected to be completed in the first quarter of 2014. Actual costs for this program were approximately $28.6 million (gross) with approximately $4.8 million required to complete the eight remaining vertical wells.

Texas law requires all temporarily abandoned wells to be either worked over and recompleted to functional status or permanently plugged and abandoned within a five year time frame. The Waddell Ranch properties contain over 700 such temporarily abandoned wells. In 2013, there were 57 recompletion wells completed and 15 wells permanently plugged on the Waddell Ranch properties. Actual costs for this program in 2013 approximated $39.7 million (gross). The new drills and recompletions, on average, provided a total of an additional 3,278 BOEPD as of December 2013.

A waterflood expansion program was initiated in 2012, which included 2 new producing wells, 1 new injector well, 3 reactivated workover wells, 7 conversions to injector wells, 1 workover of existing injector well and 2 workover wells into producing wells within the Grayburg formation. As of December 31, 2013, this program was complete with a total cost of approximately $12.4 million (gross) spent over the 2 year period. The 2013 budget also called for approximately $15.4 million (gross) to be spent on facilities, infrastructure and miscellaneous expenditures. During 2013, eight different battery/satellite facilities were upgraded so not all of the original funds budgeted for facilities, etc were spent. The operator expected net actual costs to the Trust’s interest for 2013 to be approximately $43.5 million. Most of these expenditures had been incurred and accounted for through the distributions made from the Trust during 2013 and the first quarter of 2014.

The operator has advised the Trustee that the proposed budget for 2014 will be $76 million (gross) and $3.5 million (net). The 2014 budget will include amounts to be spent on 16 vertical wells, 36 wells to be worked over and completed, additional facilities and infrastructure improvements and the completion of projects begun in 2013, spending about $19 million on this.

In 2013, lease operating expense and property taxes on the Waddell Ranch properties amounted to approximately $26.1 million. In 2012, lease operating expense and property taxes on the Waddell Ranch properties amounted to approximately $20.6 million. In 2011, lease operating expense and property taxes on the Waddell Ranch properties amounted to approximately $19.5 million.

The Trustee has been advised by BROG that since June 2006, the oil from the Waddell Ranch has been marketed by ConocoPhillips by soliciting bids from third parties on an outright sale basis of production listed in bid packages.

During 2013, the monthly royalty receipts were invested by the Trustee until the monthly distribution date, and earned interest totaled $472. Interest income for 2012 and 2011 was $734 and $636, respectively.

General and administrative expenses in 2013 were $1,226,932 compared to $1,149,243 in 2012 and $1,174,374 in 2011, primarily due to timing of expenses.

Distributable income for 2013 was $40,519,731 or $.869358 per Unit.

Distributable income for 2012 was $53,982,501 or $1.158198 per Unit.

Distributable income for 2011 was $63,409,123 or $1.360448 per Unit.

Results of the Fourth Quarters of 2013 and 2012

Royalty income received by the Trust for the fourth quarter of 2013 amounted to $10,947,691 or $.234885 per Unit. For the fourth quarter of 2012, the Trust received royalty income of $9,446,069 or $.199002 per Unit. Interest income for the fourth quarter of 2013 amounted to $119 compared to $88 for the fourth quarter of 2012. The increase in interest income can be attributed primarily to an increase of funds available. General and administrative expenses totaled $222,491 for the fourth quarter of 2013 compared to $170,818 for the fourth quarter of 2012. The increase in expenses related to an increase in professional expenses.

Royalty income for the Trust for the fourth quarter is associated with actual oil and gas production during August through October from the Underlying Properties. Oil and gas sales attributable to the Royalties and the Underlying Properties for the quarter and the comparable period for 2012 are as follows:

	Fourth Quarter
	2013	2012
Royalties
Oil Sales (Bbls)	97,769	96,375
Gas Sales (Mcf)	180,002	209,839
Underlying Properties
Total Oil Sales (Bbls)	287,718	263,067
Average Per Day (Bbls)	3,127	2,859
Average Price/Bbls	$103.93	$87.54
Total Gas Sales (Mcf)	655,397	987,571
Average Per Day (Mcf)	7,124	10,734
Average Price/Mcf	$7.44	$5.03

The posted price of oil increased for the fourth quarter of 2013 compared to the fourth quarter of 2012, resulting in an average price per barrel of $103.93 compared to $87.54 in the same period of 2012. The average price of gas increased for the fourth quarter of 2013 compared to the same period in 2012, resulting in an average price per Mcf of $7.44 compared to $5.03 in the fourth quarter of 2012.

The Trustee has been advised that oil sales increased in the fourth quarter of 2013 compared to the same period in 2012 primarily due to market demand and increase of production. Gas sales from the Underlying Properties decreased in the fourth quarter of 2013 compared to the same period in 2012 due to market demands.

The Trust has been advised that 10 wells were drilled and completed during the three months ended December 31, 2013, and there were 2 wells in progress.

Use of Estimates

The preparation of financial statements in conformity with the basis of accounting described above requires management to make estimates and assumptions that affect reported amounts of certain assets, liabilities, revenues and expenses as of and for the reporting periods. Actual results may differ from such estimates.

Impairment

The Trustee routinely reviews its royalty interests in oil and gas properties for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If an impairment event occurs and it is determined that the carrying value of the Trust’s royalty interests may not be recoverable, an impairment will be recognized as measured by the amount by which the carrying amount of the royalty interests exceeds the fair value of these assets, which would likely be measured by discounting projected cash flows. There was no impairment of the assets as of December 31, 2013.

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

Tabular Disclosure of Contractual Obligations.

	Total	Less than 1 Year	Payments Due by Period		More than 5 Years
Contractual Obligations			1 - 3 Years	3 - 5 Years
Distribution payable to Unit holders	$3,136,698	$3,136,698	$0	$0	$0
Total	$3,136,698	$3,136,698	$0	$0	$0

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Unit Holders of Permian Basin Royalty Trust and

Bank of America, N.A., Trustee:

Dallas, Texas

We have audited the accompanying statements of assets, liabilities, and trust corpus of Permian Basin Royalty Trust (the “Trust”) as of December 31, 2013 and 2012, and the related statements of distributable income and changes in trust corpus for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Trustee. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the assets, liabilities and trust corpus of the Trust at December 31, 2013 and 2012, and the distributable income and changes in trust corpus for each of the three years in the period ended December 31, 2013, on the basis of accounting described in Note 2.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Trust’s internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control — Integrated Framework 1992 issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 3, 2014 expressed an unqualified opinion on the Trustee’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Dallas, TX

March 3, 2014

PERMIAN BASIN ROYALTY TRUST

FINANCIAL STATEMENTS

STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	December 31,
	2013	2012
ASSETS
Cash and Short-term Investments	$3,136,698	$2,573,993
Net Overriding Royalty Interests in Producing Oil and Gas Properties — Net (Notes 2 and 3)	780,872	825,949

Total	$3,917,570	$3,399,942

LIABILITIES AND TRUST CORPUS
Distribution Payable to Unit Holders	$3,136,698	$2,573,993
Commitments and Contingencies (Note 8)
Trust Corpus — 46,608,796 Units of Beneficial Interest Authorized and Outstanding	780,872	825,949

Total	$3,917,570	$3,399,942

STATEMENTS OF DISTRIBUTABLE INCOME

	For the years ended December 31,
	2013	2012	2011
Royalty Income (Notes 2 and 3)	$41,746,191	$55,131,010	$64,582,861
Interest Income	472	734	636

	41,746,663	55,131,744	64,583,497
Expenditures — General and Administrative	1,226,932	1,149,243	1,174,374

Distributable Income	$40,519,731	$53,982,501	$63,409,123

Distributable Income per Unit (46,608,796 Units)	$.87	$1.16	$1.36

Distributions per Unit	$.87	$1.16	$1.36

The accompanying notes to financial statements are an integral part of these statements.

STATEMENTS OF CHANGES IN TRUST CORPUS

	For the years ended December 31,
	2013	2012	2011
Trust Corpus, Beginning of Year	$825,949	$891,576	$971,207
Amortization of Net Overriding Royalty Interests (Notes 2 and 3)	(45,077)	(65,627)	(79,631)
Distributable Income	40,519,731	53,982,501	63,409,123
Distributions Declared	(40,519,731)	(53,982,501)	(63,409,123)

Trust Corpus, End of Year	$780,872	$825,949	$891,576

The accompanying notes to financial statements are an integral part of these statements.

NOTES TO FINANCIAL STATEMENTS

1.	Trust Organization and Provisions

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

On January 9, 2014, U.S. Trust, Bank of America Private Wealth Management gave notice to Unit holders that it will be resigning as Trustee subject to the conditions set forth below. Bank of America intends to nominate Southwest Bank, an independent state bank chartered under the laws of the State of Texas and headquartered in Fort Worth, Texas (“Southwest Bank”), as successor trustee at a meeting of Unit holders of the Trust to be called for the purpose of approving a successor trustee of the Trust. U.S. Trust, Bank of America Private Wealth Management’s resignation is conditioned on the satisfaction or waiver by U.S. Trust, Bank of America Private Wealth Management of each of the following: (i) the appointment of Southwest Bank as trustee of Sabine Royalty Trust (another royalty trust for which U.S. Trust, Bank of America Private Wealth Management currently serves as trustee); (ii) the appointment of Southwest Bank or another successor trustee as trustee of the Trust and five other royalty trusts for which U.S. Trust, Bank of America Private Wealth Management currently serves as trustee and as agent under a disbursing arrangement for which it currently serves as agent; (iii) the accuracy of certain representations and warranties and performance of certain agreements made by Southwest Bank in an agreement between U.S. Trust, Bank of America Private Wealth Management and Southwest Bank; and (iv) no governmental injunction, order or other action that would prohibit Southwest Bank’s appointment, U.S. Trust, Bank of America Private Wealth Management’s resignation or the other actions described above. The effective date of U.S. Trust, Bank of America Private Wealth Management’s resignation shall be May 30, 2014, assuming all of the conditions described above have been satisfied or waived as of such date.

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

Impairment

The Trustee routinely reviews its royalty interests in oil and gas properties for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If an impairment event occurs and it is determined that the carrying value of the Trust’s royalty interests may not be recoverable, an impairment will be recognized as measured by the amount by which the carrying amount of the royalty interests exceeds the fair value of these assets, which would likely be measured by discounting projected cash flows. There was no impairment of the assets as of December 31, 2013.

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

The initial carrying value of the Royalties ($10,975,216) represented Southland Royalty Company’s historical net book value at the date of the transfer to the Trust. Accumulated amortization as of December 31, 2013 and 2012 was $10,194,344 and $10,149,267, respectively.

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

Because the Trust is a grantor trust for federal tax purposes, each Unit holder is taxed directly on his proportionate share of income, deductions and credits of the Trust consistent with each such Unit holder’s taxable year and method of accounting and without regard to the taxable year or method of accounting employed by the Trust. The income of the Trust consists primarily of a specified share of the proceeds from the sale of oil and gas produced from the Underlying Properties. During 2013, the Trust also earned interest income on funds held for distribution and the cash reserve maintained for the payment of contingent and future obligations of the Trust.

The deductions of the Trust consist of severance taxes and administrative expenses. In addition, each Unit holder is entitled to depletion deductions because the Royalties constitute “economic interests” in oil and gas properties for federal income tax purposes. Each Unit holder is entitled to amortize the cost of the Units through cost depletion over the life of the Royalties or, if greater, through percentage depletion equal to 15 percent of gross income. Unlike cost depletion, percentage depletion is not limited to a Unit holder’s depletable tax basis in the Units. Rather, a Unit holder is entitled to a percentage depletion deduction as long as the applicable Underlying Properties generate gross income. Percentage depletion is allowed on proven properties acquired after October 11, 1990. For Units acquired after such date, Unit holders would normally compute both percentage depletion and cost depletion from each property and claim the larger amount as a deduction on their income tax returns. The Trustee has estimated the cost depletion for January through December 2013, and it appears that percentage depletion will exceed cost depletion for some of the Unit holders.

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

Unit holders of record will continue to receive an individualized tax information letter for each of the quarters ending March 31, June 30 and September 30, 2014, and for the year ending December 31, 2014. Unit holders owning Units in nominee may obtain monthly tax information from the Trustee upon request. See discussion above regarding certain reporting requirements imposed upon middlemen under U.S. Treasury Regulations because the Trust is considered a WHIFT for federal income tax purposes.

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

Pursuant to the Foreign Account Tax Compliance Act (commonly referred to as “FATCA”), distributions from the Trust to “foreign financial institutions” and certain other “non-financial foreign entities” may be subject to U.S. withholding taxes. Specifically, certain “withholdable payments” (including certain royalties, interest and other gains or income from U.S. sources) made to a foreign financial institution or non-financial foreign entity will generally be subject to the withholding tax unless the foreign financial institution or non-financial foreign entity complies with certain information reporting, withholding, identification, certification and related requirements imposed by FATCA. Foreign financial institutions located in jurisdictions that have an intergovernmental agreement with the United States governing FATCA may be subject to different rules.

The Treasury Department recently issued guidance providing that the FATCA withholding rules described above generally will only apply to qualifying payments made after June 30, 2014. Foreign Unit holders are encouraged to consult their own tax advisors regarding the possible implications of these withholding provisions on their investment in Trust Units.

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

	Total
	Oil (Bbls)	Gas (Mcf)
January 1, 2011	6,178	22,460
Extensions, discoveries, and other additions	213	1,956
Revisions of previous estimates	412	(846)
Production	(601)	(2,352)

December 31, 2011	6,202	21,218
Extensions, discoveries, and other additions	294	1,424
Revisions of previous estimates	432	(2,842)
Production	(499)	(1,524)

December 31, 2012	6,429	18.276
Extensions, discoveries, and other additions	74	120
Revisions of previous estimates	(11)	(3,330)
Production	(370)	(727)

December 31, 2013	6,122	14,339

Estimated quantities of proved developed reserves of oil and gas as of the dates indicated were as follows (in thousands):

	Oil (Barrels)	Gas (Mcf)
Proved Developed Reserves:
January 1, 2011	6,160	22,422
December 31, 2011	6,150	21,204
December 31, 2012	6,122	16,848
December 31, 2013	5,769	13,177

Disclosure of a Standardized Measure of Discounted Future Net Cash Flows

The following is a summary of a standardized measure (in thousands) of discounted future net cash flows related to the Trust’s total proved oil and gas reserve quantities. Information presented is based upon valuation of proved reserves by using discounted cash flows based upon average oil and gas prices ($96.78 per bbl and $3.666 per Mcf, respectively) during the 12-month period prior to the fiscal year-end, determined as an unweighted arithmetic average of the first-day-of-the-month price for each month within such period, unless prices are defined by contractual arrangements, excluding escalations based upon future conditions and severance and ad valorem taxes, if any, and economic conditions, discounted at the required rate of 10 percent. As the Trust is not subject to taxation at the trust level, no provision for income taxes has been made in the following disclosure. Trust prices may differ from posted NYMEX prices due to differences in product quality and property location. The impact of changes in current prices on reserves could vary significantly from year to year. Accordingly, the information presented below should not be viewed as an estimate of the fair market value of the Trust’s oil and gas properties nor should it be viewed as indicative of any trends.

December 31,	2013	2012	2011
Future net cash inflows	$615,626	$662,533	$706,165
Discount of future net cash flows @ 10%	(281,988)	(308,473)	(325,804)

Standardized measure of discounted future net cash inflows	$333,638	$354,060	$380,361

The change in the standardized measure of discounted future net cash flows for the years ended December 31, 2013, 2012 and 2011 is as follows (in thousands):

	Total
	2013	2012	2011
January 1	$354,060	$380,361	$324,326
Extensions, discoveries, and other additions	3,041	11,054	16,878
Accretion of discount	35,406	38,036	32,432
Revisions of previous estimates and other	(17,123)	(20,260)	71,307
Royalty income	(41,746)	(55,131)	(64,582)

December 31	$333,638	$354,060	$380,361

Subsequent to year end, the price of both oil and gas continued to fluctuate, giving rise to a correlating adjustment of the respective standardized measure of discounted future net cash flows. As of February 25, 2014, NYMEX posted oil prices were approximately $101.83 per barrel, which compared to the posted price of $96.78 per barrel, used to calculate the worth of future net revenue of the Trust’s proved developed reserves, would result in a larger standardized measure of discounted future net cash flows for oil. As of February 25, 2014, NYMEX posted gas prices were $5.206 per million British thermal units. The use of such price, as compared to the posted price of $3.666 per million British thermal units, used to calculate the future net revenue of the Trust’s proved developed reserves would result in a larger standardized measure of discounted future net cash flows for gas.

6.	Quarterly Schedule of Distributable Income (Unaudited)

The following is a summary of the unaudited quarterly schedule of distributable income for the two years ended December 31, 2013 (in thousands, except per Unit amounts):

2013	Royalty Income	Distributable Income	Distributable Income and Distribution Per Unit
First Quarter	$7,023	$6,699	$.143718
Second Quarter	11,155	10,621	.227866
Third Quarter	12,621	12,475	.267656
Fourth Quarter	10,947	10,724	.230112

Total	$41,746	$40,519	$.869352

2012	Royalty Income	Distributable Income	Distributable Income and Distribution Per Unit
First Quarter	$20,422	$20,096	$.431172
Second Quarter	16,142	15,657	.335929
Third Quarter	9,121	8,953	.192095
Fourth Quarter	9,446	9,275	.199002

Total	$55,131	$53,981	$1.158198

7.	State Tax Considerations

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

On May 2, 2011, ConocoPhillips, as the parent company of BROG, the operator of the Waddell Ranch properties, notified the Trustee that as a result of inaccuracies in ConocoPhillips’ accounting and record keeping relating to the Trust’s interest in proceeds from the gas plant production since January 2007, ConocoPhillips overpaid the Trust approximately $5.9 million initially. ConocoPhillips withheld $4.5 million from the proceeds for 2011 pending completions to the corrections of the accounting procedures. Beginning with the October 2012 distribution, previously withheld proceeds of $4.5 million were reimbursed by ConocoPhillips to the Trust ($4.0 million and $0.5 million in 2013 and 2012, respectively). ConocoPhillips has adjusted the monthly royalty payments to the Trust since October 2012 by the related reimbursed amounts to reflect ConocoPhillips’ ongoing correction of past and current production and royalty allocations and the payment of the previously withheld proceeds. The Trust’s reported royalty income for the years ended December 31, 2013 and 2012 was not significantly impacted by these offsetting amounts. The Trustee is continuing to evaluate the matter.

9.	Subsequent Events

Subsequent to December 31, 2013, the Trust declared the following distributions:

Monthly Record Date	Payment Date	Distribution per Unit
January 31, 2014	February 14, 2014	$.050812
February 28, 2014	March 14, 2014	$.091691

* * * * *

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures.

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

Changes in Internal Control over Financial Reporting

There has not been any change in the Trust’s internal control over financial reporting during the fourth quarter of 2013 that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting.

Trustee’s Report on Internal Control Over Financial Reporting

The Trustee is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Securities and Exchange Act of 1934, as amended. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with the modified cash basis of accounting. The Trustee conducted an evaluation of the effectiveness of the Trust’s internal control over financial reporting based on the criteria established in Internal Control-Integrated Framework 1992 issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Trustee’s evaluation under the framework in Internal Control-Integrated Framework 1992, the Trustee concluded that the Trust’s internal control over financial reporting was effective as of December 31, 2013. The independent registered public accounting firm of Deloitte & Touche LLP, as auditors of the statements of assets, liabilities, and trust corpus, and the related statements of distributable income and changes in trust corpus for the year ended December 31, 2013, has issued an attestation report on the Trust’s internal control over financial reporting, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Unit Holders of Permian Basin Royalty Trust and

Bank of America, N.A., Trustee

Dallas, Texas

We have audited the internal control over financial reporting of Permian Basin Royalty Trust (the “Trust”) as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework 1992 issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Trustee is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Trustee’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Trust’s internal control over financial reporting based on our audit.

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

In our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control — Integrated Framework 1992 issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statements of assets, liabilities and trust corpus of the Trust as of December 31, 2013, and the related statements of distributable income and changes in trust corpus for the year ended December 31, 2013, which financial statements have been prepared on the modified cash basis of accounting as described in Note 2 to such financial statements, and our report dated March 3, 2014 expressed an unqualified opinion on those financial statements.

/S/ DELOITTE & TOUCHE LLP

Dallas, TX

March 3, 2014

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

The Trust has no directors or officers and based solely on its review of the reports received by it, the Trust believes that during the fiscal year of 2013, no person who was a beneficial owner of more than ten percent the Trust’s Units failed to file on a timely basis any report required by Section 16(a).

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

Item 11.	Executive Compensation

During the years ended December 31, 2013, 2012 and 2011, the Trustee received total remuneration as follows:

Name of Individual or Number of Persons in Group	Cash Compensation		Year
Bank of America, N.A., Trustee	$65,292	(1)	2013
	$66,063	(1)	2012
	$70,039	(1)	2011

(1)	Under the Trust Indenture, the Trustee is entitled to an administrative fee for its administrative services, preparation of quarterly and annual statements with attention to tax and legal matters of: (i) 1/20 of 1% of the first $100 million and (ii) Trustee’s standard hourly rate in excess of 300 hours annually. The administrative fee is subject to reduction by a credit for funds provision.

COMPENSATION COMMITTEE

Because the Trust has no directors, it does not have a compensation committee, and the Trust has not engaged any consultants to provide advice or recommendations on the amount or form of compensation.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a) Security Ownership of Certain Beneficial Owners.    Based solely on a review of statements filed with the SEC pursuant to Section 13(d) or 13(g) of the Securities Exchange Act of 1934, as amended, the Trustee is not aware of any person owning beneficially more than 5% of the outstanding Units of the Trust as of December 31, 2013.

(b) Security Ownership of Management.    The Trustee does not beneficially own any securities of the Trust. In various fiduciary capacities, Bank of America, N.A. owned as of December 31, 2013, an aggregate of 993,582 Units with no right to vote all of these Units, shared right to vote none of these Units and sole right to vote none of these Units. Bank of America, N.A., disclaims any beneficial interests in these Units. The number of Units reflected in this paragraph includes Units held by all branches of Bank of America, N.A.

(c) Change In Control.    The Trustee knows of no arrangements which may subsequently result in a change in control of the Trust.

(d) Securities Authorized for Issuance under Equity Compensation Plans.    The Trust has no equity compensation plans.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The Trust has no directors or executive officers. See Item 11 for the remuneration received by the Trustee during the years ended December 31, 2013, 2012 and 2011 and Item 12(b) for information concerning Units owned by Bank of America, N.A. in various fiduciary capacities.

Item 14.	Principal Accounting Fees and Services.

Fees for services performed by Deloitte & Touche LLP for the years ended December 31, 2013 and 2012 are:

	2013	2012
Audit Fees	$128,275	$98,000
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—

Total	$128,275	$98,000

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

Date: March 3, 2014

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