Form 10-Q
period 2014-03-31
PERMIAN BASIN ROYALTY TRUST
filed 2014-05-12
CIK 319654

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period ended March 31, 2014

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

Number of Units of beneficial interest of the Trust outstanding at May 12, 2014: 46,608,796.

PERMIAN BASIN ROYALTY TRUST

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The condensed financial statements included herein have been prepared by Bank of America, N.A. as Trustee for the Permian Basin Royalty Trust, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed interim financial statements and notes thereto be read in conjunction with the financial statements and the notes thereto included in the Trust’s latest annual report on Form 10-K. In the opinion of the Trustee, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the assets, liabilities and trust corpus of the Permian Basin Royalty Trust at March 31, 2014, the distributable income for the three-month periods ended March 31, 2014 and 2013 and the changes in trust corpus for the three-month periods ended March 31, 2014 and 2013, have been included. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

The condensed interim financial statements as of March 31, 2014 and for the three month periods ended March 31, 2014 and 2013, included herein, have been reviewed by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report appearing herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Unit Holders of Permian Basin Royalty Trust and

Bank of America, N.A., Trustee

Dallas, Texas

We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of Permian Basin Royalty Trust (the “Trust”) as of March 31, 2014, and the related condensed statements of distributable income for the three-month periods ended March 31, 2014 and 2013 and changes in trust corpus for the three-month periods ended March 31, 2014 and 2013. These condensed financial statements are the responsibility of the Trustee.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statement of assets, liabilities, and trust corpus of Permian Basin Royalty Trust as of December 31, 2013, and the related statements of distributable income and changes in trust corpus for the year then ended (not presented herein); and in our report dated March 3, 2014, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed statement of assets, liabilities, and trust corpus as of December 31, 2013, is fairly stated, in all material respects, in relation to the statement of assets, liabilities and trust corpus from which it has been derived.

/s/ Deloitte & Touche LLP

Dallas, Texas

May 12, 2014

PERMIAN BASIN ROYALTY TRUST

CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

(UNAUDITED)

	March 31, 2014 (Unaudited)	December 31, 2013
ASSETS
Cash and short-term investments	$5,058,439	$3,136,698
Net overriding royalty interests in producing oil and gas properties (net of accumulated amortization of $10,208,718 and $10,194,344 at March 31, 2014 and December 31, 2013, respectively)	766,498	780,872

TOTAL ASSETS	$5,824,937	$3,917,570

LIABILITIES AND TRUST CORPUS
Distribution payable to Unit holders	$5,058,439	$3,136,698
Commitments and contingencies (Note 6)	—	—
Trust corpus – 46,608,796 Units of beneficial interest authorized and outstanding	766,498	780,872

TOTAL LIABILITIES AND TRUST CORPUS	$5,824,937	$3,917,570

The accompanying notes to condensed financial statements are an integral part of these statements.

PERMIAN BASIN ROYALTY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

	THREE MONTHS ENDED March 31, 2014	THREE MONTHS ENDED March 31, 2013
Royalty income	$12,135,107	$7,023,046
Interest income	63	196

	12,135,170	7,023,242
General and administrative expenditures	(434,775)	(324,648)

Distributable income	$11,700,395	$6,698,594

Distributable income per Unit (46,608,796 Units)	$.25	$.14

The accompanying notes to condensed financial statements are an integral part of these statements.

PERMIAN BASIN ROYALTY TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

	THREE MONTHS ENDED March 31, 2014	THREE MONTHS ENDED March 31, 2013
Trust corpus, beginning of period	$780,872	$825,949
Amortization of net overriding royalty interests	(14,374)	(9,572)
Distributable income	11,700,395	6,698,594
Distributions declared	(11,700,395)	(6,698,594)

Total Trust Corpus, end of period	$766,498	$816,377

Distributions per Unit	$.25	$.14

The accompanying notes to condensed financial statements are an integral part of these statements.

PERMIAN BASIN ROYALTY TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1.	TRUST ORGANIZATION AND PROVISIONS

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

On January 9, 2014, U.S. Trust, Bank of America Private Wealth Management gave notice to Unit holders that it will be resigning as Trustee subject to the conditions set forth below. Bank of America nominated Southwest Bank, an independent state bank chartered under the laws of the State of Texas and headquartered in Fort Worth, Texas (“Southwest Bank”), as successor trustee at a meeting of Unit holders of the Trust called for May 23, 2014 for the purpose of approving a successor trustee of the Trust. U.S. Trust, Bank of America Private Wealth Management’s resignation is conditioned on the satisfaction or waiver by U.S. Trust, Bank of America Private Wealth Management of each of the following: (i) the appointment of Southwest Bank as trustee of Sabine Royalty Trust (another royalty trust for which U.S. Trust, Bank of America Private Wealth Management currently serves as trustee); (ii) the appointment of Southwest Bank or another successor trustee as trustee of the Trust and five other royalty trusts for which U.S. Trust, Bank of America Private Wealth Management currently serves as trustee and as agent under a disbursing arrangement for which it currently serves as agent; (iii) the accuracy of certain representations and warranties and performance of certain agreements made by Southwest Bank in an agreement between U.S. Trust, Bank of America Private Wealth Management and Southwest Bank; and (iv) no governmental injunction, order or other action that would prohibit Southwest Bank’s appointment, U.S. Trust, Bank of America Private Wealth Management’s resignation or the other actions described above. The effective date of U.S. Trust, Bank of America Private Wealth Management’s resignation shall be May 30, 2014, assuming all of the conditions described above have been satisfied or waived as of such date.

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

Impairment

The Trustee routinely reviews its royalty interests in oil and gas properties for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If an impairment event occurs and it is determined that the carrying value of the Trust’s royalty interests may not be recoverable, an impairment will be recognized as measured by the amount by which the carrying amount of the royalty interests exceeds the fair value of these assets, which would likely be measured by discounting projected cash flows. There was no impairment of the assets as of March 31, 2014.

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

The Royalties constitute “economic interests” in oil and gas properties for federal income tax purposes. Unit holders must report their share of the revenues from the Royalties as ordinary income from oil and gas royalties and are entitled to claim depletion with respect to such income. During the first quarter of 2014, the Trust also incurred administration expenses and earned interest income on funds held for distribution and for the cash reserve maintained for the payment of contingent and future obligations of the Trust.

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

On May 2, 2011, ConocoPhillips, as the parent company of BROG, the operator of the Waddell Ranch properties, notified the Trustee that as a result of inaccuracies in ConocoPhillips’ accounting and record keeping relating to the Trust’s interest in proceeds from the gas plant production since January 2007, ConocoPhillips overpaid the Trust approximately $5.9 million initially. ConocoPhillips withheld $4.5 million from the proceeds for 2011 pending completions to the corrections of the accounting procedures. Beginning with the October 2012 distribution, previously withheld proceeds of $4.5 million were reimbursed by ConocoPhillips to the Trust ($4.0 million and $0.5 million in 2013 and 2012, respectively). ConocoPhillips has adjusted the monthly royalty payments to the Trust since October 2012 by the related reimbursed amounts to reflect ConocoPhillips’ ongoing correction of past and current production and royalty allocations and the payment of the previously withheld proceeds. The Trust’s reported royalty income for the three months ended March 31, 2014 was decreased by these prior period adjustments by $655,161. However, this will conclude these adjustments. The Trustee is continuing to evaluate the matter.

7.	SUBSEQUENT EVENTS

Subsequent to March 31, 2014, the Trust declared a distribution on April 17, 2014 of $.086274 per Unit payable on May 14, 2014 to Unit holders of record on April 30, 2014.

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

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

For the quarter ended March 31, 2014, royalty income received by the Trust amounted to $12,135,107 compared to royalty income of $7,023,046 during the first quarter of 2013. The increase in royalty income is primarily attributable to increased production and to a substantial increase in oil and gas prices for the quarter ending March 31, 2014 to $89.97 and $6.58, respectively, as compared to the quarter ending March 31, 2013 of $79.19 and $4.33, respectively.

Interest income for the quarter ended March 31, 2014, was $63 compared to $196 during the first quarter of 2013. The decrease in interest income is primarily attributable to lower interest rates. General and administrative expenses during the first quarter of 2014 amounted to $434,775 compared to $324,648 during the first quarter of 2013. The increase in general and administrative expenses can be primarily attributed to increased professional expenses.

These transactions resulted in distributable income for the quarter ended March 31, 2014 of $11,700,395 or $.25 per Unit of beneficial interest. Distributions of $0.050812, $0.091691 and $0.108529 per Unit were made to Unit holders of record as of January 31, 2014, February 28, 2014 and March 31, 2014, respectively. For the first quarter of 2013, distributable income was $6,698,594, or $.14 per Unit of beneficial interest.

Royalty income for the Trust for the first quarter of the calendar year is associated with actual oil and gas production for the period of November and December 2013 and January 2014 from the properties from which the Trust’s net overriding royalty interests (“Royalties”) were carved. Oil and gas sales attributable to the Royalties and the properties from which the Royalties were carved are as follows:

	First Quarter
	2014	2013
Royalties:
Oil sales (Bbls)	121,049	81,047
Gas sales (Mcf)	301,342	118,747
Properties From Which The Royalties Were Carved:
Oil:
Total oil sales (Bbls)	306,742	267,890
Average per day (Bbls)	3,334	2,912
Average price per Bbl	$89.97	$79.19
Gas:
Total gas sales (Mcf)	1,006,039	982,828
Average per day (Mcf)	10,935	10,683
Average price per Mcf	$6.58	$4.33

The average received price of oil increased to an average price per barrel of $89.97 per Bbl in the first quarter of 2014, compared to $79.19 per Bbl in the first quarter of 2013 due to worldwide market variables. The Trustee has been advised by ConocoPhillips that for the period of August 1, 1993, through March 31, 2014, the oil from the Waddell Ranch properties was being sold under a competitive bid to a third party. The average price of gas (including natural gas liquids) increased from $4.33 per Mcf in the first quarter of 2013 to $6.58 per Mcf in the first quarter of 2014 due to change in overall market variables.

Since the oil and gas sales attributable to the Royalties are based on an allocation formula that is dependent on such factors as price and cost (including capital expenditures), the production amounts in the Royalties section of the above table do not provide a meaningful comparison. Oil sales volumes increased and gas sales volumes increased from the Underlying Properties (as defined in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2013) for the applicable period in 2014 compared to 2013.

Capital expenditures for drilling, remedial and maintenance activities on the Waddell Ranch properties during the first quarter of 2014 totaled $11.6 million as compared to $11.7 million for the first quarter of 2013. ConocoPhillips has informed the Trustee that the 2014 capital expenditures budget has been approved at $76 million (gross) for the Waddell Ranch properties. The total amount of capital expenditures for 2013 with regard to the Waddell Ranch properties totaled $88.6 million (gross).

The Trustee has been advised that there were 8 workover wells completed, 7 new wells completed, 1 new well in progress and 3 workover wells in progress during the three months ended March 31, 2014 as compared to 14 workover wells completed, 1 new well completed, 2 new wells in progress and 13 workover wells in progress for the three months ended March 31, 2013 on the Waddell Ranch properties.

Lease operating expenses and property taxes were $5.5 million for the first quarter of 2014 as compared to $5.2 million for the first quarter of 2013. The decrease in lease operating expenses and property taxes is primarily attributable to decreased activity of drilling and facilities maintenance.

Calculation of Royalty Income

The Trust’s royalty income is computed as a percentage of the net profit from the operation of the properties in which the Trust owns net overriding royalty interests. These percentages of net profits are 75% and 95% in the case of the Waddell Ranch properties and the Texas Royalty properties, respectively. Royalty income received by the Trust for the three months ended March 31, 2014 and 2013, respectively, were computed as shown in the table below:

	THREE MONTHS ENDED MARCH 31,
	2014		2013
	WADDELL RANCH PROPERTIES	TEXAS ROYALTY PROPERTIES	WADDELL RANCH PROPERTIES	TEXAS ROYALTY PROPERTIES
Gross proceeds of sales from the Underlying Properties
Oil proceeds	$19,661,781	$7,934,923	$14,549,146	$6,665,950
Gas proceeds	6,402,945	904,267	4,902,078	936,986

Total	26,064,726	8,839,190	19,451,224	7,602,936

Less:
Severance tax:
Oil	845,524	297,155	611,720	248,334
Gas	210,045	50,097	52,068	47,236
Other	683,581	—	26,398	—
Lease operating expense and property tax:
Oil and gas	6,609,654	527,064	5,965,712	794,558
Capital expenditures	11,624,619	—	11,680,822	—

Total	19,973,423	874,316	18,336,719	1,090,128

Net profits	6,091,303	7,964,874	1,114,505	6,512,808
Net overriding royalty interests	75%	95%	75%	95%

Royalty income	$4,568,477	$7,566,630	$835,879	$6,187,168

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

Revenue Recognition

Revenues from the royalty interests are recognized in the period in which amounts are received by the Trust. Royalty income received by the Trust in a given calendar year will generally reflect the proceeds, on an entitlement basis, from natural gas produced and sold for the twelve-month period ended October 31st in that calendar year. Royalty income received by the Trust in the first quarter of 2014 generally reflects the proceeds associated with actual oil and gas production for the period of November 2013 through January 2014.

Reserve Disclosure

As of January 1, 2014, independent petroleum engineers estimated the net proved reserves attributable to the royalty interests. Estimates of future net revenues from proved reserves have been prepared using average 12-month oil and gas prices, determined as an unweighted arithmetic average of the first-day-of-the-month price for each month within the 12-month period preceding the end of the most recent fiscal year, unless prices are defined by contractual arrangements. Numerous uncertainties are inherent in estimating volumes and the value of proved reserves and in projecting future production rates and the timing of development of non-producing reserves. Such reserve estimates are subject to change as additional information becomes available. The reserves actually recovered and the timing of production may be substantially different from the reserves estimates.

Contingencies

Contingencies related to the Underlying Properties that are unfavorably resolved would generally be reflected by the Trust as reductions to future royalty income payments to the Trust with corresponding reductions to cash distributions to Unit holders.

On May 2, 2011, ConocoPhillips, as the parent company of BROG, the operator of the Waddell Ranch properties, notified the Trustee that as a result of inaccuracies in ConocoPhillips’ accounting and record keeping relating to the Trust’s interest in proceeds from the gas plant production since January 2007, ConocoPhillips overpaid the Trust approximately $5.9 million initially. ConocoPhillips withheld $4.5 million from the proceeds for 2011 pending completions to the corrections of the accounting procedures. Beginning with the October 2012 distribution, previously withheld proceeds of $4.5 million were reimbursed by ConocoPhillips to the Trust ($4.0 million and $0.5 million in 2013 and 2012, respectively). ConocoPhillips has adjusted the monthly royalty payments to the Trust since October 2012 by the related reimbursed amounts to reflect ConocoPhillips’ ongoing correction of past and current production and royalty allocations and the payment of the previously withheld proceeds. The Trust’s reported royalty income for the three months ended March 31, 2014 was decreased by these prior period adjustments by $655,161. However, this will conclude these adjustments. The Trustee is continuing to evaluate the matter.

Use of Estimates

The preparation of financial statements in conformity with the basis of accounting described above requires management to make estimates and assumptions that affect the reported amounts of certain assets, liabilities, revenues and expenses as of and for the reporting period. Actual results may differ from such estimates.

Impairment

The Trustee routinely reviews its royalty interests in oil and gas properties for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If an impairment event occurs and it is determined that the carrying value of the Trust’s royalty interests may not be recoverable, an impairment will be recognized as measured by the amount by which the carrying amount of the royalty interests exceeds the fair value of these assets, which would likely be measured by discounting projected cash flows. There is no impairment of the assets as of March 31, 2014.

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

Item 3. Qualitative and Quantitative Disclosures About Market Risk

There have been no material changes in the Trust’s market risk, as disclosed in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Item 4. Controls and Procedures

On May 14, 2013, the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) issued an updated version of its Internal Control – Integrated Framework (the “2013 Framework”). Originally, issued in 1992 (the “1992 Framework”), the framework helps organizations design, implement and evaluate the effectiveness of internal control concepts and simplify their use and application. The 1992 Framework remains available during the transition period, which extends to December 15, 2014, after which time COSO will consider it as superseded by the 2013 Framework. As of March 31, 2014, the Trustee continues to utilize the 1992 Framework during its transition to the 2013 Framework.

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

PART II - OTHER INFORMATION

Items 1 through 5.

Not applicable.

Item 6. Exhibits

4.1	Permian Basin Royalty Trust Indenture dated November 3, 1980, between Southland Royalty Company (now Burlington Resources Oil & Gas Company LP) and The First National Bank of Fort Worth (now Bank of America, N.A.), as Trustee, heretofore filed as Exhibit (4)(a) to the Trust’s Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980 is incorporated herein by reference.

4.2	Net Overriding Royalty Conveyance (Permian Basin Royalty Trust) from Southland Royalty Company (now Burlington Resources Oil & Gas Company LP) to The First National Bank of Fort Worth (now Bank of America, N.A.), as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit (4)(b) to the Trust’s Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980 is incorporated herein by reference.

4.3	Net Overriding Royalty Conveyance (Permian Basin Royalty Trust - Waddell Ranch) from Southland Royalty Company (now Burlington Resources Oil & Gas Company LP) to The First National Bank of Fort Worth (now Bank of America, N.A.), as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit (4)(c) to the Trust’s Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980 is incorporated herein by reference.

10.1	Registration Rights Agreement dated as of July 21, 2004 by and between Burlington Resources, Inc. and Bank of America, N.A., as trustee of Permian Basin Royalty Trust, heretofore filed as Exhibit 10.1 to the Trust’s Quarterly Report on Form 10-Q to the Securities and Exchange Commission for the quarterly period ended June 30, 2004 is incorporated herein by reference.

10.2	Underwriting Agreement dated December 15, 2005 among the Permian Basin Royalty Trust, Burlington Resources, Inc., Burlington Resources Oil & Gas L.P. and Lehman Brothers Inc. and Wachovia Capital Markets, LLC as representatives of the several underwriters, heretofore filed as Exhibit 10.1 to the Trust’s current report on Form 8-K to the Securities and Exchange Commission filed on December 19, 2005, is incorporated herein by reference.

10.3	Underwriting Agreement dated August 2, 2005 among the Permian Basin Royalty Trust, Burlington Resources, Inc., Burlington Resources Oil & Gas L.P. and Goldman Sachs & Co. and Lehman Brothers Inc. as representatives of the several underwriters, heretofore filed as Exhibit 10.1 to the Trust’s current report on Form 8-K to the Securities and Exchange Commission filed on August 8, 2005, is incorporated herein by reference.

10.4	Underwriting Agreement dated August 17, 2006, among Permian Basin Royalty Trust, ConocoPhillips, Burlington Resources Oil & Gas Company LP and Lehman Brothers Inc. and Wachovia Capital Markets, LLC as representatives of the several underwriters heretofore filed as Exhibit 10.1 to the Trust’s current report on Form 8-K to the Securities and Exchange Commission filed on August 22, 2006, is incorporated herein by reference.

31.1	Certification by Ron E. Hooper, Senior Vice President and Trust Administrator of Bank of America, Trustee of Permian Basin Royalty Trust, dated May 12, 2014 and submitted pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate by Bank of America, Trustee of Permian Basin Royalty Trust, dated May 12, 2014 and submitted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

BANK OF AMERICA, N.A.,
TRUSTEE FOR THE
PERMIAN BASIN ROYALTY TRUST

By:	/s/ RON E. HOOPER
Ron E. Hooper,
Senior Vice President and Trust Administrator Bank of America, N.A.

Date: May 12, 2014

(The Trust has no directors or executive officers.)

INDEX TO EXHIBITS

Exhibit Number	Exhibit

4.1	Permian Basin Royalty Trust Indenture dated November 3, 1980, between Southland Royalty Company (now Burlington Resources Oil & Gas Company LP) and The First National Bank of Fort Worth (now Bank of America, N.A.), as Trustee, heretofore filed as Exhibit (4)(a) to the Trust’s Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980 is incorporated herein by reference.*

4.2	Net Overriding Royalty Conveyance (Permian Basin Royalty Trust) from Southland Royalty Company (now Burlington Resources Oil & Gas Company LP) to The First National Bank of Fort Worth (now Bank of America, N.A.), as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit (4)(b) to the Trust’s Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980 is incorporated herein by reference.*

4.3	Net Overriding Royalty Conveyance (Permian Basin Royalty Trust – Waddell Ranch) from Southland Royalty Company (now Burlington Resources Oil & Gas Company LP) to The First National Bank of Fort Worth (now Bank of America, N.A.), as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit (4)(c) to the Trust’s Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980 is incorporated herein by reference.*

10.1	Registration Rights Agreement dated as of July 21, 2004 by and between Burlington Resources, Inc. and Bank of America, N.A., as trustee of Permian Basin Royalty Trust, heretofore filed as Exhibit 10.1 to the Trust’s Quarterly Report on Form 10-Q to the Securities and Exchange Commission for the quarterly period ended June 30, 2004 is incorporated herein by reference.*

10.2	Underwriting Agreement dated December 15, 2005 among the Permian Basin Royalty Trust, Burlington Resources, Inc., Burlington Resources Oil & Gas L.P. and Lehman Brothers Inc. and Wachovia Capital Markets, LLC as representatives of the several underwriters, heretofore filed as Exhibit 10.1 to the Trust’s current report on Form 8-K to the Securities and Exchange Commission filed on December 19, 2005, is incorporated herein by reference.*

10.3	Underwriting Agreement dated August 2, 2005 among the Permian Basin Royalty Trust, Burlington Resources, Inc., Burlington Resources Oil & Gas L.P. and Goldman Sachs & Co. and Lehman Brothers Inc. as representatives of the several underwriters, heretofore filed as Exhibit 10.1 to the Trust’s current report on Form 8-K to the Securities and Exchange Commission filed on August 8, 2005, is incorporated herein by reference.*

10.4	Underwriting Agreement dated August 17, 2006, among Permian Basin Royalty Trust, ConocoPhillips, Burlington Resources Oil & Gas Company LP and Lehman Brothers Inc. and Wachovia Capital Markets, LLC as representatives of the several underwriters heretofore filed as Exhibit 10.1 to the Trust’s current report on Form 8-K to the Securities and Exchange Commission filed on August 22, 2006, is incorporated herein by reference.*

31.1	Certification by Ron E. Hooper, Senior Vice President and Trust Administrator of Bank of America, Trustee of Permian Basin Royalty Trust, dated May 12, 2014 and submitted pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate by Bank of America, Trustee of Permian Basin Royalty Trust, dated May 12, 2014 and submitted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

*	A copy of this Exhibit is available to any Unit holder, at the actual cost of reproduction, upon written request to the Trustee, U.S. Trust, Bank of America Private Wealth Management, 901 Main Street, Dallas, Texas 75202.