Form 10-Q
period 2014-06-30
PERMIAN BASIN ROYALTY TRUST
filed 2014-08-08
CIK 319654

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period ended June 30, 2014

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

(855) 588-7839

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

Number of Units of beneficial interest of the Trust outstanding at August 8, 2014: 46,608,796.

PERMIAN BASIN ROYALTY TRUST

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The condensed financial statements included herein have been prepared by Bank of America, N.A. as Trustee for the Permian Basin Royalty Trust, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed interim financial statements and notes thereto be read in conjunction with the financial statements and the notes thereto included in the Trust’s latest annual report on Form 10-K. In the opinion of the Trustee, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the assets, liabilities and trust corpus of the Permian Basin Royalty Trust at June 30, 2014, the distributable income for the three-month and six-month periods ended June 30, 2014 and 2013 and the changes in trust corpus for the six-month periods ended June 30, 2014 and 2013, have been included. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

The condensed interim financial statements as of June 30, 2014 and for the three-month and six-month periods ended June 30, 2014 and 2013, included herein, have been reviewed by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report appearing herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Unit Holders of Permian Basin Royalty Trust and

Bank of America, N.A., Trustee

Dallas, Texas

We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of Permian Basin Royalty Trust (the “Trust”) as of June 30, 2014, and the related condensed statements of distributable income for the three-month and six-month periods ended June 30, 2014 and 2013 and changes in trust corpus for the six-month periods ended June 30, 2014 and 2013. These condensed interim financial statements are the responsibility of the Trustee.

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

As described in Note 2 to the condensed interim financial statements, these condensed interim financial statements have been prepared on a modified cash basis of accounting, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America.

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

/s/ DELOITTE & TOUCHE LLP

Dallas, Texas

August 8, 2014

PERMIAN BASIN ROYALTY TRUST

CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

(UNAUDITED)

	June 30, 2014 (Unaudited)	December 31, 2013
ASSETS
Cash and short-term investments	$4,501,531	$3,136,698
Net overriding royalty interests in producing oil and gas properties (net of accumulated amortization of $10,227,510 and $10,194,344 at June 30, 2014 and December 31, 2013, respectively)	747,706	780,872

TOTAL ASSETS	$5,249,237	$3,917,570

LIABILITIES AND TRUST CORPUS
Distribution payable to Unit holders	$4,501,531	$3,136,698
Commitments and contingencies (Note 6)	—	—
Trust corpus – 46,608,796 Units of beneficial interest authorized and outstanding	747,706	780,872

TOTAL LIABILITIES AND TRUST CORPUS	$5,249,237	$3,917,570

The accompanying notes to condensed financial statements are an integral part of these statements.

PERMIAN BASIN ROYALTY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

	THREE MONTHS ENDED June 30, 2014	THREE MONTHS ENDED June 30, 2013
Royalty income	$14,607,298	$11,154,510
Interest income	65	58

	14,607,363	11,154,568
General and administrative expenditures	(481,876)	(533,935)

Distributable income	$14,125,487	$10,620,633

Distributable income per Unit (46,608,796 Units)	$.30	$.23

The accompanying notes to condensed financial statements are an integral part of these statements.

PERMIAN BASIN ROYALTY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

	SIX MONTHS ENDED June 30, 2014	SIX MONTHS ENDED June 30, 2013
Royalty income	$26,742,405	$18,177,556
Interest income	128	255

	26,742,532	18,177,811
General and administrative expenditures	(916,651)	(858,583)

Distributable income	$25,825,881	$17,319,228

Distributable income per Unit (46,608,796 Units)	$.55	$.37

The accompanying notes to condensed financial statements are an integral part of these statements.

PERMIAN BASIN ROYALTY TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

	SIX MONTHS ENDED June 30, 2014	SIX MONTHS ENDED June 30, 2013
Trust corpus, beginning of period	$780,872	$825,949
Amortization of net overriding royalty interests	(33,166)	(19,996)
Distributable income	25,825,881	17,319,228
Distributions declared	(25,825,881)	(17,319,228)

Total Trust Corpus, end of period	$747,706	$805,953

Distributions per Unit	$.55	$.37

The accompanying notes to condensed financial statements are an integral part of these statements.

PERMIAN BASIN ROYALTY TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1.	TRUST ORGANIZATION AND PROVISIONS

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

On January 9, 2014, U.S. Trust, Bank of America Private Wealth Management gave notice to Unit holders that it will be resigning as Trustee subject to the conditions set forth below. Bank of America nominated Southwest Bank, an independent state bank chartered under the laws of the State of Texas and headquartered in Fort Worth, Texas (“Southwest Bank”), as successor trustee at a meeting of Unit holders of the Trust called for May 23, 2014 for the purpose of approving a successor trustee of the Trust (and later adjourned to June 20, 2014). At the Special Meeting, the Unit holders approved the appointment of Southwest Bank as successor trustee of the Trust once the resignation of U.S. Trust, Bank of America Private Wealth Management takes effect and also approved certain amendments to the Indenture. The effective date of U.S. Trust, Bank of America Private Wealth Management’s resignation and the effective date of Southwest Bank’s appointment as successor trustee will be August 29, 2014. A copy of the Indenture, as amended and restated, is attached hereto as Exhibit 4.1 and is incorporated herein by reference.

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

Impairment

The Trustee routinely reviews its royalty interests in oil and gas properties for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If an impairment event occurs and it is determined that the carrying value of the

Trust’s royalty interests may not be recoverable, an impairment will be recognized as measured by the amount by which the carrying amount of the royalty interests exceeds the fair value of these assets, which would likely be measured by discounting projected cash flows. There was no impairment of the assets as of June 30, 2014.

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

The Royalties constitute “economic interests” in oil and gas properties for federal income tax purposes. Unit holders must report their share of the revenues from the Royalties as ordinary income from oil and gas royalties and are entitled to claim depletion with respect to such income. During the second quarter of 2014, the Trust also incurred administration expenses and earned interest income on funds held for distribution and for the cash reserve maintained for the payment of contingent and future obligations of the Trust.

The Trust has on file technical advice memoranda confirming the tax treatment described above.

The classification of the Trust’s income for purposes of the passive loss rules may be important to a Unit holder. Royalty income generally is treated as portfolio income and does not offset passive losses.

Some Trust Units are held by middlemen, as such term is broadly defined in U.S. Treasury Regulations (and includes custodians, nominees, certain joint owners, and brokers holding an interest for a customer in street name, collectively referred to herein as “middlemen”). Therefore, the Trustee considers the Trust to be a non-mortgage widely held fixed investment trust (“WHFIT”) for U.S. federal income tax purposes. U.S. Trust, Bank of America Private Wealth Management, EIN: 56-0906609, 901 Main Street, 17th Floor, Dallas, Texas 75202, telephone number (855) 588-7839, email address trustee@pbt-permianbasintrust.com, is the representative of the Trust that will provide tax information in accordance with applicable U.S. Treasury

Regulations governing the information reporting requirements of the Trust as a WHFIT. Tax information is also posted by the Trustee at www.pbt-permianbasintrust.com. Notwithstanding the foregoing, the middlemen holding Trust Units on behalf of Unit holders, and not the Trustee of the Trust, are solely responsible for complying with the information reporting requirements under the U.S. Treasury Regulations with respect to such Trust Units, including the issuance of IRS Forms 1099 and certain written tax statements. Unit holders whose Trust Units are held by middlemen should consult with such middlemen regarding the information that will be reported to them by the middlemen with respect to the Trust Units.

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

The Treasury Department recently issued guidance providing that the FATCA withholding rules described above generally will apply to qualifying payments made after June 30, 2014. Foreign Unit holders are encouraged to consult their own tax advisors regarding the possible implications of these withholding provisions on their investment in Trust Units.

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

On May 2, 2011, ConocoPhillips, as the parent company of BROG, the operator of the Waddell Ranch properties, notified the Trustee that as a result of inaccuracies in ConocoPhillips’ accounting and record keeping relating to the Trust’s interest in proceeds from the gas plant production since January 2007, ConocoPhillips overpaid the Trust approximately $5.9 million initially. ConocoPhillips withheld $4.5 million from the proceeds for 2011 pending completions to the corrections of the accounting procedures. Beginning with the October 2012 distribution, previously withheld proceeds of $4.5 million were reimbursed by ConocoPhillips to the Trust ($4.0 million and $0.5 million in 2013 and 2012, respectively). ConocoPhillips has adjusted the monthly royalty payments to the Trust since October 2012 by the related reimbursed amounts to reflect ConocoPhillips’ ongoing correction of past and current production and royalty allocations and the payment of the previously withheld proceeds. The Trust’s reported royalty income for the three month and six month periods ended June 30, 2014 was not significantly impacted by these offsetting amounts. The Trust’s reported royalty income for the three months ended March 31, 2014 was decreased by these prior period adjustments by $655,161. As these adjustments were completed in the first quarter of 2014, there was no impact in the second quarter of 2014. The Trustee is continuing to evaluate the matter.

7.	SUBSEQUENT EVENTS

Subsequent to June 30, 2014, the Trust declared a distribution on July 21, 2014 of $.118511 per Unit payable on August 14, 2014 to Unit holders of record on July 31, 2014.

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

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

For the quarter ended June 30, 2014, royalty income received by the Trust amounted to $14,607,298 compared to royalty income of $11,154,510 during the second quarter of 2013. The increase in royalty income is primarily attributable to a substantial increase in oil and gas prices for the quarter ending June 30, 2014 to $94.35 and $7.56, respectively, as compared to the quarter ending June 30, 2013 of $84.50 and $4.49, respectively.

Interest income for the quarter ended June 30, 2014, was $65 compared to $58 during the second quarter of 2013. The increase in interest income is primarily attributable to more funds available for investment. General and administrative expenses during the second quarter of 2014 amounted to $481,876 compared to $533,935 during the second quarter of 2013. The decrease in general and administrative expenses can be primarily attributed to decreased professional expenses.

These transactions resulted in distributable income for the quarter ended June 30, 2014 of $14,125,487 or $.30 per Unit of beneficial interest. Distributions of $0.086274, $0.120209 and $0.096581 per Unit were made to Unit holders of record as of April 30, 2014, May 30, 2014 and June 30, 2014, respectively. For the second quarter of 2013, distributable income was $10,620,633, or $.23 per Unit of beneficial interest.

Royalty income for the Trust for the second quarter of the calendar year is associated with actual oil and gas production for the period of February, March and April of 2014 from the properties from which the Trust’s net overriding royalty interests (“Royalties”) were carved. Oil and gas sales attributable to the Royalties and the properties from which the Royalties were carved are as follows:

	Second Quarter
	2014	2013
Royalties:
Oil sales (Bbls)	140,160	88,336
Gas sales (Mcf)	316,541	185,198
Properties From Which The Royalties Were Carved:
Oil:
Total oil sales (Bbls)	261,209	270,421
Average per day (Bbls)	3,235	3,038
Average price per Bbl	$94.35	$84.50
Gas:
Total gas sales (Mcf)	617,883	790,218
Average per day (Mcf)	9,406	8,879
Average price per Mcf	$7.56	$4.49

The average received price of oil increased to an average price per barrel of $94.35 per Bbl in the second quarter of 2014, compared to $84.50 per Bbl in the second quarter of 2013 due to worldwide market variables. The Trustee has been advised by ConocoPhillips that for the period of August 1, 1993, through June 30, 2014, the oil from the Waddell Ranch properties was being sold under a competitive bid to a third party. The average price of gas (including natural gas liquids) increased from $4.49 per Mcf in the second quarter of 2013 to $7.56 per Mcf in the second quarter of 2014 due to change in overall market variables.

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

Capital expenditures for drilling, remedial and maintenance activities on the Waddell Ranch properties during the second quarter of 2014 totaled $6.8 million (gross) as compared to $8.4 million (gross) for the second quarter of 2013. ConocoPhillips has informed the Trustee that the 2014 capital expenditures budget has been stated at $76 million (gross) for the Waddell Ranch properties. The total amount of capital expenditures for 2013 with regard to the Waddell Ranch properties totaled $88.6 million (gross). Through the second quarter of 2014, capital expenditures of $18.4 million (gross) have been expended.

The Trustee has been advised that there were 7 workover wells completed, 1 new vertical well completed, 0 new wells in progress and 5 workover wells in progress during the three months ended June 30, 2014 as compared to 15 workover wells completed, 12 new horizontal wells completed, 10 new wells in progress and 17 workover wells in progress for the three months ended June 30, 2013 on the Waddell Ranch properties.

Lease operating expenses and property taxes were $7.5 million (gross) for the second quarter of 2014 as compared to $6.3 million (gross) for the same period in 2013 on the Waddell Ranch properties due to decreased maintenance and work on the Waddell Ranch.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

For the six months ended June 30, 2014, royalty income received by the Trust amounted to $26,742,405 compared to royalty income of $18,177,556 for the six months ended June 30, 2013. This reflects an increase in oil and gas productions and prices for the six months ending June 30, 2014 to $92.09 and $7.03, respectively, as compared to the six months ending June 30, 2013 of $81.86 and $4.40, respectively.

Interest income for the six months ended June 30, 2014 was $128 compared to $255 for the six months ended June 30, 2013. The decrease in interest income is attributable primarily to lower interest rates. General and administrative expenses for the six months ended June 30, 2014 were $916,651. During the six months ended June 30, 2013, general and administrative expenses were $858,583. The increase in general and administrative expenses is primarily due to increased professional expenses.

These transactions resulted in distributable income for the six months ended June 30, 2014 of $25,825,881, or $.55 per Unit. For the six months ended June 30, 2013, distributable income was $17,319,228, or $.37 per Unit.

Royalty income for the Trust for the six months ended June 30, 2014 is associated with actual oil and gas production for the period November 2013 through April 2014 from the properties from which the Royalties were carved. Oil and gas production attributable to the Royalties and the properties from which the Royalties were carved are as follows:

	Six Months Ended
	2014	2013
Royalties:
Oil sales (Bbls)	261,209	169,384
Gas sales (Mcf)	617,883	303,944
Properties From Which The Royalties Were Carved:
Oil:
Total oil sales (Bbls)	594,665	538,311
Average per day (Bbls)	3,285	2,974
Average price per Bbl	$92.09	$81.86
Gas:
Total gas sales (Mcf)	1,843,203	1,773,047
Average per day (Mcf)	10,183	9,796
Average price per Mcf	$7.03	$4.40

The average received price of oil increased during the six months ended June 30, 2014 to $92.09 per barrel compared to $81.86 per barrel for the same period in 2013. The increase in the average price of oil is primarily due to worldwide market variables. The increase in the average price of gas (including natural gas liquids) from $4.40 per Mcf for the six months ended June 30, 2013 to $7.03 per Mcf for the six months ended June 30, 2014 is primarily the result of an increase in the spot prices of natural gas.

Since the oil and gas sales volumes attributable to the Royalties are based on an allocation formula that is dependent on such factors as price and cost (including capital expenditures), the production amounts in the Royalties section of the above table do not provide a meaningful comparison. Both oil and gas sales volumes from the properties from which the Royalties are carved have increased for the applicable period of 2014 compared to 2013.

Capital expenditures for the Waddell Ranch properties for the six months ended June 30, 2014 totaled $18.4 million (gross) compared to $20.1 million (gross) to the Trust for the same period in 2013. ConocoPhillips has previously advised the Trust that the 2014 capital expenditures budget for the Waddell Ranch properties is $76 million (gross).

The Trustee has been advised that 15 workover wells were drilled and completed and 8 new vertical wells were completed on the Waddell Ranch properties during the six months ended June 30, 2014, as compared to 3 horizontal wells drilled and completed on the Waddell Ranch properties during the six months ended June 30, 2013. Approximately 15 workover wells were completed and approximately 5 workover wells were in progress as of June 30, 2014.

Lease operating expense and property taxes totaled $14.1 million for the six months ended June 30, 2014 compared to $12.3 million for the same period in 2013. The increase in lease operating expense is primarily attributable to additional spending on facilities and maintenance.

Calculation of Royalty Income

The Trust’s royalty income is computed as a percentage of the net profit from the operation of the properties in which the Trust owns net overriding royalty interests. These percentages of net profits are 75% and 95% in the case of the Waddell Ranch properties and the Texas Royalty properties, respectively. Royalty income received by the Trust for the three months ended June 30, 2014 and 2013, respectively, were computed as shown in the table below:

	THREE MONTHS ENDED JUNE 30,
	2014		2013
	WADDELL RANCH PROPERTIES	TEXAS ROYALTY PROPERTIES	WADDELL RANCH PROPERTIES	TEXAS ROYALTY PROPERTIES
Gross proceeds of sales from the Underlying Properties
Oil proceeds	$19,279,740	$7,886,508	$15,342,516	$7,506,837
Gas proceeds	5,282,666	1,047,824	5,127,845	988,840

Total	24,562,406	8,934,332	20,470,361	8,495,677

Less:
Severance tax:
Oil	837,155	335,131	646,815	282,679
Gas	247,147	33,301	(102,463)	52,369
Lease operating expense and property tax:
Oil and gas	7,478,566	465,000	6,334,920	480,000
Other	—	—	—	—
Capital expenditures	6,784,280	—	8,447,207	—

Total	15,347,148	833,432	15,326,479	815,048
Net profits	9,215,258	8,100,900	5,143,883	7,680,629
Net overriding royalty interests	75%	95%	75%	95%

Royalty income	$6,911,443	$7,695,855	$3,857,913	$7,296,597

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

Revenue Recognition

Revenues from the royalty interests are recognized in the period in which amounts are received by the Trust. Royalty income received by the Trust in a given calendar year will generally reflect the proceeds, on an entitlement basis, from natural gas produced and sold for the twelve-month period ended October 31st in that calendar year. Royalty income received by the Trust in the second quarter of 2014 generally reflects the proceeds associated with actual oil and gas production for the period of February 2014 through April 2014.

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

On May 2, 2011, ConocoPhillips, as the parent company of BROG, the operator of the Waddell Ranch properties, notified the Trustee that as a result of inaccuracies in ConocoPhillips’ accounting and record keeping relating to the Trust’s interest in proceeds from the gas plant production since January 2007, ConocoPhillips overpaid the Trust approximately $5.9 million initially. ConocoPhillips withheld $4.5 million from the proceeds for 2011 pending completions to the corrections of the accounting procedures. Beginning with the October 2012 distribution, previously withheld proceeds of $4.5 million were reimbursed by ConocoPhillips to the Trust ($4.0 million and $0.5 million in 2013 and 2012, respectively). ConocoPhillips has adjusted the monthly royalty payments to the Trust since October 2012 by the related reimbursed amounts to reflect ConocoPhillips’ ongoing correction of past and current production and royalty allocations and the payment of the previously withheld proceeds. The Trust’s reported royalty income for the three month and six month periods ended June 30, 2014 was not significantly impacted by these offsetting amounts. The Trust’s reported royalty income for the three months ended March 31, 2014 was decreased by these prior period adjustments by $655,161. As these adjustments were completed in the first quarter of 2014, there was no impact in the second quarter of 2014. The Trustee is continuing to evaluate the matter.

Use of Estimates

The preparation of financial statements in conformity with the basis of accounting described above requires management to make estimates and assumptions that affect the reported amounts of certain assets, liabilities, revenues and expenses as of and for the reporting period. Actual results may differ from such estimates.

Impairment

The Trustee routinely reviews its royalty interests in oil and gas properties for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If an impairment event occurs and it is determined that the carrying value of the Trust’s royalty interests may not be recoverable, an impairment will be recognized as measured by the amount by which the carrying amount of the royalty interests exceeds the fair value of these assets, which would likely be measured by discounting projected cash flows. There is no impairment of the assets as of June 30, 2014.

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

Item 4. Controls and Procedures

On May 14, 2013, the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) issued an updated version of its Internal Control – Integrated Framework (the “2013 Framework”). Originally, issued in 1992 (the “1992 Framework”), the framework helps organizations design, implement and evaluate the effectiveness of internal control concepts and simplify their use and application. The 1992 Framework remains available during the transition period, which extends to December 15, 2014, after which time COSO will consider it as superseded by the 2013 Framework. As of June 30, 2014, the Trustee continues to utilize the 1992 Framework during its transition to the 2013 Framework.

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

PART II - OTHER INFORMATION

Items 1 through 5.

Not applicable.

Item 6. Exhibits

4.1	Permian Basin Amended and Restated Royalty Trust Indenture dated June 20, 2014, filed hereto.

4.2	Net Overriding Royalty Conveyance (Permian Basin Royalty Trust) from Southland Royalty Company (now Burlington Resources Oil & Gas Company LP) to The First National Bank of Fort Worth (now Bank of America, N.A.), as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit (4)(b) to the Trust’s Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980 is incorporated herein by reference.

4.3	Net Overriding Royalty Conveyance (Permian Basin Royalty Trust - Waddell Ranch) from Southland Royalty Company (now Burlington Resources Oil & Gas Company LP) to The First National Bank of Fort Worth (now Bank of America, N.A.), as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit (4)(c) to the Trust’s Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980 is incorporated herein by reference.

10.1	Registration Rights Agreement dated as of July 21, 2004 by and between Burlington Resources, Inc. and Bank of America, N.A., as trustee of Permian Basin Royalty Trust, heretofore filed as Exhibit 10.1 to the Trust’s Quarterly Report on Form 10-Q to the Securities and Exchange Commission for the quarterly period ended June 30, 2004 is incorporated herein by reference.

10.2	Underwriting Agreement dated December 15, 2005 among the Permian Basin Royalty Trust, Burlington Resources, Inc., Burlington Resources Oil & Gas L.P. and Lehman Brothers Inc. and Wachovia Capital Markets, LLC as representatives of the several underwriters, heretofore filed as Exhibit 10.1 to the Trust’s current report on Form 8-K to the Securities and Exchange Commission filed on December 19, 2005, is incorporated herein by reference.

10.3	Underwriting Agreement dated August 2, 2005 among the Permian Basin Royalty Trust, Burlington Resources, Inc., Burlington Resources Oil & Gas L.P. and Goldman Sachs & Co. and Lehman Brothers Inc. as representatives of the several underwriters, heretofore filed as Exhibit 10.1 to the Trust’s current report on Form 8-K to the Securities and Exchange Commission filed on August 8, 2005, is incorporated herein by reference.

10.4	Underwriting Agreement dated August 17, 2006, among Permian Basin Royalty Trust, ConocoPhillips, Burlington Resources Oil & Gas Company LP and Lehman Brothers Inc. and Wachovia Capital Markets, LLC as representatives of the several underwriters heretofore filed as Exhibit 10.1 to the Trust’s current report on Form 8-K to the Securities and Exchange Commission filed on August 22, 2006, is incorporated herein by reference.

31.1	Certification by Dickerman C. Sadler, Managing Director of Bank of America, Trustee of Permian Basin Royalty Trust, dated August 8, 2014 and submitted pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate by Bank of America, Trustee of Permian Basin Royalty Trust, dated August 8, 2014 and submitted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

BANK OF AMERICA, N.A., TRUSTEE FOR THE PERMIAN BASIN ROYALTY TRUST

By:	/s/ DICKERMAN C. SADLER
Dickerman C. Sadler,
Managing Director
Bank of America, N.A.

Date: August 8, 2014

(The Trust has no directors or executive officers.)

INDEX TO EXHIBITS

Exhibit Number	Exhibit

4.1	Permian Basin Amended and Restated Royalty Trust Indenture dated June 20, 2014, filed hereto.*

4.2	Net Overriding Royalty Conveyance (Permian Basin Royalty Trust) from Southland Royalty Company (now Burlington Resources Oil & Gas Company LP) to The First National Bank of Fort Worth (now Bank of America, N.A.), as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit (4)(b) to the Trust’s Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980 is incorporated herein by reference.*

4.3	Net Overriding Royalty Conveyance (Permian Basin Royalty Trust – Waddell Ranch) from Southland Royalty Company (now Burlington Resources Oil & Gas Company LP) to The First National Bank of Fort Worth (now Bank of America, N.A.), as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit (4)(c) to the Trust’s Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980 is incorporated herein by reference.*

10.1	Registration Rights Agreement dated as of July 21, 2004 by and between Burlington Resources, Inc. and Bank of America, N.A., as trustee of Permian Basin Royalty Trust, heretofore filed as Exhibit 10.1 to the Trust’s Quarterly Report on Form 10-Q to the Securities and Exchange Commission for the quarterly period ended June 30, 2004 is incorporated herein by reference.*

10.2	Underwriting Agreement dated December 15, 2005 among the Permian Basin Royalty Trust, Burlington Resources, Inc., Burlington Resources Oil & Gas L.P. and Lehman Brothers Inc. and Wachovia Capital Markets, LLC as representatives of the several underwriters, heretofore filed as Exhibit 10.1 to the Trust’s current report on Form 8-K to the Securities and Exchange Commission filed on December 19, 2005, is incorporated herein by reference.*

10.3	Underwriting Agreement dated August 2, 2005 among the Permian Basin Royalty Trust, Burlington Resources, Inc., Burlington Resources Oil & Gas L.P. and Goldman Sachs & Co. and Lehman Brothers Inc. as representatives of the several underwriters, heretofore filed as Exhibit 10.1 to the Trust’s current report on Form 8-K to the Securities and Exchange Commission filed on August 8, 2005, is incorporated herein by reference.*

10.4	Underwriting Agreement dated August 17, 2006, among Permian Basin Royalty Trust, ConocoPhillips, Burlington Resources Oil & Gas Company LP and Lehman Brothers Inc. and Wachovia Capital Markets, LLC as representatives of the several underwriters heretofore filed as Exhibit 10.1 to the Trust’s current report on Form 8-K to the Securities and Exchange Commission filed on August 22, 2006, is incorporated herein by reference.*

31.1	Certification by Dickerman C. Sadler, Managing Director of Bank of America, Trustee of Permian Basin Royalty Trust, dated August 8, 2014 and submitted pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate by Bank of America, Trustee of Permian Basin Royalty Trust, dated August 8, 2014 and submitted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

*	A copy of this Exhibit is available to any Unit holder, at the actual cost of reproduction, upon written request to the Trustee, U.S. Trust, Bank of America Private Wealth Management, 901 Main Street, Dallas, Texas 75202.