Form 10-Q
period 2014-09-30
PERMIAN BASIN ROYALTY TRUST
filed 2014-11-10
CIK 319654

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period ended September 30, 2014

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

Royalty Trust Management

Southwest Bank

2911 Turtle Creek Boulevard

Suite 850

Dallas, Texas 75219

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

Number of Units of beneficial interest of the Trust outstanding at November 1, 2014: 46,608,796.

PERMIAN BASIN ROYALTY TRUST

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

The condensed financial statements included herein have been prepared by Southwest Bank as Trustee for the Permian Basin Royalty Trust (the “Trust”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Effective August 29, 2014, Southwest Bank became the new trustee for the Trust. The defined term “Trustee” as used herein shall refer to Bank of America, N.A. for periods prior to August 29, 2014, and shall refer to Southwest Bank for periods on or after August 29, 2014. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed interim financial statements and notes thereto be read in conjunction with the financial statements and the notes thereto included in the Trust’s latest annual report on Form 10-K. In the opinion of the Trustee, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the assets, liabilities and trust corpus of the Permian Basin Royalty Trust at September 30, 2014, the distributable income for the three-month and nine-month periods ended September 30, 2014 and 2013 and the changes in trust corpus for the nine-month periods ended September 30, 2014 and 2013, have been included. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

The condensed interim financial statements as of September 30, 2014, and for the three-month and nine-month periods ended September 30, 2014 and 2013, included herein, have been reviewed by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report appearing herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Unit Holders of Permian Basin Royalty Trust and

Southwest Bank, Trustee

Dallas, Texas

We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of Permian Basin Royalty Trust (the “Trust”) as of September 30, 2014, and the related condensed statements of distributable income for the three-month and nine-month periods ended September 30, 2014 and 2013 and changes in trust corpus for the nine-month periods ended September 30, 2014 and 2013. These condensed interim financial statements are the responsibility of the Trustee.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statement of assets, liabilities, and trust corpus of Permian Basin Royalty Trust as of December 31, 2013, and the related statements of distributable income and changes in trust corpus for the year then ended (not presented herein); and in our report dated March 03, 2014, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed statement of assets, liabilities, and trust corpus as of December 31, 2013, is fairly stated, in all material respects, in relation to the statement of assets, liabilities and trust corpus from which it has been derived.

/s/ DELOITTE & TOUCHE LLP

Dallas, Texas

November 10, 2014

PERMIAN BASIN ROYALTY TRUST

CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS (UNAUDITED)

	September 30, 2014	December 31, 2013
ASSETS
Cash and short-term investments	$4,417,568	$3,136,698
Net overriding royalty interests in producing oil and gas properties (net of accumulated amortization of $10,246,449 and $10,194,344 at September 30, 2014 and December 31, 2013, respectively)	728,717	780,872

TOTAL ASSETS	$5,146,285	$3,917,570

LIABILITIES AND TRUST CORPUS
Distribution payable to Unit holders	$4,417,568	$3,136,698
Commitments and contingencies (Note 6)	—	—
Trust corpus – 46,608,796 Units of beneficial interest authorized and outstanding	728,717	780,872

TOTAL LIABILITIES AND TRUST CORPUS	$5,146,285	$3,917,570

The accompanying notes to condensed financial statements are an integral part of these statements.

PERMIAN BASIN ROYALTY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

	THREE MONTHS ENDED September 30, 2014	THREE MONTHS ENDED September 30, 2013
Royalty income	$15,233,085	$12,620,943
Interest income	77	98

	15,233,162	12,621,041
General and administrative expenditures	(193,727)	(145,855)

Distributable income	$15,039,435	$12,475,186

Distributable income per Unit (46,608,796 Units)	$.32	$.27

The accompanying notes to condensed financial statements are an integral part of these statements.

PERMIAN BASIN ROYALTY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

	NINE MONTHS ENDED September 30, 2014	NINE MONTHS ENDED September 30, 2013
Royalty income	$41,975,489	$30,798,499
Interest income	205	354

	41,975,694	30,798,853
General and administrative expenditures	(1,110,378)	(1,004,442)

Distributable income	$40,865,316	$29,794,411

Distributable income per Unit (46,608,796 Units)	$.88	$.64

The accompanying notes to condensed financial statements are an integral part of these statements.

PERMIAN BASIN ROYALTY TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

	NINE MONTHS ENDED September 30, 2014	NINE MONTHS ENDED September 30, 2013
Trust corpus, beginning of period	$780,872	$825,949
Amortization of net overriding royalty interests	(52,155)	(33,541)
Distributable income	40,865,316	29,794,411
Distributions declared	(40,865,316)	(29,794,411)

Total Trust Corpus, end of period	$728,717	$792,408

Distributions per Unit	$.88	$.64

The accompanying notes to condensed financial statements are an integral part of these statements.

PERMIAN BASIN ROYALTY TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1.	TRUST ORGANIZATION AND PROVISIONS

The Permian Basin Royalty Trust (“Trust”) was established as of November 1, 1980. Southwest Bank (“Trustee”) is Trustee for the Trust. The net overriding royalties conveyed to the Trust include (1) a 75% net overriding royalty in Southland Royalty Company’s fee mineral interest in the Waddell Ranch in Crane County, Texas (the “Waddell Ranch properties”) and (2) a 95% net overriding royalty carved out of Southland Royalty Company’s major producing royalty properties in Texas (the “Texas Royalty properties”). The net overriding royalty for the Texas Royalty properties is subject to the provisions of the lease agreements under which such royalties were created. The net overriding royalties above are collectively referred to as the “Royalties.”

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

On January 9, 2014, U.S. Trust, Bank of America Private Wealth Management gave notice to Unit holders that it would be resigning as Trustee subject to certain conditions that included the appointment of Southwest Bank, an independent state bank chartered under the laws of the State of Texas and headquartered in Fort Worth, Texas (“Southwest Bank”), as successor trustee. At a Special Meeting of Trust Unit holders, the Unit holders approved the appointment of Southwest Bank as successor trustee of the Trust once the resignation of U.S. Trust, Bank of America Private Wealth Management takes effect and also approved certain amendments to the Indenture. The effective date of U.S. Trust, Bank of America Private Wealth Management’s resignation and the effective date of Southwest Bank’s appointment as successor trustee was August 29, 2014.

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

Impairment

The Trustee routinely reviews its royalty interests in oil and gas properties for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If an impairment event occurs and it is determined that the carrying value of the Trust’s royalty interests may not be recoverable, an impairment will be recognized as measured by the amount by which the carrying amount of the royalty interests exceeds the fair value of these assets, which would likely be measured by discounting projected cash flows. There was no impairment of the assets as of September 30, 2014.

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

The Royalties constitute “economic interests” in oil and gas properties for federal income tax purposes. Unit holders must report their share of the revenues from the Royalties as ordinary income from oil and gas royalties and are entitled to claim depletion with respect to such income. During the third quarter of 2014, the Trust also incurred administration expenses and earned interest income on funds held for distribution and for the cash reserve maintained for the payment of contingent and future obligations of the Trust.

The Trust has on file technical advice memoranda confirming the tax treatment described above.

The classification of the Trust’s income for purposes of the passive loss rules may be important to a Unit holder. Royalty income generally is treated as portfolio income and does not offset passive losses.

Some Trust Units are held by middlemen, as such term is broadly defined in U.S. Treasury Regulations (and includes custodians, nominees, certain joint owners, and brokers holding an interest for a customer in street name, collectively referred to herein as “middlemen”). Therefore, the Trustee considers the Trust to be a non-mortgage widely held fixed investment trust (“WHFIT”) for U.S. federal income tax purposes. Southwest Bank, EIN: 75-1105980, 2911 Turtle Creek Boulevard, Suite 850, Dallas, Texas 75219, telephone number (855) 588-7839, email address trustee@pbt-permian.com, is the representative of the Trust that will provide tax information in accordance with applicable U.S. Treasury Regulations governing the information reporting requirements of the Trust as a WHFIT. Tax information is also posted by the Trustee at www.pbt-permian.com. Notwithstanding the foregoing, the middlemen holding Trust Units on behalf of Unit holders, and not the Trustee of the Trust, are solely responsible for complying with the information reporting requirements under the U.S. Treasury Regulations with respect to such Trust Units, including the issuance of IRS Forms 1099 and certain written tax statements. Unit holders whose Trust Units are held by middlemen should consult with such middlemen regarding the information that will be reported to them by the middlemen with respect to the Trust Units.

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

On May 2, 2011, ConocoPhillips, as the parent company of BROG, the operator of the Waddell Ranch properties, notified the Trustee that as a result of inaccuracies in ConocoPhillips’ accounting and record keeping relating to the Trust’s interest in proceeds from the gas plant production since January 2007, ConocoPhillips overpaid the Trust approximately $5.9 million initially. ConocoPhillips withheld $4.5 million from the proceeds for 2011 pending completions to the corrections of the accounting procedures. Beginning with the October 2012 distribution, previously withheld proceeds of $4.5 million were reimbursed by ConocoPhillips to the Trust ($4.0 million and $0.5 million in 2013 and 2012, respectively). ConocoPhillips has adjusted the monthly royalty payments to the Trust since October 2012 by the related reimbursed amounts to reflect ConocoPhillips’ ongoing correction of past and current production and royalty allocations and the payment of the previously withheld proceeds. The Trust’s reported royalty income for the three month and nine-month periods ended September 30, 2014 was not significantly impacted by these offsetting amounts. The Trust’s reported royalty income for the three months ended March 31, 2014 was decreased by these prior period adjustments by $655,161. As these adjustments were completed in the first quarter of 2014, there was no impact in the third quarter of 2014. The Trustee is continuing to evaluate the matter.

7.	SUBSEQUENT EVENTS

Subsequent to September 30, 2014, the Trust declared a distribution on October 21, 2014 of $0.056006 per Unit payable on November 17, 2014 to Unit holders of record on October 31, 2014.

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

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

For the quarter ended September 30, 2014 royalty income received by the Trust amounted to $15,233,085 compared to royalty income of $12,620,943 during the third quarter of 2013. The increase in royalty income is primarily attributable to an increase in both oil and gas production as the result of the 2013 drilling program. Also, this is offset by a decrease in average oil prices but an increase in gas prices for the quarter ending September 30, 2014 to $94.82 and $6.67, respectively, as compared to the quarter ending September 30, 2013 of $96.18 per Bbl and $6.20 per Mcf, respectively.

Interest income for the quarter ended September 30, 2014, was $77 compared to $98 during the third quarter of 2013. The decrease in interest income is primarily attributable to lower interest rates. General and administrative expenses during the third quarter of 2014 amounted to $193,727 compared to $145,855 during the third quarter of 2013. The increase in general and administrative expenses can be primarily attributed to increased professional expenses due to increased administrative actions.

These transactions resulted in distributable income for the quarter ended September 30, 2014 of $15,039,435 or $.32 per Unit of beneficial interest. Distributions of $.118511, $.109382 and $.094779 per Unit were made to Unit holders of record as of July 31, 2014, August 29, 2014 and September 30, 2014, respectively. For the third quarter of 2013, distributable income was $12,475,187 or $.27 per Unit of beneficial interest.

Royalty income for the Trust for the third quarter of the calendar year is associated with actual oil and gas production for the period of May, June and July of 2014 from the properties from which the Trust’s net overriding royalty interests (“Royalties”) were carved. Oil and gas sales attributable to the Royalties and the properties from which the Royalties were carved are as follows:

	Third Quarter
	2014	2013
Royalties:
Oil sales (Bbls)	147,713	114,794
Gas sales (Mcf)	333,115	209,046
Properties From Which The Royalties Were Carved:
Oil:
Total oil sales (Bbls)	293,639	284,178
Average per day (Bbls)	3,192	3,092
Average price per Bbl	$94.82	$96.18
Gas:
Total gas sales (Mcf)	851,876	688,350
Average per day (Mcf)	9,260	7,482
Average price per Mcf	$6.67	$6.20

The average received price of oil decreased to an average price per barrel of $94.82 per Bbl in the third quarter of 2014 compared to $96.18 per Bbl in the third quarter of 2013 due to worldwide market variables. The Trustee has been advised by ConocoPhillips that for the period of August 1, 1993, through September 30, 2014, the oil from the Waddell Ranch properties was being sold under a competitive bid to a third party. The average price of gas (including natural gas liquids) increased from $6.20 per Mcf in the third quarter of 2013 to $6.67 in the third quarter of 2014 due to change in overall market variables.

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

Capital expenditures for drilling, remedial and maintenance activities on the Waddell Ranch properties during the third quarter of 2014 totaled $6.3 million (gross) as compared to $9.4 million (gross) for the third quarter of 2013. ConocoPhillips has informed the Trustee that the 2014 capital expenditures budget has been stated at $76 million (gross) for the Waddell Ranch properties. Through the third quarter of 2014, capital expenditures of $24.7 million (gross) have been expended.

The Trustee has been advised that there were 4 wells completed and 7 wells in progress, and 10 workover wells completed and 4 workover wells in progress, during the three months ended September 30, 2014 as compared to 2 wells completed and 5 wells in progress, and 18 workover wells completed and 5 workover wells in progress for the three months ended September 30, 2013 on the Waddell Ranch properties. There were 4 facility projects completed and 6 projects in progress for the third quarter of 2014.

Lease operating expenses and property taxes totaled $7 million (gross) for the third quarter of 2014, compared to $6.9 million (gross) for the same period in 2013 on the Waddell Ranch properties due to increased maintenance and work on the Waddell Ranch.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

For the nine months ended September 30, 2014, royalty income received by the Trust amounted to $41,975,489 compared to royalty income of $30,798,499 for the nine months ended September 30, 2013. The increase in royalty income is primarily due to an increase in both oil and gas production, compared to the first nine months in 2013.

Interest income for the nine months ended September 30, 2014 was $205 compared to $354 for the nine months ended September 30, 2013. The decrease in interest income is attributable primarily to lower interest rates. General and administrative expenses for the nine months ended September 30, 2014 were $1,110,378. During the nine months ended September 30, 2013, general and administrative expenses were $1,004,442. The increase in general and administrative expenses is primarily due to increased professional expenses.

These transactions resulted in distributable income for the nine months ended September 30, 2014 of $40,865,316, or $.88, per Unit. For the nine months ended September 30, 2013, distributable income was $29,794,411, or $.64, per Unit.

Royalty income for the Trust for the nine months ended September 30, 2014 is associated with actual oil and gas production for the period November 2013 through July 2014 from the properties from which the Royalties were carved. Oil and gas production attributable to the Royalties and the properties from which the Royalties were carved are as follows:

	Nine Months Ended
	2014	2013
Royalties:
Oil sales (Bbls)	408,922	284,178
Gas sales (Mcf)	950,998	517,990
Properties From Which The Royalties Were Carved:
Oil:
Total oil sales (Bbls)	888,304	822,758
Average per day (Bbls)	3,254	3,014
Average price per Bbl	$92.99	$86.81
Gas:
Total gas sales (Mcf)	2,695,080	2,461,397
Average per day (Mcf)	9,872	9,016
Average price per Mcf	$6.91	$4.90

The average received price of oil increased during the nine months ended September 30, 2014 to $92.99 per barrel compared to $86.81 per barrel for the same period in 2013. The increase in the average price of oil is primarily due to worldwide market variables. The increase in the average price of gas (including natural gas liquids) from $4.90 per Mcf for the nine months ended September 30, 2013 to $6.91 per Mcf for the nine months ended September 30, 2014 is primarily the result of an increase in the spot prices of natural gas.

Since the oil and gas sales volumes attributable to the Royalties are based on an allocation formula that is dependent on such factors as price and cost (including capital expenditures), the production amounts in the Royalties section of the above table do not provide a meaningful comparison. The oil and gas sales volumes from the properties from which the Royalties are carved have fluctuated for the applicable period of 2014 compared to 2013.

Capital expenditures for the Waddell Ranch properties for the nine months ended September 30, 2014 totaled $24.7 million (gross) compared to $29.5 million net to the Trust for the same period in 2013. ConocoPhillips has previously advised the Trust that the remaining 2014 capital expenditures budget for the Waddell Ranch properties is $51 million (gross).

The Trustee has been advised that 12 wells were drilled and completed and 7 wells were to be completed on the Waddell Ranch properties during the nine months ended September 30, 2014, as compared to 2 wells drilled and completed and 5 wells completed on the Waddell Ranch properties during the nine months ended September 30, 2013. Approximately 26 workover wells were completed and approximately 4 workover wells were in progress as of September 30, 2014.

Lease operating expense and property taxes totaled $21.1 million for the nine months ended September 30, 2014 compared to $19.2 million for the same period in 2013. The increase in lease operating expense is primarily attributable to additional spending on facilities.

Calculation of Royalty Income

The Trust’s royalty income is computed as a percentage of the net profit from the operation of the properties in which the Trust owns net overriding royalty interests. These percentages of net profits are 75% and 95% in the case of the Waddell Ranch properties and the Texas Royalty properties, respectively. Royalty income received by the Trust for the three months ended September 30, 2014 and 2013, respectively, were computed as shown in the table below:

	THREE MONTHS ENDED SEPTEMBER 30,
	2014		2013
	WADDELL RANCH PROPERTIES	TEXAS ROYALTY PROPERTIES	WADDELL RANCH PROPERTIES	TEXAS ROYALTY PROPERTIES
Gross proceeds of sales from the Underlying Properties
Oil proceeds	$20,019,103	$7,823,170	$18,851,386	$8,506,434
Gas proceeds	4,713,533	966,351	4,205,842	913,876

Total	24,732,636	8,789,521	23,057,228	9,420,310

Less:
Severance tax:
Oil	873,810	314,118	797,118	310,258
Gas	298,934	51,713	31,298	51,293
Lease operating expense and property tax:
Oil and gas	7,004,305	465,000	6,859,211	480,000
Other	(3,309)	—	—	—
Capital expenditures	6,279,126	—	9,408,106	—

Total	14,502,866	830,831	17,095,733	841,551
Net profits	10,229,770	7,958,690	5,961,496	8,578,759
Net overriding royalty interests	75%	95%	75%	95%

Royalty income	$7,672,328	$7,560,756	$4,471,122	8,149,821

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

Revenue Recognition

Revenues from the royalty interests are recognized in the period in which amounts are received by the Trust. Royalty income received by the Trust in a given calendar year will generally reflect the proceeds, on an entitlement basis, from natural gas produced and sold for the twelve-month period ended October 31st in that calendar year. Royalty income received by the Trust in the third quarter of 2014 generally reflects the proceeds associated with actual oil and gas production for the period of May 2014 through July 2014.

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

On May 2, 2011, ConocoPhillips, as the parent company of BROG, the operator of the Waddell Ranch properties, notified the Trustee that as a result of inaccuracies in ConocoPhillips’ accounting and record keeping relating to the Trust’s interest in proceeds from the gas plant production since January 2007, ConocoPhillips overpaid the Trust approximately $5.9 million initially. ConocoPhillips withheld $4.5 million from the proceeds for 2011 pending completions to the corrections of the accounting procedures. Beginning with the October 2012 distribution, previously withheld proceeds of $4.5 million were reimbursed by ConocoPhillips to the Trust ($4.0 million and $0.5 million in 2013 and 2012, respectively). ConocoPhillips has adjusted the monthly royalty payments to the Trust since October 2012 by the related reimbursed amounts to reflect ConocoPhillips’ ongoing correction of past and current production and royalty allocations and the payment of the previously withheld proceeds. The Trust’s reported royalty income for the three month and nine-month periods ended September 30, 2014 was not significantly impacted by these offsetting amounts. The Trust’s reported royalty income for the three months ended March 31, 2014 was decreased by these prior period adjustments by $655,161. As these adjustments were completed in the first quarter of 2014, there was no impact in the third quarter of 2014. The Trustee is continuing to evaluate the matter.

Use of Estimates

The preparation of financial statements in conformity with the basis of accounting described above requires management to make estimates and assumptions that affect the reported amounts of certain assets, liabilities, revenues and expenses as of and for the reporting period. Actual results may differ from such estimates.

Impairment

The Trustee routinely reviews its royalty interests in oil and gas properties for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If an impairment event occurs and it is determined that the carrying value of the Trust’s royalty interests may not be recoverable, an impairment will be recognized as measured by the amount by which the carrying amount of the royalty interests exceeds the fair value of these assets, which would likely be measured by discounting projected cash flows. There was no impairment of assets as of September 30, 2014.

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

On May 14, 2013, the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) issued an updated version of its Internal Control – Integrated Framework (the “2013 Framework”). Originally, issued in 1992 (the “1992 Framework”), the framework helps organizations design, implement and evaluate the effectiveness of internal control concepts and simplify their use and application. The 1992 Framework remains available during the transition period, which extends to December 15, 2014, after which time COSO will consider it as superseded by the 2013 Framework. As of September 30, 2014, the Trustee continues to utilize the 1992 Framework during its transition to the 2013 Framework.

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

PART II—OTHER INFORMATION

Items 1 through 5.

Not applicable.

Item 6.	Exhibits

4.1	Permian Basin Amended and Restated Royalty Trust Indenture dated June 20, 2014, between Southland Royalty Company (now Burlington Resources Oil & Gas Company LP) and The First National Bank of Fort Worth (now Southwest Bank), as Trustee, heretofore filed as Exhibit 4.1 to the Trust’s Quarterly Report on Form 10-Q to the Securities and Exchange Commission for the quarterly period ended June 30, 2014 is incorporated herein by reference.

4.2	Net Overriding Royalty Conveyance (Permian Basin Royalty Trust) from Southland Royalty Company (now Burlington Resources Oil & Gas Company LP) to The First National Bank of Fort Worth (now Southwest Bank) as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit (4)(b) to the Trust’s Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980 is incorporated herein by reference.

4.3	Net Overriding Royalty Conveyance (Permian Basin Royalty Trust—Waddell Ranch) from Southland Royalty Company (now Burlington Resources Oil & Gas Company LP) to The First National Bank of Fort Worth (now Southwest Bank), as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit (4)(c) to the Trust’s Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980 is incorporated herein by reference.

10.1	Registration Rights Agreement dated as of July 21, 2004 by and between Burlington Resources Inc. and Bank of America, N.A., as trustee of Permian Basin Royalty Trust, heretofore filed as Exhibit 10.1 to the Trust’s Quarterly Report on Form 10-Q to the Securities and Exchange Commission for the quarterly period ended June 30, 2004 is incorporated herein by reference.

10.2	Underwriting Agreement dated December 15, 2005 among the Permian Basin Royalty Trust, Burlington Resources, Inc., Burlington Resources Oil & Gas L.P. and Lehman Brothers Inc. and Wachovia Capital Markets, LLC as representatives of the several underwriters, heretofore filed as Exhibit 10.1 to the Trust’s current report on Form 8-K to the Securities and Exchange Commission filed on December 19, 2005, is incorporated herein by reference.

10.3	Underwriting Agreement dated August 2, 2005 among the Permian Basin Royalty Trust, Burlington Resources, Inc., Burlington Resources Oil & Gas L.P. and Goldman Sachs & Co. and Lehman Brothers Inc. as representatives of the several underwriters, heretofore filed as Exhibit 10.1 to the Trust’s current report on Form 8-K to the Securities and Exchange Commission filed on August 8, 2005, is incorporated herein by reference.

10.4	Underwriting Agreement dated August 17, 2006, among Permian Basin Royalty Trust, ConocoPhillips, Burlington Resources Oil & Gas Company LP and Lehman Brothers Inc. and Wachovia Capital Markets, LLC as representatives of the several underwriters heretofore filed as Exhibit 10.1 to the Trust’s current report on Form 8-K to the Securities and Exchange Commission filed on August 22, 2006, is incorporated herein by reference.

31.1	Certification by Ron E. Hooper, Senior Vice President Royalty Trust Management of Southwest Bank, Trustee of Permian Basin Royalty Trust, dated November 10, 2014 and submitted pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate by Southwest Bank, Trustee of Permian Basin Royalty Trust, dated November 10, 2014 and submitted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHWEST BANK,
TRUSTEE FOR THE
PERMIAN BASIN ROYALTY TRUST

By:	/s/ Ron E. Hooper

Ron E. Hooper
SVP Royalty Trust Management

Date: November 10, 2014

(The Trust has no directors or executive officers.)

INDEX TO EXHIBITS

Exhibit Number	Exhibit

4.1	Permian Basin Amended and Restated Royalty Trust Indenture dated June 20, 2014, between Southland Royalty Company (now Burlington Resources Oil & Gas Company LP) and The First National Bank of Fort Worth (now Southwest Bank), as Trustee, heretofore filed as Exhibit 4.1 to the Trust’s Quarterly Report on Form 10-Q to the Securities and Exchange Commission for the quarterly period ended June 30, 2014 is incorporated herein by reference.*

4.2	Net Overriding Royalty Conveyance (Permian Basin Royalty Trust) from Southland Royalty Company (now Burlington Resources Oil & Gas Company LP) to The First National Bank of Fort Worth (now Southwest Bank), as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit (4)(b) to the Trust’s Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980 is incorporated herein by reference.*

4.3	Net Overriding Royalty Conveyance (Permian Basin Royalty Trust—Waddell Ranch) from Southland Royalty Company (now Burlington Resources Oil & Gas Company LP) to The First National Bank of Fort Worth (now Southwest Bank), as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit (4)(c) to the Trust’s Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980 is incorporated herein by reference.*

10.1	Registration Rights Agreement dated as of July 21, 2004 by and between Burlington Resources Inc. and Bank of America, N.A., as trustee of Permian Basin Royalty Trust, heretofore filed as Exhibit 10.1 to the Trust’s Quarterly Report on Form 10-Q to the Securities and Exchange Commission for the quarterly period ended June 30, 2004 is incorporated herein by reference.*

10.2	Underwriting Agreement dated December 15, 2005 among the Permian Basin Royalty Trust, Burlington Resources, Inc., Burlington Resources Oil & Gas L.P. and Lehman Brothers Inc. and Wachovia Capital Markets, LLC as representatives of the several underwriters, heretofore filed as Exhibit 10.1 to the Trust’s current report on Form 8-K to the Securities and Exchange Commission filed on December 19, 2005, is incorporated herein by reference.*

10.3	Underwriting Agreement dated August 2, 2005 among the Permian Basin Royalty Trust, Burlington Resources, Inc., Burlington Resources Oil & Gas L.P. and Goldman Sachs & Co. and Lehman Brothers Inc. as representatives of the several underwriters, heretofore filed as Exhibit 10.1 to the Trust’s current report on Form 8-K to the Securities and Exchange Commission filed on August 8, 2005, is incorporated herein by reference.*

10.4	Underwriting Agreement dated August 17, 2006, among Permian Basin Royalty Trust, ConocoPhillips, Burlington Resources Oil & Gas Company LP and Lehman Brothers Inc. and Wachovia Capital Markets, LLC as representatives of the several underwriters heretofore filed as Exhibit 10.1 to the Trust’s current report on Form 8-K to the Securities and Exchange Commission filed on August 22, 2006, is incorporated herein by reference.*

31.1	Certification by Ron E. Hooper, Senior Vice President Royalty Trust Management of Southwest Bank, Trustee of Permian Basin Royalty Trust, dated November 10, 2014 and submitted pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate by Southwest Bank, Trustee of Permian Basin Royalty Trust, dated November 10, 2014 and submitted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

*	A copy of this Exhibit is available to any Unit holder, at the actual cost of reproduction, upon written request to the Trustee, Southwest Bank, 2911 Turtle Creek Boulevard, Suite 850, Dallas, Texas 75219.