Form 10-K
period 2014-12-31
PERMIAN BASIN ROYALTY TRUST
filed 2015-03-02
CIK 319654

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-8033

Permian Basin Royalty Trust

(Exact Name of Registrant as Specified in the Permian Basin Royalty Trust Indenture)

Texas	75-6280532
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

Royalty Trust Management

Southwest Bank

2911 Turtle Creek Boulevard

Suite 850

Dallas, Texas 75219

(Address of Principal Executive Offices; Zip Code)

(Registrant’s Telephone Number, Including Area Code)

(855) 588-7839

Securities registered pursuant to section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Units of Beneficial Interest	New York Stock Exchange

Securities Registered pursuant to section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒        No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes   ☐        No  ☒

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐        No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $664,175,343.00.

At March 2, 2015, there were 46,608,796 Units of Beneficial Interest of the Trust outstanding.

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

The Permian Basin Royalty Trust (the “Trust”) is an express trust created under the laws of the state of Texas by the Permian Basin Royalty Trust Indenture (the “Trust Indenture”) entered into on November 3, 1980, between Southland Royalty Company (“Southland Royalty”) and The First National Bank of Fort Worth, as Trustee. Southwest Bank, an independent state bank chartered under the laws of the State of Texas and headquartered in Fort Worth, Texas (“Southwest Bank”) is now the Trustee of the Trust. The principal office of the Trust (sometimes referred to herein as the “Registrant”) is located at 2911 Turtle Creek Boulevard, Suite 850, Dallas, Texas (telephone number (855) 588-7839).

On January 9, 2014, Bank of America N.A. (as successor to The First National Bank of Fort Worth) gave notice to Unit holders that it would be resigning as trustee of the Trust subject to certain conditions that included the appointment of Southwest Bank as successor trustee. At a Special Meeting of Trust Unit holders, the Unit holders approved the appointment of Southwest Bank as successor trustee of the Trust once the resignation of Bank of America N.A. took effect and also approved certain amendments to the Trust Indenture. The effective date of Bank of America N.A.’s resignation and the effective date of Southwest Bank’s appointment as successor trustee was August 29, 2014. The defined term “Trustee” as used herein shall refer to Bank of America N.A. for periods prior to August 29, 2014, and shall refer to Southwest Bank for periods on or after August 29, 2014.

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

Cash held by the Trustee as a reserve for liabilities or contingencies (which reserves may be established by the Trustee in its discretion) or pending distribution is placed, at the Trustee’s discretion, in obligations issued by (or unconditionally guaranteed by) the United States or any agency thereof, repurchase agreements secured by obligations issued by the United States or any agency thereof, certificates of deposit of banks having a capital surplus and undivided profits in excess of $50,000,000, or other interest bearing accounts in FDIC-insured state or national banks, including the Trustee, so long as the entire amount in such account is at all times fully insured by the FDIC, subject, in each case, to certain other qualifying conditions.

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

Website/SEC Filings

Our Internet address is www.pbt-permian.com. You can review, free of charge, the filings the Trust has made with respect to its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended. We shall post these reports to our Internet address as soon as reasonably practicable after we electronically file them with, or furnish them to, the SEC.

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

Production and development costs attributable to the Royalties are deducted in the calculation of the Trust’s share of net proceeds. Accordingly, higher or lower production and development costs will directly decrease or increase the amount received by the Trust from the Royalties. Production and development costs are impacted by increases in commodity prices, both directly, through commodity price dependent costs, such as electricity, and indirectly, as a result of demand driven increases in costs of oilfield goods and services. For example, the costs of electricity that will be included in production and development costs deducted in calculating the Trust’s share of 2015 net proceeds could increase compared to the electrical costs incurred during 2014 if higher fuel surcharges are charged by the third party electricity provider in response to any increased costs of natural gas consumed to generate the electricity. These increased costs could reduce the Trust’s share of 2015 net proceeds below the level that would exist if such costs remained at the level experienced in 2014. If production and development costs attributable to the Royalties exceed the gross proceeds related to production from the Underlying Properties, the Trust will not receive net proceeds until future proceeds from production exceed the total of the excess costs plus accrued interest during the deficit period. Development activities may not generate sufficient additional proceeds to repay the costs.

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

The Trust does not lend money and has limited ability to borrow money, which the Trustee believes limits the Trust’s risk from credit markets. The Trust’s future royalty income, however, may be subject to risks relating to the creditworthiness of the operators of the Underlying Properties and other purchasers of the crude oil and natural gas produced from the Underlying Properties, as well as risks associated with fluctuations in the price of crude oil and natural gas.

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

The Trust has not received any written comments from the Securities and Exchange Commission staff regarding its periodic or current reports under the Act not less than 180 days before December 31, 2014, which comments remain unresolved.

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

A production index for oil and gas properties is the number of years derived by dividing remaining reserves by current production. The production index for the Trust properties based on the reserve report prepared by independent petroleum engineers as of December 31, 2014, is approximately 11 years.

The following information under this Item 2 is based upon data and information, including audited computation statements, furnished to the Trustee by BROG and Riverhill Energy.

PRODUCING ACREAGE, WELLS AND DRILLING

Waddell Ranch Properties.    The net profits/overriding royalty interest in the Waddell Ranch properties is the largest asset of the Trust. The mineral interests in the Waddell Ranch, from which such net royalty interests are carved, vary from 37.5% (Trust net interest) to 50% (Trust net interest) in 78,715 gross (34,205 net) producing acres. A majority of the proved reserves are attributable to six fields: Dune, Sand Hills (Judkins), Sand Hills (McKnight), Sand Hills (Tubb), University-Waddell (Devonian) and Waddell. At December 31, 2014, the Waddell Ranch properties contained 907 gross (393 net) productive oil wells, 181 gross (75 net) productive gas wells and 332 gross (136 net) injection wells.

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

The Waddell Ranch properties are mature producing properties, and all of the major oil fields are currently being waterflooded for the purpose of facilitating enhanced recovery. Proved reserves and estimated future net revenues attributable to the properties are included in the reserve reports summarized below. BROG does not own the full working interest in any of the tracts constituting the Waddell Ranch properties and, therefore, implementation of any development programs will require approvals of other working interest holders as well as BROG. In addition, implementation of any development programs will be dependent upon oil and gas prices currently being received and anticipated to be received in the future. There were 17 gross drill wells completed on the Waddell Ranch properties during 2014. At December 31, 2014, there were 3 drill wells and 3 workovers in progress on the Waddell Ranch properties. There were 14 gross drill wells completed on the Waddell Ranch properties during 2013. At December 31, 2013, there were 8 drill wells and 4 workovers in progress on the Waddell Ranch properties. There were 2 (gross) drill wells completed on the Waddell Ranch properties during 2012. At December 31, 2012, there were 3 horizontal drill wells yet to be completed, no workovers in progress and 49 completed workover wells on the Waddell Ranch properties. In addition, a waterflood expansion project undertaken during 2012 on the Waddell Ranch properties included 2 new drill producing wells, 1 new drill injector well, 7 new conversion wells, 5 producing workover wells and 5 injector well workovers completed by December 31, 2012.

BROG has advised the Trustee that the total amount of capital expenditures for 2014 with regard to the Waddell Ranch properties totaled $57.1 million. Capital expenditures include the cost of remedial and maintenance activities. This amount spent is approximately $19 million (gross) less than the budgeted amount projected by BROG for 2014.

BROG has advised the Trustee that the capital expenditures budget for 2015 totals approximately $48.1 million (gross) ($22.5 million net to the Trust), of which approximately $23.3 million (gross) is attributable to the 2015 drilling program, $6.8 million (gross) to workovers and recompletions, and $10.2 million (gross) to facilities. The remaining $7.8 million is attributable to final completion of the projects included in the 2014 budget. Accordingly, there is a 37% decrease in capital expenditures for 2015 as compared with the 2014 capital expenditures. The major reason for the variance is the decrease in the number of planned capital recompletions, a reduced drilling program and a decreased level of facility work. There will be 12 new drill wells in 2015 as compared to 17 new drill wells and recompletions, facilities and base capital project costs of $57.1 million (gross) in 2014.

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

Well Count and Acreage Summary.    The following table shows as of December 31, 2014, the gross and net producing wells and acres for the BROG interests on the Waddell Ranch. The net wells and acres are determined by multiplying the gross wells or acres by the BROG interests owner’s working interest in the wells or acres. Similar information is not available for the Riverhill Energy interests. There is no undeveloped acreage on the Waddell Ranch properties.

	Number of Wells		Acres
	Gross	Net	Gross	Net
BROG Interests	1,129	512	78,715	34,205

OIL AND GAS PRODUCTION

The Trust recognizes production during the month in which the related distribution is received. Production of oil and gas attributable to the Royalties and the Underlying Properties, the related average sales prices and the average production cost per unit of production attributable to the Underlying Properties for the three years ended December 31, 2014, excluding portions attributable to the adjustments discussed below, were as follows:

	Waddell Ranch Properties			Texas Royalty Properties			Total
	2014	2013	2012	2014	2013	2012	2014	2013	2012
Royalties:
Production
Oil (barrels)	174,148	60,579	205,377	322,045	321,368	311,066	496,193	381,947	516,443
Gas (Mcf)	656,170	250,327	1,111,166	408,099	442,665	443,408	1,064,269	692,992	1,554,574
Underlying Properties:
Production
Oil (barrels)	845,252	762,210	716,439	338,995	348,266	327,436	1,184,247	1,110,477	1,043,875
Gas (Mcf)	3,456,776	2,636,962	3,733,630	429,589	479,832	467,800	3,886,365	3,116,794	4,201,430
Average Sales Price
Oil/barrel	$93.30	$91.25	$94.49	$91.17	$90.78	$91.48	$91.92	$91.11	$92.68
Gas/Mcf	$6.67	$4.97	$6.32	$9.05	$7.94	$8.90	$7.58	$5.43	$7.05
Average Production Cost Oil/Gas BOE	$20.66	$12.64	$9.33	$8.11	$9.16	$7.75	$20.24	$11.72	$8.96

Since the oil and gas sales attributable to the Royalties are based on an allocation formula that is dependent on such factors as price and cost (including capital expenditures), production amounts do not necessarily provide a meaningful comparison.

Waddell Ranch properties lease operating expense for 2014 was $29,375,066 (gross). The lease operating expense increased from 2013 of $26,123,404 primarily because of increased prices, unusually high amount of road repairs and transition costs. Waddell Ranch lifting cost on a barrel of oil equivalent (BOE) basis was $20.66/bbl as compared to $12.64 in 2013 and $9.33 in 2012.

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

Cawley, Gillespie & Associates, Inc.’s reports are attached as exhibits to this Form 10-K. The following table presents a reconciliation of proved reserve quantities from January 1, 2012 through December 31, 2014 (in thousands):

	Waddell Ranch Properties		Texas Royalty Properties		Total
	Oil (Bbls)	Gas (Mcf)	Oil (Bbls)	Gas (Mcf)	Oil (Bbls)	Gas (Mcf)
January 1, 2012	3,103	16,491	3,099	4,727	6,202	21,218
Extensions, discoveries, and other additions	294	1,424	—	—	294	1,424
Revisions of previous estimates	(36)	(1,960)	468	(882)	432	(2,842)
Production	(205)	(1,104)	(294)	(420)	(499)	(1,524)

December 31, 2012	3,156	14,851	3,273	3,425	6,429	18,276
Extensions, discoveries, and other additions	74	120	—	—	74	120
Revisions of previous estimates	(308)	(3,415)	297	85	(11)	(3,330)
Production	(61)	(302)	(309)	(425)	(370)	(727)

December 31, 2013	2,861	11,254	3,261	3,085	6,122	14,339
Extensions, discoveries, and other additions	216	1,048	—	—	216	1,048
Revisions of previous estimates	(795)	(1,525)	286	246	(509)	(1,279)
Production	(150)	(547)	(303)	(384)	(453)	(931)

December 31, 2014	2,132	10,230	3,244	2,947	5,376	13,177

Estimated quantities of proved reserves and net cash flow as of December 31, 2014 are as follows:

	Waddell Ranch Properties
	Oil (Mstb)	Gas (Mcf)	Net Cash Flow, M$	10% Disc. Cash Flow, M$
Proved Developed Producing	1,812	8,805	$203,658	$140,140
Proved Developed Non-Producing	104	377	$10,932	$6,937

Proved Developed	1,916	9,182	$214,590	$147,077
Proved Undeveloped	216	1,048	$24,281	$12,519

Total Proved	2,132	10,230	$238,871	$159,596

	Texas Royalty Properties
	Oil (Mstb)	Gas (Mcf)	Net Cash Flow, M$	10% Disc. Cash Flow, M$
Proved Developed Producing	3,244	2,947	$299,867	$142,686
Proved Developed	3,244	2,947	$299,867	$142,686

Total Proved	3,244	2,947	$299,867	$142,686

	Total Waddell Ranch Plus Texas Royalty Properties
	Oil (Mstb)	Gas (Mcf)	Net Cash Flow, M$	10% Disc. Cash Flow, M$
Proved Developed Producing	5,056	11,752	$503,525	$282,826
Proved Developed Non-Producing	104	377	$10,932	$6,937

Proved Developed	5,160	12,129	$514,457	$289,763
Proved Undeveloped	216	1,048	$24,281	$12,519

Total Proved	5,376	13,177	$538,738	$302,282

Estimated quantities of proved developed reserves of oil and gas as of the dates indicated were as follows (in thousands):

	Oil (Barrels)	Gas (Mcf)
Proved Developed Reserves:
January 1, 2012	6,150	21,204
December 31, 2012	6,122	16,848
December 31, 2013	5,769	13,177
December 31, 2014	5,160	12,129

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

The 2014, 2013 and 2012 change in the standardized measure of discounted future net cash revenues related to future royalty income from proved reserves attributable to the Royalties discounted at 10% is as follows (in thousands):

	Waddell Ranch Properties			Texas Royalty Properties			Total
	2014	2013	2012	2014	2013	2012	2014	2013	2012
January 1	$185,955	$203,560	$226,740	$147,683	$150,500	$153,621	$333,638	$354,060	$380,361
Extensions, discoveries, and other additions	12,519	3,041	11,054	0	0	0	12,519	3,041	11,054
Accretion of discount	18,596	20,356	22,674	14,768	15,050	15,362	33,364	35,406	38,036
Revisions of previous estimates and other	(40,389)	(29,473)	(31,229)	10,093	12,358	10,969	(30,296)	(17,115)	(20,260)
Royalty income	(17,085)	(11,529)	(25,679)	(29,858)	(30,225)	(29,452)	(46,943)	(41,754)	(55,131)

December 31	$159,596	$185,955	$203,560	$142,686	$147,083	$150,500	$302,282	$333,638	$354,060

Royalty Income in the above table differs from the actual cash basis Royalty Income received by the Trust due to the net negative impact of the NPI allocation from the Waddell Ranch properties of approximately $2,068,000 during the year.

Average oil and gas prices of $94.99 per barrel and $4.35 per Mcf were used to determine the estimated future net revenues from the Waddell Ranch properties and the Texas Royalty properties, respectively, at December 31, 2014. The downward revisions of both reserves and discounted future net cash flows for the Waddell Ranch properties are primarily due to weaker pricing for oil offset by stronger gas pricing. The Texas Royalty Properties are revised downward due to weaker pricing for oil.

Average oil and gas prices of $96.78 per barrel and $3.66 per Mcf were used to determine the estimated future net revenues from the Waddell Ranch properties and the Texas Royalty properties, respectively, at December 31, 2013. The downward revisions of both reserves and discounted future net cash flows for the Waddell Ranch properties and the Texas Royalty properties are primarily due to increased capital expenditures and offset by stronger pricing for oil.

Average oil and gas prices of $94.71 per barrel and $2.75 per Mcf were used to determine the estimated future net revenues from the Waddell Ranch properties and the Texas Royalty properties, respectively, at December 31, 2012. The downward revisions of both reserves and discounted future net cash flows for the Waddell Ranch properties were primarily due to increased capital expenditures but offset by stronger pricing for oil and gas. The Texas Royalty properties were revised upward due to the stronger pricing for oil.

The following presents estimated future net revenue and the present value of estimated future net revenue attributable to the Royalties, for each of the years ended December 31, 2014, 2013 and 2012 (in thousands):

	2014		2013		2012
	Estimated Future Net Revenue	Present Value at 10%	Estimated Future Net Revenue	Present Value at 10%	Estimated Future Net Revenue	Present Value at 10%
Total Proved
Waddell Ranch properties	$238,871	$159,596	$308,732	$185,955	$351,956	$203,560
Texas Royalty properties	299,867	142,686	306,894	147,683	310,577	150,500

Total	$538,738	$302,282	$615,626	$333,638	$662,533	$354,060

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

In addition, climate change is the subject of an important public policy debate and the basis for new legislation proposed by the United States Congress and certain states. Some states have adopted climate change statutes and regulations. The United States Environmental Protection Agency (the “EPA”) issued greenhouse gas monitoring and reporting regulations that went into effect January 1, 2010, and required reporting by regulated facilities by September 30, 2011 and annually thereafter. On November 30, 2010, the EPA published a final rule that sets forth reporting requirements for the petroleum and natural gas industry and requires persons that hold state drilling permits that emit 25,000 metric tons or more of carbon dioxide equivalent per year to report annually carbon dioxide, methane and nitrous oxide emissions from certain sources. Under a regulatory extension, the deadline for the petroleum and natural gas industry sources to report their greenhouse gas emissions was changed to September 28, 2012.

Beyond measuring and reporting, the EPA issued an “Endangerment Finding” under Section 202(a) of the Clean Air Act, concluding that greenhouse gas pollution threatens the public health and welfare of future generations. The EPA indicated that it will use data collected through the reporting rules to decide whether to promulgate future greenhouse gas emission limits. On April 17, 2012, the EPA issued a final rule that established new source performance standards for volatile organic compounds (“VOC(s)”) and sulfur dioxide, an air toxics standard for major sources of oil and natural gas production, and an air toxics standard for major sources of natural gas transmission and storage. Beginning January 1, 2015, all hydraulically fractured or refractured natural gas wells had to be completed using so called “green completion” technology, which significantly reduces VOC emissions. Limiting emissions of VOCs will have the co-benefit of also limiting methane, a greenhouse gas. These regulations apply to natural gas wells that are hydraulically fractured, or refractured, and to storage tanks and other equipment.

Congress and various states, including Texas, have proposed or adopted legislation regulating or requiring disclosure of the chemicals in the hydraulic fracturing fluid that is used in the drilling operation. Texas requires oil and gas operators to disclose the chemicals on the Frac Focus website. Hydraulic fracturing has historically been regulated by state oil and natural gas commissions. The EPA, however, has asserted federal regulatory authority over certain hydraulic fracturing activities involving diesel under the Safe Drinking Water Act (the “SDWA”). The EPA has issued permitting guidance for oil and natural gas hydraulic fracturing activities using diesel fuels. Under the guidance, EPA defined the term “diesel” to include five categories of oils, including some such as kerosene, that are not traditionally considered to be diesel.

In addition, the EPA is seeking direct regulation of the greenhouse gas methane from new and modified oil and gas production sources in order to help President Obama meet his new goal of reducing methane emissions from 40% to 45% from 2012 levels by 2025, while avoiding direct regulation of existing drilling operations. The EPA will publish a proposed rule this summer to build on its 2012 new source performance standards for the sector to set standards for methane and ozone-forming VOC emissions from new and modified oil and gas production sources and natural gas production sources. A final rule is slated for issuance in 2016. The White House said in its fact sheet that the “focus will be on in-use technologies, current industry practices, emerging innovations, and streamlined and flexible regulatory approaches to ensure that emissions reductions can be achieved as oil and gas production and operations continue to grow.” Despite the benefits of reducing methane emissions, it will affect the oil and gas industry’s operations and increase the cost of its operations.

The EPA is also conducting a congressionally mandated study on the effects of hydraulic fracturing on water at all stages in the operational cycle of harvesting natural gas. While the study was expected to be completed in 2014, the EPA has not released any findings as of January 2015. When eventually completed, this study is anticipated to form the basis for a comprehensive regulatory effort. The EPA study, or other studies, of hydraulic fracturing could spur initiatives to further regulate hydraulic fracturing under the SDWA or other regulatory programs. The re-election of President Obama makes such regulation of the oil and gas industry more likely.

On January 7, 2015, a coalition of nine environmental and open government groups sued the EPA in the U.S. District Court for the District of Columbia over the toxic chemicals released into the air, water and land by the oil and gas industry. The oil and gas industry has not previously been required to disclose the chemicals that it releases or disposes of while other industries have been subject to such rules. If the plaintiffs win the lawsuit, or if EPA otherwise agrees to require the oil and gas industry to make such disclosures, the overall cost to comply with the rules may be significant and would also potentially allow outside parties to more effectively lobby the EPA to regulate the oil and gas industry’s releases to air, water and land.

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

Units of Beneficial Interest

Units of Beneficial Interest (“Units”) of the Trust are traded on the New York Stock Exchange with the symbol PBT. Quarterly high and low sales prices and the aggregate amount of monthly distributions paid each quarter during the Trust’s two most recent years were as follows:

	Sales Price		Distributions Paid
2014	High	Low
First Quarter	$13.50	$12.09	$.251032
Second Quarter	15.33	13.03	.303064
Third Quarter	14.47	13.44	.322672
Fourth Quarter	13.73	8.85	.147013

Total for 2014			$1.023781

	Sales Price		Distributions Paid
2013	High	Low
First Quarter	$14.50	$11.95	$.143718
Second Quarter	14.32	12.15	.227866
Third Quarter	14.38	12.93	.267656
Fourth Quarter	15.94	12.78	.230112

Total for 2013			$.869352

Approximately 1125 Unit holders of record held the 46,608,796 Units of the Trust at December 31, 2014.

The Trust has no equity compensation plans and has not repurchased any Units during the period covered by this report.

Item 6.	Selected Financial Data

	For the Year Ended December 31,
	2014	2013	2012	2011	2010
Royalty income	$49,010,648	$41,746,191	$55,131,010	$64,582,861	$65,265,303
Distributable income	$47,717,493	$40,519,731	$53,982,501	$63,409,123	$64,116,670
Distributable income per Unit	$1.02	$.87	$1.16	$1.36	$1.38
Distributions per Unit	$1.02	$.87	$1.16	$1.36	$1.38
Total assets, December 31	$2,828,267	$3,917,570	$3,399,942	$5,619,522	$5,552,130

Computation of Royalty Income Received by the Trust

The Trust’s royalty income is computed as a percentage of the net profit from the operation of the properties in which the Trust owns net overriding royalty interests. The percentages of net profits are 75% and 95% in the cases of the Waddell Ranch properties and the Texas Royalty properties, respectively. Royalty income received by the Trust for the five years ended December 31, 2014, was computed as shown in the table on the next page.

	Year Ended December 31,
	2014		2013		2012		2011		2010
Gross Proceeds of Sales From the Underlying Properties:	Waddell Ranch Properties	Texas Royalty Properties	Waddell Ranch Properties	Texas Royalty Properties	Waddell Ranch Properties	Texas Royalty Properties	Waddell Ranch Properties	Texas Royalty Properties	Waddell Ranch Properties	Texas Royalty Properties
Oil Proceeds	$75,992,426	$30,875,566	$69,680,486	$31,616,260	$64,978,331	$29,826,637	$56,244,466	$27,614,845	$51,665,865	$22,993,347
Gas Proceeds	21,629,550	3,887,441	13,104,312	3,809,522	21,925,648	4,160,736	27,911,119	4,789,824	31,178,053	4,556,493
Other	2,766,256	0	5,415,627	0	0	0	0	0	0	0

Total	100,388,232	34,763,007	88,200,425	35,425,782	86,903,979	33,987,373	84,155,585	32,404,669	82,843,918	27,549,840

Less:
Severance Tax
Oil	3,299,182	1,230,687	2,941,805	1,178,972	2,688,534	1,088,059	2,302,526	1,018,930	2,006,922	687,170
Gas	1,084,324	180,361	11,587	204,770	1,242,516	121,940	1,474,315	257,307	1,557,553	241,242
Other	666,994	0	848,017	0	86,415	0	205,476	0	243,369	0
Lease Operating Expense and Property Tax Oil and Gas	29,375,066	1,922,064	26,123,405	2,234,558	20,605,025	1,775,125	19,542,466	1,948,037	19,497,914	1,600,936
Capital Expenditures	40,426,331	0	42,903,501	0	0	0	11,482,154	0	4,210,379	0

Total	74,851,897	3,333,112	72,828,315	3,618,300	52,665,475	2,985,124	35,006,937	3,224,274	27,516,137	2,529,348

Net Profits	$25,536,335	$31,429,895	$15,372,110	$31,807,482	$34,238,504	$31,002,249	$49,148,648	$29,180,395	$55,327,781	$25,020,492
Net Overriding Royalty Interest	75%	95%	75%	95%	75%	95%	75%	95%	75%	95%

Total Royalty Income for Distribution	$19,152,250	$29,858,400	$11,529,083	$30,217,108	$25,678,876	$29,452,134	$36,861,486	$27,721,375	$41,495,836	$23,769,467

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

Trustee’s Discussion and Analysis for the Three-Year Period Ended December 31, 2014

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

Results of Operations

Royalty income received by the Trust for the three-year period ended December 31, 2014, is reported in the following table:

	Year Ended December 31,
Royalties	2014	2013	2012
Total Revenue	$49,010,648	$41,746,191	$55,131,010
	100%	100%	100%
Oil Revenue	41,428,218	32,419,865	44,435,232
	84%	78%	81%
Gas Revenue	7,852,430	8,627,081	10,695,778
	16%	22%	19%
Total Revenue/Unit	$1.051532	$.895672	$1.182846

Royalty income of the Trust for the calendar year is associated with actual oil and gas production for the period November of the prior year through October of the current year. Oil and gas sales for 2014, 2013 and 2012 for the Royalties and the Underlying Properties, excluding portions attributable to the adjustments discussed hereafter, are presented in the following table:

	Year Ended December 31,
Royalties	2014	2013	2012
Oil Sales (Bbls)	496,193	381,947	516,443
Gas Sales (Mcf)	1,064,269	692,992	1,554,574
Underlying Properties
Oil
Total Oil Sales (Bbls)	1,184,247	1,110,477	1,043,875
Average Per Day (Bbls)	3,245	3,042	2,852
Average Price/Bbl	$90.24	$91.11	$90.82
Gas
Total Gas Sales (Mcf)	3,886,365	3,116,794	4,201,430
Average Per Day (Mcf)	10,648	8,539	11,479
Average Price/Mcf	$6.57	$5.43	$6.06

The average price of oil decreased to $90.24 per barrel in 2014, down from $91.11 per barrel in 2013. The average price of oil in 2012 was $90.82 per barrel. In addition, the average price of gas increased from $5.43 per Mcf in 2013 to $6.57 per Mcf in 2014. The average price of gas in 2012 was $6.06 per Mcf. Oil prices have decreased primarily because of world market conditions. Oil prices are expected to remain volatile. Gas liquids values remain stronger and keep the prices of gas stronger.

Subsequent to year end, the price of both oil and gas continued to fluctuate, giving rise to a correlating adjustment of the respective standardized measure of discounted future net cash flows. As of February 23, 2015, NYMEX posted oil prices were approximately $49.45 per barrel, which compared to the posted price of $94.99 per barrel, used to calculate the worth of future net revenue of the Trust’s proved developed reserves, would result in a smaller standardized measure of discounted future net cash flows for oil. As of February 23, 2015, NYMEX posted gas prices were $3.22 per million British thermal units. The use of such price, as compared to the posted price of $4.350 per million British thermal units, used to calculate the future net revenue of the Trust’s proved developed reserves would result in a smaller standardized measure of discounted future net cash flows for gas.

Since the oil and gas sales attributable to the Royalties are based on an allocation formula that is dependent on such factors as price and cost (including capital expenditures), production amounts do not necessarily provide a meaningful comparison. Total oil production increase approximately 30% from 2013 to 2014 primarily due to increased production due to the 2012, 2013 and 2014 drilling program. Total gas production decreased approximately 26% from 2012 to 2013 primarily due to increased capital expenditures allocation reducing volumes attributable to the Trust.

On May 2, 2011, ConocoPhillips, as the parent company of BROG, the operator of the Waddell Ranch properties, notified the Trustee that as a result of inaccuracies in ConocoPhillips’ accounting and record keeping relating to the Trust’s interest in proceeds from the gas plant production since January 2007, ConocoPhillips overpaid the Trust approximately $5.9 million initially. ConocoPhillips withheld $4.5 million from the proceeds for 2011 pending completions to the corrections of the accounting procedures. Beginning with the October 2012 distribution, previously withheld proceeds of $4.5 million were reimbursed by ConocoPhillips to the Trust ($4.0 million and $0.5 million in 2013 and 2012, respectively). ConocoPhillips has adjusted the monthly royalty payments to the Trust since October 2012 by the related reimbursed amounts to reflect ConocoPhillips’ ongoing correction of past and current production and royalty allocations and the payment of the previously withheld proceeds. These adjustments were completed in the first quarter of 2014. The Trust’s reported royalty income for the years ended December 31, 2014, 2013 and 2012 was not significantly impacted by these offsetting amounts. The Trustee is continuing to evaluate the matter.

Total capital expenditures in 2014 used in the net overriding royalty calculation were approximately $57.1 million (gross) compared to $42.9 million (gross) in 2013 and $65.8 million (gross) in 2012. The operator of the Waddell Ranch properties has informed the Trustee that, in order to halt the production decline curve and to exploit the remaining potential of the Trust’s assets more fully, a more aggressive, robust capital expenditure budget will be necessary in the future and is being pursued.

During 2013, there were 18 (gross) vertical wells drilled on the Waddell Ranch properties with 10 such wells completed. There were also 3 (gross) horizontal wells that were completed during 2013 that had been drilled the prior year. The vertical wells were completed in 2-4 frac stages with initial production rates of 140 BOEPD. The horizontal wells were completed with on average 8 of 12 planned frac stages with initial production rates of 112 BOEPD. The remaining eight vertical wells were completed in the first quarter of 2014. Actual costs for this program were approximately $28.6 million (gross) with approximately $4.8 million required to complete the eight remaining vertical wells. During 2014, there were 17 (gross) vertical wells drilled on the Waddell Ranch properties with 17 such wells completed. There were also 1 (gross) horizontal wells that were drilled but not completed as of 12/31/2014. The vertical wells were completed in 2-4 frac stages with initial production rates of 207 BOEPD. Actual costs for this program were approximately $30.8 million (gross). Also, there were 36 recompletions done during 2014, with initial BOEPD rate of 76 at a cost of approximately $26.3 million.

Texas law requires all temporarily abandoned wells to be either worked over and recompleted to functional status or permanently plugged and abandoned within a five year time frame. The Waddell Ranch properties contain over 700 such temporarily abandoned wells. In 2014, there were 36 recompletion wells completed and 65 wells permanently plugged on the Waddell Ranch properties. Actual costs for this program in 2014 approximated $80.7 million (gross) This cost is for the development program and base faciliites. The new drills and recompletions, on average, provided a total of an additional 4,920 BOEPD to the exit rate or 2036 BOEPD annualized average as of December 2014. Production reported is gross.

A waterflood expansion program was initiated in 2012, which included 2 new producing wells, 1 new injector well, 3 reactivated workover wells, 7 conversions to injector wells, 1 workover of existing injector well and 2 workover wells into producing wells within the Grayburg formation. As of December 31, 2013, this program was complete with a total cost of approximately $12.4 million (gross) spent over the 2 year period. The 2013 budget also called for approximately $15.4 million (gross) to be spent on facilities, infrastructure and miscellaneous expenditures. During 2013, eight different battery/satellite facilities were upgraded so not all of the original funds budgeted for facilities, etc. were spent. The operator expected net actual costs to the Trust’s interest for 2013 to be approximately $43.5 million. Most of these expenditures had been incurred and accounted for through the distributions made from the Trust during 2013 and the first quarter of 2014. During 2014, there were 17

(gross) vertical wells drilled on the Waddell Ranch properties with 17 such wells completed. There were also 1 (gross) horizontal wells that were drilled but not completed as of 12/31/2014. The vertical wells were completed in 2-4 frac stages with initial production rates of 207 BOEPD. Actual costs for this program were approximately $30.8 million (gross). Also, there were 36 recompletions done during 2014, with initial BOEPD rate of 76 at a cost of approximately $26.3 million.

The operator has advised the Trustee that the proposed budget for 2015 will be $48.1 million (gross) and $22.5 million (net). The 2015 budget will include amounts to be spent on 10 vertical wells, 2 horizontal wells and 10 wells to be worked over and completed, additional facilities and infrastructure improvements and the completion of projects begun in 2014, spending about $18 million on this.

In 2014, lease operating expense and property taxes on the Waddell Ranch properties amounted to approximately $29.4 million. In 2013, lease operating expense and property taxes on the Waddell Ranch properties amounted to approximately $26.1 million. In 2012, lease operating expense and property taxes on the Waddell Ranch properties amounted to approximately $20.6 million.

The Trustee has been advised by BROG that since June 2006, the oil from the Waddell Ranch has been marketed by ConocoPhillips by soliciting bids from third parties on an outright sale basis of production listed in bid packages.

During 2014, the monthly royalty receipts were invested by the Trustee until the monthly distribution date, and earned interest totaled $263. Interest income for 2013 and 2012 was $472 and $734, respectively.

General and administrative expenses in 2014 were $1,293,418 compared to $1,226,932 in 2013 and $1,149,243 in 2012, primarily due to additional legal expenses.

Distributable income for 2014 was $47,717,493 or $1.023781 per Unit.

Distributable income for 2013 was $40,519,731 or $.869358 per Unit.

Distributable income for 2012 was $53,982,501 or $1.158198 per Unit.

Results of the Fourth Quarters of 2014 and 2013

Royalty income received by the Trust for the fourth quarter of 2014 amounted to $7,035,159 or $.15094 per Unit. For the fourth quarter of 2013, the Trust received royalty income of $10,947,691 or $.234885 per Unit. Interest income for the fourth quarter of 2014 amounted to $58 compared to $119 for the fourth quarter of 2013. The decrease in interest income can be attributed primarily to a decrease of funds available. General and administrative expenses totaled $183,040 for the fourth quarter of 2014 compared to $222,491 for the fourth quarter of 2013. The decrease in expenses related to a decrease in professional expenses.

Royalty income for the Trust for the fourth quarter is associated with actual oil and gas production during August through October from the Underlying Properties. Oil and gas sales attributable to the Royalties and the Underlying Properties for the quarter and the comparable period for 2013 are as follows:

	Fourth Quarter
	2014	2013
Royalties
Oil Sales (Bbls)	81,691	97,769
Gas Sales (Mcf)	107,152	180,002
Underlying Properties
Total Oil Sales (Bbls)	295,943	287,718
Average Per Day (Bbls)	3,217	3,127
Average Price/Bbls	$81.98	$103.93
Total Gas Sales (Mcf)	1,191,285	655,397
Average Per Day (Mcf)	12,949	7,124
Average Price/Mcf	$5.78	$7.44

The posted price of oil decrease for the fourth quarter of 2014 compared to the fourth quarter of 2013, resulting in an average price per barrel of $81.98 compared to $103.93 in the same period of 2013. The average price of gas decreased for the fourth quarter of 2014 compared to the same period in 2013, resulting in an average price per Mcf of $5.78 compared to $7.44 in the fourth quarter of 2013.

The Trustee has been advised that oil sales decrease in the fourth quarter of 2014 compared to the same period in 2013 primarily due to market pricing offset by an increase of production. Gas sales from the Underlying Properties decreased in the fourth quarter of 2014 compared to the same period in 2013 due to market demands.

The Trust has been advised that 2 wells were drilled and completed during the three months ended December 31, 2014, and there were 6 wells in progress.

Use of Estimates

The preparation of financial statements in conformity with the basis of accounting described above requires management to make estimates and assumptions that affect reported amounts of certain assets, liabilities, revenues and expenses as of and for the reporting periods. Actual results may differ from such estimates.

Impairment

The Trustee routinely reviews its royalty interests in oil and gas properties for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If an impairment event occurs and it is determined that the carrying value of the Trust’s royalty interests may not be recoverable, an impairment will be recognized as measured by the amount by which the carrying amount of the royalty interests exceeds the fair value of these assets, which would likely be measured by discounting projected cash flows. There was no impairment of the assets as of December 31, 2014.

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

Tabular Disclosure of Contractual Obligations.

		Less than 1 Year	Payments Due by Period		More than 5 Years
Contractual Obligations	Total		1 - 3 Years	3 - 5 Years
Distribution payable to Unit holders	$2,105,320	$2,105,320	$0	$0	$0
Total	$2,105,320	$2,105,320	$0	$0	$0

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Unit Holders of Permian Basin Royalty Trust and

Southwest Bank, Trustee:

Dallas, Texas

We have audited the accompanying statements of assets, liabilities, and trust corpus of Permian Basin Royalty Trust (the “Trust”) as of December 31, 2014 and 2013, and the related statements of distributable income and changes in trust corpus for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Trustee. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Trustee, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note 2 to the financial statements, these financial statements have been prepared on a modified cash basis of accounting which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America.

In our opinion, such financial statements present fairly, in all material respects, the assets, liabilities and trust corpus of the Trust at December 31, 2014 and 2013, and the distributable income and changes in trust corpus for each of the three years in the period ended December 31, 2014, on the basis of accounting described in Note 2.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Trust’s internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control — Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 2, 2015 expressed an unqualified opinion on the Trustee’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Dallas, TX

March 2, 2015

PERMIAN BASIN ROYALTY TRUST

FINANCIAL STATEMENTS

STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	December 31,
	2014	2013
ASSETS
Cash and Short-term Investments	$2,105,320	$3,136,698
Net Overriding Royalty Interests in Producing Oil and Gas Properties — Net (Notes 2 and 3)	722,947	780,872

Total	$2,828,267	$3,917,570

LIABILITIES AND TRUST CORPUS
Distribution Payable to Unit Holders	$2,105,320	$3,136,698
Commitments and Contingencies (Note 8) Trust Corpus — 46,608,796 Units of Beneficial Interest Authorized and Outstanding	722,947	780,872

Total	$2,828,267	$3,917,570

STATEMENTS OF DISTRIBUTABLE INCOME

	For the years ended December 31,
	2014	2013	2012
Royalty Income (Notes 2 and 3)	$49,010,648	$41,746,191	$55,131,010
Interest Income	263	472	734

	49,010,911	41,746,663	55,131,744

Expenditures — General and Administrative	1,293,418	1,226,932	1,149,243

Distributable Income	$47,717,493	$40,519,731	$53,982,501

Distributable Income per Unit (46,608,796 Units)	$1.02	$.87	$1.16

Distributions per Unit	$1.02	$.87	$1.16

The accompanying notes to financial statements are an integral part of these statements.

STATEMENTS OF CHANGES IN TRUST CORPUS

	For the years ended December 31,
	2014	2013	2012
Trust Corpus, Beginning of Year	$780,872	$825,949	$891,576
Amortization of Net Overriding Royalty Interests (Notes 2 and 3)	(57,925)	(45,077)	(65,627)
Distributable Income	47,717,493	40,519,731	53,982,501
Distributions Declared	(47,717,493)	(40,519,731)	(53,982,501)

Trust Corpus, End of Year	$722,947	$780,872	$825,949

The accompanying notes to financial statements are an integral part of these statements.

NOTES TO FINANCIAL STATEMENTS

1.	Trust Organization and Provisions

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

On January 9, 2014, Bank of America N.A. (as successor to The First National Bank of Fort Worth) gave notice to Unit holders that it would be resigning as trustee of the Trust subject to certain conditions that included the appointment of Southwest Bank as successor trustee. At a Special Meeting of Trust Unit holders, the Unit holders approved the appointment of Southwest Bank as successor trustee of the Trust once the resignation of Bank of America N.A. took effect and also approved certain amendments to the Trust Indenture. The effective date of Bank of America N.A.’s resignation and the effective date of Southwest Bank’s appointment as successor trustee was August 29, 2014. The defined term “Trustee” as used herein shall refer to Bank of America N.A. for periods prior to August 29, 2014, and shall refer to Southwest Bank for periods on or after August 29, 2014.

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

Impairment

The Trustee routinely reviews its royalty interests in oil and gas properties for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If an impairment event occurs and it is determined that the carrying value of the Trust’s royalty interests may not be recoverable, an impairment will be recognized as measured by the amount by which the carrying amount of the royalty interests exceeds the fair value of these assets, which would likely be measured by discounting projected cash flows. There was no impairment of the assets as of December 31, 2014.

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

The initial carrying value of the Royalties ($10,975,216) represented Southland Royalty Company’s historical net book value at the date of the transfer to the Trust. Accumulated amortization as of December 31, 2014 and 2013 was $10,252,269 and $10,194,344, respectively.

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

Because the Trust is a grantor trust for federal tax purposes, each Unit holder is taxed directly on his proportionate share of income, deductions and credits of the Trust consistent with each such Unit holder’s taxable year and method of accounting and without regard to the taxable year or method of accounting employed by the Trust. The income of the Trust consists primarily of a specified share of the proceeds from the sale of oil and gas produced from the Underlying Properties. During 2014, the Trust also earned interest income on funds held for distribution and the cash reserve maintained for the payment of contingent and future obligations of the Trust.

The deductions of the Trust consist of severance taxes and administrative expenses. In addition, each Unit holder is entitled to depletion deductions because the Royalties constitute “economic interests” in oil and gas properties for federal income tax purposes. Each Unit holder is entitled to amortize the cost of the Units through cost depletion over the life of the Royalties or, if greater, through percentage depletion equal to 15 percent of gross income. Unlike cost depletion, percentage depletion is not limited to a Unit holder’s depletable tax basis in the Units. Rather, a Unit holder is entitled to a percentage depletion deduction as long as the applicable Underlying Properties generate gross income. Percentage depletion is allowed on proven properties acquired after October 11, 1990. For Units acquired after such date, Unit holders would normally compute both percentage depletion and cost depletion from each property and claim the larger amount as a deduction on their income tax returns. The Trustee has estimated the cost depletion for January through December 2014, and it appears that percentage depletion will exceed cost depletion for some of the Unit holders.

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

Unit holders of record will continue to receive an individualized tax information letter for each of the quarters ending March 31, June 30 and September 30, 2015, and for the year ending December 31, 2015. Unit holders owning Units in nominee may obtain monthly tax information from the Trustee upon request. See discussion above regarding certain reporting requirements imposed upon middlemen under U.S. Treasury Regulations because the Trust is considered a WHIFT for federal income tax purposes.

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

	Total
	Oil (Bbls)	Gas (Mcf)
January 1, 2012	6,202	21,218
Extensions, discoveries, and other additions	294	1,424
Revisions of previous estimates	432	(2,842)
Production	(499)	(1,524)

December 31, 2012	6,429	18.276
Extensions, discoveries, and other additions	74	120
Revisions of previous estimates	(11)	(3,330)
Production	(370)	(727)

December 31, 2013	6,122	14,339
Extensions, discoveries, and other additions	216	1048
Revisions of previous estimates	(509)	(1,279)
Production	(453)	(931)

December 31, 2014	5,376	13,177

Estimated quantities of proved developed reserves of oil and gas as of the dates indicated were as follows (in thousands):

	Oil (Barrels)	Gas (Mcf)
Proved Developed Reserves:
January 1, 2012	6,150	21,204
December 31, 2012	6,122	16,848
December 31, 2013	5,769	13,177
December 31, 2014	5,160	12,129

Disclosure of a Standardized Measure of Discounted Future Net Cash Flows

The following is a summary of a standardized measure (in thousands) of discounted future net cash flows related to the Trust’s total proved oil and gas reserve quantities. Information presented is based upon valuation of proved reserves by using discounted cash flows based upon average oil and gas prices ($94.99 per bbl and $4.35 per Mcf, respectively) during the 12-month period prior to the fiscal year-end, determined as an unweighted arithmetic average of the first-day-of-the-month price for each month within such period, unless prices are defined by contractual arrangements, excluding escalations based upon future conditions and severance and ad valorem taxes, if any, and economic conditions, discounted at the required rate of 10 percent. As the Trust is not subject to taxation at the trust level, no provision for income taxes has been made in the following disclosure. Trust prices may differ from posted NYMEX prices due to differences in product quality and property location. The impact of changes in current prices on reserves could vary significantly from year to year. Accordingly, the information presented below should not be viewed as an estimate of the fair market value of the Trust’s oil and gas properties nor should it be viewed as indicative of any trends.

December 31,	2014	2013	2012
Future net cash inflows	$538,738	$615,626	$662,533
Discount of future net cash flows @ 10%	(236,456)	(281,988)	(308,473)

Standardized measure of discounted future net cash inflows	$302,282	$333,638	$354,060

The change in the standardized measure of discounted future net cash flows for the years ended December 31, 2014, 2013 and 2012 is as follows (in thousands):

	Total
	2014	2013	2012
January 1	$333,638	$354,060	$380,361
Extensions, discoveries, and other additions	12,519	3,041	11,054
Accretion of discount	33,364	35,406	38,036
Revisions of previous estimates and other	(30,296)	(17,123)	(20,260)
Royalty income	(46,943)	(41,746)	(55,131)

December 31	$302,282	$333,638	$354,060

Royalty Income in the above table differs from the actual cash basis Royalty Income received by the Trust due to the net negative impact of the NPI allocation from the Waddell Ranch properties of approximately $2,068,000 during the year.

Subsequent to year end, the price of both oil and gas continued to fluctuate, giving rise to a correlating adjustment of the respective standardized measure of discounted future net cash flows. As of February 23, 2015, NYMEX posted oil prices were approximately $49.45 per barrel, which compared to the posted price of $94.99 per barrel, used to calculate the worth of future net revenue of the Trust’s proved developed reserves, would result in a smaller standardized measure of discounted future net cash flows for oil. As of February 23, 2015, NYMEX posted gas prices were $3.22 per million British thermal units. The use of such price, as compared to the posted price of $4.35 per million British thermal units, used to calculate the future net revenue of the Trust’s proved developed reserves would result in a smaller standardized measure of discounted future net cash flows for gas.

6.	Quarterly Schedule of Distributable Income (Unaudited)

The following is a summary of the unaudited quarterly schedule of distributable income for the two years ended December 31, 2014 (in thousands, except per Unit amounts):

2014	Royalty Income	Distributable Income	Distributable Income and Distribution Per Unit
First Quarter	$12,135	$11,700	$.251032
Second Quarter	14,607	14,125	.303064
Third Quarter	15,233	15,039	.322672
Fourth Quarter	7,036	6,853	.147013

Total	$49,011	$47,717	$1.023781

Royalty Income in the above table differs from the actual cash basis Royalty Income received by the Trust due to the net negative impact of the NPI allocation from the Waddell Ranch properties of approximately $2,068,000 during the year.

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

On May 2, 2011, ConocoPhillips, as the parent company of BROG, the operator of the Waddell Ranch properties, notified the Trustee that as a result of inaccuracies in ConocoPhillips’ accounting and record keeping relating to the Trust’s interest in proceeds from the gas plant production since January 2007, ConocoPhillips overpaid the Trust approximately $5.9 million initially. ConocoPhillips withheld $4.5 million from the proceeds for 2011 pending completions to the corrections of the accounting procedures. Beginning with the October 2012 distribution, previously withheld proceeds of $4.5 million were reimbursed by ConocoPhillips to the Trust ($4.0 million and $0.5 million in 2013 and 2012, respectively). ConocoPhillips has adjusted the monthly royalty payments to the Trust since October 2012 by the related reimbursed amounts to reflect ConocoPhillips’ ongoing correction of past and current production and royalty allocations and the payment of the previously withheld proceeds. These adjustments were completed in the first quarter of 2014. The Trust’s reported royalty income for the years ended December 31, 2014, 2013 and 2012 was not significantly impacted by these offsetting amounts. The Trustee is continuing to evaluate the matter.

9.	Subsequent Events

Subsequent to December 31, 2014, the Trust declared the following distributions:

Monthly Record Date	Payment Date	Distribution per Unit
January 30, 2015	February 13, 2015	$.036726
February 27, 2015	March 13, 2015	$.031465

*****

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures.

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

Changes in Internal Control over Financial Reporting

There has not been any change in the Trust’s internal control over financial reporting during the fourth quarter of 2014 that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting.

Trustee’s Report on Internal Control Over Financial Reporting

The Trustee is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Securities and Exchange Act of 1934, as amended. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with the modified cash basis of accounting. The Trustee conducted an evaluation of the effectiveness of the Trust’s internal control over financial reporting based on the criteria established in Internal Control-Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Trustee’s evaluation under the framework in Internal Control-Integrated Framework 2013, the Trustee concluded that the Trust’s internal control over financial reporting was effective as of December 31, 2014. The independent registered public accounting firm of Deloitte & Touche LLP, as auditors of the statements of assets, liabilities, and trust corpus, and the related statements of distributable income and changes in trust corpus for the year ended December 31, 2014, has issued an attestation report on the Trust’s internal control over financial reporting, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Unit Holders of Permian Basin Royalty Trust and

Southwest Bank, Trustee

Dallas, Texas

We have audited the internal control over financial reporting of Permian Basin Royalty Trust (the “Trust”) as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Trustee is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Trustee’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Trust’s internal control over financial reporting based on our audit.

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

In our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control — Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statements of assets, liabilities and trust corpus of the Trust as of December 31, 2014, and the related statements of distributable income and changes in trust corpus for the year ended December 31, 2014, which financial statements have been prepared on the modified cash basis of accounting as described in Note 2 to such financial statements, and our report dated March 2, 2015 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

Dallas, TX

March 2, 2015

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

The Trust has no directors or officers and based solely on its review of the reports received by it, the Trust believes that during the fiscal year of 2014, no person who was a beneficial owner of more than ten percent the Trust’s Units failed to file on a timely basis any report required by Section 16(a).

STANDARDS OF CONDUCT

Because the Trust has no employees, it does not have a code of ethics. Employees of the Trustee, Southwest Bank, must comply with the bank’s standards of conduct, a copy of which will be provided to Unit holders, without charge, upon request made to Southwest Bank, Trustee, 2911 Turtle Creek Boulevard, Suite 850, Dallas, Texas 75219, Attention: Ron Hooper.

Item 11.	Executive Compensation

During the years ended December 31, 2014, 2013 and 2012, the Trustee received total remuneration as follows:

Name of Individual or Number of Persons in Group	Cash Compensation		Year
Southwest Bank, Trustee	30,775	(1)	2014
Bank of America, N.A., Trustee	49,309	(1)	2014
	$65,292	(1)	2013
	$66,063	(1)	2012

(1)	Under the Trust Indenture, the Trustee is entitled to an administrative fee for its administrative services, preparation of quarterly and annual statements with attention to tax and legal matters of: (i) 1/20 of 1% of the first $100 million and (ii) Trustee’s standard hourly rate in excess of 300 hours annually. The administrative fee is subject to reduction by a credit for funds provision.

COMPENSATION COMMITTEE

Because the Trust has no directors, it does not have a compensation committee, and the Trust has not engaged any consultants to provide advice or recommendations on the amount or form of compensation.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a) Security Ownership of Certain Beneficial Owners.    Based solely on a review of statements filed with the SEC pursuant to Section 13(d) or 13(g) of the Securities Exchange Act of 1934, as amended, the Trustee is not aware of any person owning beneficially more than 5% of the outstanding Units of the Trust as of December 31, 2014.

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

The Trust has no directors or executive officers. See Item 11 for the remuneration received by the Trustee during the years ended December 31, 2014, 2013 and 2012.

Item 14.	Principal Accounting Fees and Services.

Fees for services performed by Deloitte & Touche LLP for the years ended December 31, 2014 and 2013 are:

	2014	2013
Audit Fees	$100,250	$128,275
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—

Total	$100,250	$128,275

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

3. Exhibits

Exhibit Number		Exhibit

(4)(a)	—	Permian Basin Amended and Restated Royalty Trust Indenture dated June 20, 2014, between Southland Royalty Company (now Burlington Resources Oil & Gas Company LP) and The First National Bank of Fort Worth (now Southwest Bank), as Trustee, heretofore filed as Exhibit 4.1 to the Trust’s Quarterly Report on Form 10-Q to the Securities and Exchange Commission for the quarterly period ended June 30, 2014, is incorporated herein by reference.*

(b)	—	Net Overriding Royalty Conveyance (Permian Basin Royalty Trust) from Southland Royalty Company (now Burlington Resources Oil & Gas Company LP) to The First National Bank of Fort Worth (now Southwest Bank), as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit (4)(b) to the Trust’s Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980, is incorporated herein by reference.*

(c)	—	Net Overriding Royalty Conveyance (Permian Basin Royalty Trust — Waddell Ranch) from Southland Royalty Company (now Burlington Resources Oil & Gas Company LP) to The First National Bank of Fort Worth (now Southwest Bank), as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit (4)(c) to the Trust’s Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980, is incorporated herein by reference.*

(10)(a)	—	Underwriting Agreement dated December 15, 2005 among the Permian Basin Royalty Trust, Burlington Resources, Inc., Burlington Resources Oil & Gas L.P. and Lehman Brothers Inc. and Wachovia Capital Markets, LLC as representatives of the several underwriters, heretofore filed as Exhibit 10.1 to the Trust’s current report on Form 8-K to the Securities and Exchange Commission filed on December 19, 2005, is incorporated herein by reference.*

(b)	—	Underwriting Agreement dated August 2, 2005 among the Permian Basin Royalty Trust, Burlington Resources, Inc., Burlington Resources Oil & Gas L.P. and Goldman Sachs & Co. and Lehman Brothers Inc. as representatives of the several underwriters, heretofore filed as Exhibit 10.1 to the Trust’s current report on Form 8-K to the Securities and Exchange Commission filed on August 8, 2005, is incorporated herein by reference.*

(c)	—	Underwriting Agreement dated August 17, 2006, among Permian Basin Royalty Trust, ConocoPhillips, Burlington Resources Oil & Gas Company LP and Lehman Brothers Inc. and Wachovia Capital Markets, LLC as representatives of the several underwriters heretofore filed as Exhibit 10.1 to the Trust’s current report on Form 8-K to the Securities and Exchange Commission filed on August 22, 2006, is incorporated herein by reference.*

Exhibit Number		Exhibit

(d)	—	Registration Rights Agreement dated as of July 21, 2004 by and between Burlington Resources, Inc. and Bank of America, N.A., as trustee of Permian Basin Royalty Trust, heretofore filed as Exhibit 10.1 to the Trust’s Quarterly Report on Form 10-Q to the Securities and Exchange Commission for the quarterly period ended June 30, 2004 is incorporated herein by reference.*

(23.1)	—	Consent of Cawley, Gillespie & Associates, Inc., reservoir engineer.**

(31.1)	—	Certification required by Rule 13a-14(a)/15d-14(a).**

(32.1)	—	Certification required by Rule 13a-14(b)/15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002.**

(99.1)	—	Report of Cawley, Gillespie & Associates, Inc., reservoir engineer.**

*	A copy of this Exhibit is available to any Unit holder, at the actual cost of reproduction, upon written request to the Trustee, Southwest Bank, 2911 Turtle Creek Boulevard, Suite 850, Dallas, Texas 75219.

**	Filed herewith.

SIGNATURE

PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

SOUTHWEST BANK, TRUSTEE FOR THE PERMIAN BASIN ROYALTY TRUST

By:	/S/ RON E. HOOPER
Ron E. Hooper SVP Royalty Trust Management

Date: March 2, 2015

(The Trust has no directors or executive officers.)

INDEX TO EXHIBITS

EXHIBIT NUMBER		EXHIBIT

(4)(a)	—	Permian Basin Amended and Restated Royalty Trust Indenture dated June 20, 2014, between Southland Royalty Company (now Burlington Resources Oil & Gas Company LP) and The First National Bank of Fort Worth (now Southwest Bank), as Trustee, heretofore filed as Exhibit 4.1 to the Trust’s Quarterly Report on Form 10-Q to the Securities and Exchange Commission for the quarterly period ended June 30, 2014, is incorporated herein by reference.*

(b)	—	Net Overriding Royalty Conveyance (Permian Basin Royalty Trust) from Southland Royalty Company (now Burlington Resources Oil & Gas Company LP) to The First National Bank of Fort Worth (now Southwest Bank), as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit (4)(b) to the Trust’s Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980, is incorporated herein by reference.*

(c)	—	Net Overriding Royalty Conveyance (Permian Basin Royalty Trust — Waddell Ranch) from Southland Royalty Company (now Burlington Resources Oil & Gas Company LP) to The First National Bank of Fort Worth (now Southwest Bank), as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit (4)(c) to the Trust’s Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980, is incorporated herein by reference.*

(10)(a)	—	Underwriting Agreement dated December 15, 2005 among the Permian Basin Royalty Trust, Burlington Resources, Inc., Burlington Resources Oil & Gas L.P. and Lehman Brothers Inc. and Wachovia Capital Markets, LLC as representatives of the several underwriters, heretofore filed as Exhibit 10.1 to the Trust’s current report on Form 8-K to the Securities and Exchange Commission filed on December 19, 2005, is incorporated herein by reference.*

(b)	—	Underwriting Agreement dated August 2, 2005 among the Permian Basin Royalty Trust, Burlington Resources, Inc., Burlington Resources Oil & Gas L.P. and Goldman Sachs & Co. and Lehman Brothers Inc. as representatives of the several underwriters, heretofore filed as Exhibit 10.1 to the Trust’s current report on Form 8-K to the Securities and Exchange Commission filed on August 8, 2005, is incorporated herein by reference.*

(c)	—	Underwriting Agreement dated August 17, 2006, among Permian Basin Royalty Trust, ConocoPhillips, Burlington Resources Oil & Gas Company LP and Lehman Brothers Inc. and Wachovia Capital Markets, LLC as representatives of the several underwriters heretofore filed as Exhibit 10.1 to the Trust’s current report on Form 8-K to the Securities and Exchange Commission filed on August 22, 2006, is incorporated herein by reference.*

(d)	—	Registration Rights Agreement dated as of July 21, 2004 by and between Burlington Resources, Inc. and Bank of America, N.A., as trustee of Permian Basin Royalty Trust, heretofore filed as Exhibit 10.1 to the Trust’s Quarterly Report on Form 10-Q to the Securities and Exchange Commission for the quarterly period ended June 30, 2004 is incorporated herein by reference.*

(23.1)	—	Consent of Cawley, Gillespie & Associates, Inc., reservoir engineer.**

(31.1)	—	Certification required by Rule 13a-14(a)/15d-14(a).**

(32.1)	—	Certification required by Rule 13a-14(b)/15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002.**

(99.1)	—	Report of Cawley, Gillespie & Associates, Inc., reservoir engineer.**

*	A copy of this Exhibit is available to any Unit holder, at the actual cost of reproduction, upon written request to the Trustee, Southwest Bank, 2911 Turtle Creek Boulevard, Suite 850, Dallas, Texas 75219.

**	Filed herewith.