Form 10-Q
period 2015-03-31
PERMIAN BASIN ROYALTY TRUST
filed 2015-05-11
CIK 319654

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period ended March 31, 2015

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

Number of Units of beneficial interest of the Trust outstanding at May 11, 2015: 46,608,796.

PERMIAN BASIN ROYALTY TRUST

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

The condensed financial statements included herein have been prepared by Southwest Bank as Trustee for the Permian Basin Royalty Trust (the “Trust”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Effective August 29, 2014, Southwest Bank became the new trustee for the Trust. The defined term “Trustee” as used herein shall refer to Bank of America, N.A. for periods prior to August 29, 2014, and shall refer to Southwest Bank for periods on or after August 29, 2014. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed interim financial statements and notes thereto be read in conjunction with the financial statements and the notes thereto included in the Trust’s latest annual report on Form 10-K. In the opinion of the Trustee, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the assets, liabilities and trust corpus of the Permian Basin Royalty Trust at March 31, 2015, the distributable income for the three-month periods ended March 31, 2015 and 2014 and the changes in trust corpus for the three-month periods ended March 31, 2015 and 2014, have been included. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

The condensed interim financial statements as of March 31, 2015 and for the three-month periods ended March 31, 2015 and 2014, included herein, have been reviewed by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report appearing herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Unit Holders of Permian Basin Royalty Trust and

Southwest Bank, Trustee

Dallas, Texas

We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of Permian Basin Royalty Trust (the “Trust”) as of March 31, 2015, and the related condensed statements of distributable income for the three-month periods ended March 31, 2015 and 2014 and changes in trust corpus for the three-month periods ended March 31, 2015 and 2014. These condensed interim financial statements are the responsibility of the Trustee.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statement of assets, liabilities, and trust corpus of Permian Basin Royalty Trust as of December 31, 2014, and the related statements of distributable income and changes in trust corpus for the year then ended (not presented herein); and in our report dated March 2, 2015, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed statement of assets, liabilities, and trust corpus as of December 31, 2014, is fairly stated, in all material respects, in relation to the statement of assets, liabilities and trust corpus from which it has been derived.

/s/ Deloitte & Touche LLP

Dallas, Texas

May 11, 2015

PERMIAN BASIN ROYALTY TRUST

CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

(UNAUDITED)

	March 31, 2015 (Unaudited)	December 31, 2014
ASSETS

Cash and short-term investments	$1,005,686	$2,105,320

Net overriding royalty interests in producing oil and gas properties (net of accumulated amortization of $10,261,812 and $10,252,269 at March 31, 2015 and December 31, 2014, respectively)	713,404	722,947

TOTAL ASSETS	$1,719,090	$2,828,267

LIABILITIES AND TRUST CORPUS

Distribution payable to Unit holders	$1,005,686	$2,105,320

Commitments and contingencies (Note 6)	—	—

Trust corpus – 46,608,796 Units of beneficial interest authorized and outstanding	713,404	722,947

TOTAL LIABILITIES AND TRUST CORPUS	$1,719,090	$2,828,267

The accompanying notes to condensed financial statements are an integral part of these statements.

PERMIAN BASIN ROYALTY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

	THREE MONTHS ENDED March 31, 2015	THREE MONTHS ENDED March 31, 2014

Royalty income	$4,630,106	$12,135,107
Interest income	32	63

	4,630,138	12,135,170

General and administrative expenditures	(446,094)	(434,775)

Distributable income	$4,184,044	$11,700,395

Distributable income per Unit (46,608,796 Units)	$.09	$.25

The accompanying notes to condensed financial statements are an integral part of these statements.

PERMIAN BASIN ROYALTY TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

	THREE MONTHS ENDED March 31, 2015	THREE MONTHS ENDED March 31, 2014

Trust corpus, beginning of period	$722,947	$780,872

Amortization of net overriding royalty interests	(9,543)	(14,374)
Distributable income	4,184,044	11,700,395
Distributions declared	(4,184,044)	(11,700,395)

Total Trust Corpus, end of period	$713,404	$766,498

Distributions per Unit	$.09	$.25

The accompanying notes to condensed financial statements are an integral part of these statements.

PERMIAN BASIN ROYALTY TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1.	TRUST ORGANIZATION AND PROVISIONS

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

On January 9, 2014, Bank of America, N.A. (as successor to the First National Bank of Fort Worth) gave notice to Unit holders that it would be resigning as Trustee subject to certain conditions that included the appointment of Southwest Bank, an independent state bank chartered under the laws of the State of Texas and headquartered in Fort Worth, Texas (“Southwest Bank”), as successor trustee. At a Special Meeting of Trust Unit holders, the Unit holders approved the appointment of Southwest Bank as successor trustee of the Trust once the resignation of U.S. Trust, Bank of America Private Wealth Management took effect and also approved certain amendments to the Trust Indenture. The effective date of Bank of America N.A.’s resignation and the effective date of Southwest Bank’s appointment as successor trustee was August 29, 2014. The defined term “Trustee” as used herein shall refer to Bank of America, N.A. for periods prior to August 29, 2014, and shall refer to Southwest Bank for periods on or after August 29, 2014.

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

Impairment

The Trustee routinely reviews its royalty interests in oil and gas properties for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If an impairment event occurs and it is determined that the carrying value of the Trust’s royalty interests may not be recoverable, an impairment will be recognized as measured by the amount by which the carrying amount of the royalty interests exceeds the fair value of these assets, which would likely be measured by discounting projected cash flows. There was no impairment of the assets as of March 31, 2015.

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

The Royalties constitute “economic interests” in oil and gas properties for federal income tax purposes. Unit holders must report their share of the revenues from the Royalties as ordinary income from oil and gas royalties and are entitled to claim depletion with respect to such income. During the first quarter of 2015, the Trust also incurred administration expenses and earned interest income on funds held for distribution and for the cash reserve maintained for the payment of contingent and future obligations of the Trust.

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

On May 2, 2011, ConocoPhillips, as the parent company of BROG, the operator of the Waddell Ranch properties, notified the Trustee that as a result of inaccuracies in ConocoPhillips’ accounting and record keeping relating to the Trust’s interest in proceeds from the gas plant production since January 2007, ConocoPhillips overpaid the Trust approximately $5.9 million initially. ConocoPhillips withheld $4.5 million from the proceeds for 2011 pending completions to the corrections of the accounting procedures. Beginning with the October 2012 distribution, previously withheld proceeds of $4.5 million were reimbursed by ConocoPhillips to the Trust ($4.0 million and $0.5 million in 2013 and 2012, respectively). ConocoPhillips has adjusted the monthly royalty payments to the Trust since October 2012 by the related reimbursed amounts to reflect ConocoPhillips’ ongoing correction of past and current production and royalty allocations and the payment of the previously withheld proceeds. These adjustments were completed in the first quarter of 2014. The Trust’s reported royalty income for the three months ended March 31, 2015 was not impacted by these offsetting amounts at all. The Trustee is continuing to evaluate the matter.

7.	SUBSEQUENT EVENTS

Subsequent to March 31, 2015, the Trust declared a distribution on April 20, 2015 of $.023781 per Unit payable on May 14, 2015 to Unit holders of record on April 30, 2015.

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

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

For the quarter ended March 31, 2015, royalty income received by the Trust amounted to $4,630,106 compared to royalty income of $12,135,107 during the first quarter of 2014. The decrease in royalty income is primarily attributable to a substantial decrease in oil and gas prices for the quarter ending March 31, 2015 to $57.72 and $4.15, respectively, as compared to the quarter ending March 31, 2014 of $89.97 and $6.58, respectively. Due to the deficit of the NPI, Waddell Ranch Properties contributed nothing to the royalty income for the quarter ending March 31, 2015.

Interest income for the quarter ended March 31, 2015, was $32 compared to $63 during the first quarter of 2014. The decrease in interest income is primarily attributable to less funds available to invest. General and administrative expenses during the first quarter of 2015 amounted to $446,094 compared to $434,775 during the first quarter of 2014. The increase in general and administrative expenses can be primarily attributed to increased professional expenses.

These transactions resulted in distributable income for the quarter ended March 31, 2015 of $4,184,044 or $.09 per Unit of beneficial interest. Distributions of $0.036726, $0.031465 and $0.021577 per Unit were made to Unit holders of record as of January 30, 2015, February 27, 2015 and March 31, 2015, respectively. For the first quarter of 2014, distributable income was $11,700,395, or $.25 per Unit of beneficial interest.

Royalty income for the Trust for the first quarter of the calendar year is associated with actual oil and gas production for the period of November and December 2014 and January 2015 from the properties from which the Trust’s net overriding royalty interests (“Royalties”) were carved. Oil and gas sales attributable to the Royalties and the properties from which the Royalties were carved are as follows:

	First Quarter
	2015	2014
Royalties:
Oil sales (Bbls)	79,262	121,049
Gas sales (Mcf)	103,333	301,342

Properties From Which The Royalties Were Carved:
Oil:
Total oil sales (Bbls)	311,483	306,742
Average per day (Bbls)	3,386	3,334
Average price per Bbl	$57.72	$89.97

Gas:
Total gas sales (Mcf)	1,180,576	1,006,039
Average per day (Mcf)	12,832	10,935
Average price per Mcf	$4.15	$6.58

The average received price of oil decreased to an average price per barrel of $57.72 per Bbl in the first quarter of 2015, compared to $89.97 per Bbl in the first quarter of 2014 due to worldwide market variables. The Trustee has been advised by ConocoPhillips that for the period of August 1, 1993, through March 31, 2015, the oil from the Waddell Ranch properties was being sold under a competitive bid to a third party. The average price of gas (including natural gas liquids) decreased from $6.58 per Mcf in the first quarter of 2014 to $4.15 per Mcf in the first quarter of 2015 due to change in overall market variables.

Since the oil and gas sales attributable to the Royalties are based on an allocation formula that is dependent on such factors as price and cost (including capital expenditures), the production amounts in the Royalties section of the above table do not provide a meaningful comparison. Oil sales volumes increased and gas sales volumes increased from the Underlying Properties (as defined in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2014) for the applicable period in 2015 compared to 2014.

Capital expenditures for drilling, remedial and maintenance activities on the Waddell Ranch properties during the first quarter of 2015 totaled $10.2 million as compared to $11.6 million for the first quarter of 2014. ConocoPhillips has informed the Trustee that the 2015 capital expenditures budget has been approved at $48.1 million (gross) for the Waddell Ranch properties. The total amount of capital expenditures for 2014 with regard to the Waddell Ranch properties totaled $76 million (gross).

The Trustee has been advised that there were 6 workover wells completed, 3 new wells completed, 0 new wells in progress and 2 workover wells in progress during the three months ended March 31, 2015 as compared to 8 workover wells completed, 7 new wells completed, 1 new well in progress and 3 workover wells in progress for the three months ended March 31, 2014 on the Waddell Ranch properties. There were 3 facility projects completed and 7 projects in progress for the first quarter of 2015.

Lease operating expenses and property taxes totaled $6.8 million (gross) for the first quarter of 2015, compared to $6.6 million (gross) for the same period in 2014 on the Waddell Ranch properties due to . increased maintenance and work on the Waddell Ranch.

Calculation of Royalty Income

The Trust’s royalty income is computed as a percentage of the net profit from the operation of the properties in which the Trust owns net overriding royalty interests. These percentages of net profits are 75% and 95% in the case of the Waddell Ranch properties and the Texas Royalty properties, respectively. Royalty income received by the Trust for the three months ended March 31, 2015 and 2014, respectively, were computed as shown in the table below:

	THREE MONTHS ENDED MARCH 31,
	2015			2014
	WADDELL RANCH PROPERTIES		TEXAS ROYALTY PROPERTIES	WADDELL RANCH PROPERTIES	TEXAS ROYALTY PROPERTIES

Gross proceeds of sales from the Underlying Properties
Oil proceeds	$13,027,941		$4,950,547	$19,661,781	$7,934,923
Gas proceeds	4,216,180		683,539	6,402,945	904,267
Other (adjustment)	555,525	*	—	—	—

Total	17,799,646		5,634,086	26,064,726	8,839,190

Less:
Severance tax:
Oil	568,082		173,406	845,524	297,155
Gas	253,390		34,563	210,045	50,097
Other	—		—	683,581	—
Lease operating expense and property tax:
Oil and gas	6,817,017		552,322	6,609,654	527,064
Capital expenditures	10,161,157		—	11,624,619	—

Total	17,799,646		760,291	19,973,423	874,316

Net profits	-0-		4,873,795	6,091,303	7,964,874
Net overriding royalty interests	75%		95%	75%	95%

Royalty income	$-0-		$4,630,106	$4,568,477	$7,566,630

*	Due to the NPI deficit, Waddell Ranch did not contribute to Royalty Income for this quarter.

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

The financial statements of the Trust differ from financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) because revenues are not accrued in the month of production and certain cash reserves may be established for contingencies which would not be accrued in financial statements prepared in accordance with GAAP. Amortization of the Royalties calculated on a unit-of-production basis is charged directly to trust corpus. This comprehensive basis of accounting other than GAAP corresponds to the accounting permitted for royalty trusts by the U.S. Securities and Exchange Commission as specified by Staff Accounting Bulletin Topic 12:E, Financial Statements of Royalty Trust.

Revenue Recognition

Revenues from the royalty interests are recognized in the period in which amounts are received by the Trust. Royalty income received by the Trust in a given calendar year will generally reflect the proceeds, on an entitlement basis, from natural gas produced and sold for the twelve-month period ended October 31st in that calendar year. Royalty income received by the Trust in the first quarter of 2015 generally reflects the proceeds associated with actual oil and gas production for the period of November 2014 through January 2015.

Reserve Disclosure

As of January 1, 2015, independent petroleum engineers estimated the net proved reserves attributable to the royalty interests. Estimates of future net revenues from proved reserves have been prepared using average twelve-month oil and gas prices, determined as an unweighted arithmetic average of the first-day-of-the-month price for each month within the twelve-month period preceding the end of the most recent fiscal year, unless prices are defined by contractual arrangements. Numerous uncertainties are inherent in estimating volumes and the value of proved reserves and in projecting future production rates and the timing of development of non-producing reserves. Such reserve estimates are subject to change as additional information becomes available. The reserves actually recovered and the timing of production may be substantially different from the reserves estimates.

Contingencies

Contingencies related to the Underlying Properties that are unfavorably resolved would generally be reflected by the Trust as reductions to future royalty income payments to the Trust with corresponding reductions to cash distributions to Unit holders.

On May 2, 2011, ConocoPhillips, as the parent company of BROG, the operator of the Waddell Ranch properties, notified the Trustee that as a result of inaccuracies in ConocoPhillips’ accounting and record keeping relating to the Trust’s interest in proceeds from the gas plant production since January 2007, ConocoPhillips overpaid the Trust approximately $5.9 million initially. ConocoPhillips withheld $4.5 million from the proceeds for 2011 pending completions to the corrections of the accounting procedures. Beginning with the October 2012 distribution, previously withheld proceeds of $4.5 million were reimbursed by ConocoPhillips to the Trust ($4.0 million and $0.5 million in 2013 and 2012, respectively). ConocoPhillips has adjusted the monthly royalty payments to the Trust since October 2012 by the related reimbursed amounts to reflect ConocoPhillips’ ongoing correction of past and current production and royalty allocations and the payment of the previously withheld proceeds. These adjustments were completed in the first quarter of 2014. The Trust’s reported royalty income for the three months ended March 31, 2015 was not impacted by these offsetting amounts at all. The Trustee is continuing to evaluate the matter.

Use of Estimates

The preparation of financial statements in conformity with the basis of accounting described above requires management to make estimates and assumptions that affect the reported amounts of certain assets, liabilities, revenues and expenses as of and for the reporting period. Actual results may differ from such estimates.

Impairment

The Trustee routinely reviews its royalty interests in oil and gas properties for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If an impairment event occurs and it is determined that the carrying value of the Trust’s royalty interests may not be recoverable, an impairment will be recognized as measured by the amount by which the carrying amount of the royalty interests exceeds the fair value of these assets, which would likely be measured by discounting projected cash flows. There is no impairment of the assets as of March 31, 2015.

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

There have been no material changes in the Trust’s market risk, as disclosed in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Item 4.	Controls and Procedures

On May 14, 2013, the Committee of Sponsoring Organizations of the Treadway Commission issued an updated version of its Internal Control – Integrated Framework (the “2013 Framework”) which helps organizations design, implement and evaluate the effectiveness of internal control concepts and simplify their use and application. As of the end of the period covered by this report, the Trustee carried out an evaluation of the effectiveness of the design and operation of the Trust’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15 based on the criteria established in the 2013 Framework. Based upon that evaluation, the Trustee concluded that the Trust’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Trust in the reports that it files or submits under the Securities Exchange Act of 1934 and are effective in ensuring that information required to be disclosed by the Trust in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Trustee to allow timely decisions regarding required disclosure. In its evaluation of disclosure controls and procedures, the Trustee has relied, to the extent considered reasonable, on information provided by Burlington Resources Oil & Gas Company LP, the owner of the Waddell Ranch properties, and Riverhill Energy Corporation, the owner of the Texas Royalty properties. There has not been any change in the Trust’s internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting.

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

10.3	Underwriting Agreement dated August 2, 2005 among the Permian Basin Royalty Trust, Burlington Resources, Inc., Burlington Resources Oil & Gas L.P. and Goldman Sachs & Co. and Lehman Brothers Inc. as representatives of the several underwriters, heretofore filed as Exhibit 10.1 to the Trust’s current report on Form 8-K to the Securities and Exchange Commission filed on August 8, 2005, is incorporated herein by reference.

10.4	Underwriting Agreement dated August 17, 2006, among Permian Basin Royalty Trust, ConocoPhillips, Burlington Resources Oil & Gas Company LP and Lehman Brothers Inc. and Wachovia Capital Markets, LLC as representatives of the several underwriters heretofore filed as Exhibit 10.1 to the Trust’s current report on Form 8-K to the Securities and Exchange Commission filed on August 22, 2006, is incorporated herein by reference.

31.1	Certification by Ron E. Hooper, Senior Vice President Royalty Trust Management of Southwest Bank, Trustee of Permian Basin Royalty Trust, dated May 11, 2015 and submitted pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate by Southwest Bank, Trustee of Permian Basin Royalty Trust, dated May 11, 2015 and submitted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHWEST BANK, TRUSTEE FOR THE PERMIAN BASIN ROYALTY TRUST

By:	/s/ RON E. HOOPER
Ron E. Hooper
SVP Royalty Trust Management

Date: May 11, 2015

(The Trust has no directors or executive officers.)

INDEX TO EXHIBITS

Exhibit Number	Exhibit

4.1	Permian Basin Amended and Restated Royalty Trust Indenture dated June 20, 2014, between Southland Royalty Company (now Burlington Resources Oil & Gas Company LP) and The First National Bank of Fort Worth (now Southwest Bank), as Trustee, heretofore filed as Exhibit 4.1 to the Trust’s Quarterly Report on Form 10-Q to the Securities and Exchange Commission for the quarterly period ended June 30, 2014 is incorporated herein by reference.*

4.2	Net Overriding Royalty Conveyance (Permian Basin Royalty Trust) from Southland Royalty Company (now Burlington Resources Oil & Gas Company LP) to The First National Bank of Fort Worth (now Southwest Bank), as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit (4)(b) to the Trust’s Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980 is incorporated herein by reference.*

4.3	Net Overriding Royalty Conveyance (Permian Basin Royalty Trust - Waddell Ranch) from Southland Royalty Company (now Burlington Resources Oil & Gas Company LP) to The First National Bank of Fort Worth (now Southwest Bank), as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit (4)(c) to the Trust’s Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980 is incorporated herein by reference.*

10.1	Registration Rights Agreement dated as of July 21, 2004 by and between Burlington Resources Inc. and Bank of America, N.A., as trustee of Permian Basin Royalty Trust, heretofore filed as Exhibit 10.1 to the Trust’s Quarterly Report on Form 10-Q to the Securities and Exchange Commission for the quarterly period ended June 30, 2004 is incorporated herein by reference.*

10.2	Underwriting Agreement dated December 15, 2005 among the Permian Basin Royalty Trust, Burlington Resources, Inc., Burlington Resources Oil & Gas L.P. and Lehman Brothers Inc. and Wachovia Capital Markets, LLC as representatives of the several underwriters, heretofore filed as Exhibit 10.1 to the Trust’s current report on Form 8-K to the Securities and Exchange Commission filed on December 19, 2005, is incorporated herein by reference.*

10.3	Underwriting Agreement dated August 2, 2005 among the Permian Basin Royalty Trust, Burlington Resources, Inc., Burlington Resources Oil & Gas L.P. and Goldman Sachs & Co. and Lehman Brothers Inc. as representatives of the several underwriters, heretofore filed as Exhibit 10.1 to the Trust’s current report on Form 8-K to the Securities and Exchange Commission filed on August 8, 2005, is incorporated herein by reference.*

10.4	Underwriting Agreement dated August 17, 2006, among Permian Basin Royalty Trust, ConocoPhillips, Burlington Resources Oil & Gas Company LP and Lehman Brothers Inc. and Wachovia Capital Markets, LLC as representatives of the several underwriters heretofore filed as Exhibit 10.1 to the Trust’s current report on Form 8-K to the Securities and Exchange Commission filed on August 22, 2006, is incorporated herein by reference.*

31.1	Certification by Ron E. Hooper, Senior Vice President Royalty Trust Management of Southwest Bank, Trustee of Permian Basin Royalty Trust, dated May 11, 2015 and submitted pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate by Southwest Bank, Trustee of Permian Basin Royalty Trust, dated May 11, 2015 and submitted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

*	A copy of this Exhibit is available to any Unit holder, at the actual cost of reproduction, upon written request to the Trustee, Southwest Bank, 2911 Turtle Creek Boulevard, Suite 850, Dallas, Texas 75219.