Form 10-Q
period 2015-06-30
PERMIAN BASIN ROYALTY TRUST
filed 2015-08-10
CIK 319654

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period ended June 30, 2015

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

Number of Units of beneficial interest of the Trust outstanding at August 10, 2015: 46,608,796.

PERMIAN BASIN ROYALTY TRUST

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

The condensed financial statements included herein have been prepared by Southwest Bank as Trustee for the Permian Basin Royalty Trust (the “Trust”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Effective August 29, 2014, Southwest Bank became the new trustee for the Trust. The defined term “Trustee” as used herein shall refer to Bank of America, N.A. for periods prior to August 29, 2014, and shall refer to Southwest Bank for periods on or after August 29, 2014. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed interim financial statements and notes thereto be read in conjunction with the financial statements and the notes thereto included in the Trust’s latest annual report on Form 10-K. In the opinion of the Trustee, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the assets, liabilities and trust corpus of the Permian Basin Royalty Trust at June 30, 2015, the distributable income for the three-month and six-month periods ended June 30, 2015 and 2014 and the changes in trust corpus for the six-month periods ended June 30, 2015 and 2014, have been included. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

The condensed interim financial statements as of June 30, 2015 and for the three-month and six-month periods ended June 30, 2015 and 2014, included herein, have been reviewed by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report appearing herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Unit Holders of Permian Basin Royalty Trust and

Southwest Bank, Trustee

Dallas, Texas

We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of Permian Basin Royalty Trust (the “Trust”) as of June 30, 2015, and the related condensed statements of distributable income for the three-month and six-month periods ended June 30, 2015 and 2014 and changes in trust corpus for the six-month periods ended June 30, 2015 and 2014. These condensed interim financial statements are the responsibility of the Trustee.

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

/s/ Deloitte & Touche LLP

Dallas, Texas
August 10, 2015

PERMIAN BASIN ROYALTY TRUST

CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS (UNAUDITED)

	June 30, 2015 (Unaudited)	December 31, 2014
ASSETS

Cash and short-term investments	$1,700,050	$2,105,320

Net overriding royalty interests in producing oil and gas properties (net of accumulated amortization of $10,272,606 and $10,252,269 at June 30, 2015 and December 31, 2014, respectively)	702,610	722,947

TOTAL ASSETS	$2,402,660	$2,828,267

LIABILITIES AND TRUST CORPUS

Distribution payable to Unit holders	$1,700,050	$2,105,320

Commitments and contingencies (Note 6)	—	—

Trust corpus – 46,608,796 Units of beneficial interest authorized and outstanding	702,610	722,947

TOTAL LIABILITIES AND TRUST CORPUS	$2,402,660	$2,828,267

The accompanying notes to condensed financial statements are an integral part of these statements.

PERMIAN BASIN ROYALTY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

	THREE MONTHS ENDED June 30, 2015	THREE MONTHS ENDED June 30, 2014

Royalty income	$4,121,910	$14,607,298
Interest income	17	65

	4,121,927	14,607,363

General and administrative expenditures	(600,958)	(481,876)

Distributable income	$3,520,969	$14,125,487

Distributable income per Unit (46,608,796 Units)	$.08	$.30

The accompanying notes to condensed financial statements are an integral part of these statements.

PERMIAN BASIN ROYALTY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

	SIX MONTHS ENDED June 30, 2015	SIX MONTHS ENDED June 30, 2014

Royalty income	$8,752,016	$26,742,405
Interest income	49	128

	8,752,065	26,742,532

General and administrative expenditures	(1,047,051)	(916,651)

Distributable income	$7,705,014	$25,825,881

Distributable income per Unit (46,608,796 Units)	$.17	$.55

The accompanying notes to condensed financial statements are an integral part of these statements.

PERMIAN BASIN ROYALTY TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

	SIX MONTHS ENDED June 30, 2015	SIX MONTHS ENDED June 30, 2014

Trust corpus, beginning of period	$722,947	$780,872

Amortization of net overriding royalty interests	(20,337)	(33,166)
Distributable income	7,705,014	25,825,881
Distributions declared	(7,705,014)	(25,825,881)

Total Trust Corpus, end of period	$702,610	$747,706

Distributions per Unit	$.17	$.55

The accompanying notes to condensed financial statements are an integral part of these statements.

PERMIAN BASIN ROYALTY TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1.	TRUST ORGANIZATION AND PROVISIONS

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

Impairment

The Trustee routinely reviews its royalty interests in oil and gas properties for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If an impairment event occurs and it is determined that the carrying value of the Trust’s royalty interests may not be recoverable, an impairment will be recognized as measured by the amount by which the carrying amount of the royalty interests exceeds the fair value of these assets, which would likely be measured by discounting projected cash flows. There was no impairment of the assets as of June 30, 2015.

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

For federal income tax purposes, the Trust constitutes a fixed investment trust that is taxed as a grantor trust. A grantor trust is not subject to tax at the trust level. The Unit holders are considered, for federal tax purposes, to own the Trust’s income and principal as though no trust were in existence. The income of the Trust is deemed to have been received or accrued by each Unit holder at the time such income is received or accrued by the Trust and not when distributed by the Trust.

The Royalties constitute “economic interests” in oil and gas properties for federal income tax purposes. Unit holders must report their share of the revenues from the Royalties as ordinary income from oil and gas royalties and are entitled to claim depletion with respect to such income. During the second quarter of 2015, the Trust also incurred administration expenses and earned interest income on funds held for distribution and for the cash reserve maintained for the payment of contingent and future obligations of the Trust.

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

The Treasury Department has issued guidance providing that the FATCA withholding rules described above generally apply to qualifying payments made after June 30, 2014. Foreign Unit holders are encouraged to consult their own tax advisors regarding the possible implications of these withholding provisions on their investment in Trust Units.

Unit holders should consult their tax advisors regarding Trust tax compliance matters.

5.	STATE TAX CONSIDERATIONS

All revenues from the Trust are from sources within Texas, which has no individual income tax. This rate will decrease to 0.75% effective for returns submitted after December 31, 2015, which will be based on 2015 income. Texas imposes a franchise tax at a rate of 1% on gross revenues less certain deductions, as specifically set forth in the Texas franchise tax statutes. Entities subject to tax generally include trusts and most other types of entities that provide limited liability protection, unless otherwise exempt. Trusts that receive at least 90% of their federal gross income from designated passive sources, including royalties from mineral properties and other non-operated mineral interest income, and do not receive more than 10% of their income from operating an active trade or business, generally are exempt from the Texas franchise tax as “passive entities.” The Trust has been and expects to continue to be exempt from Texas franchise tax as a “passive entity.” Because the Trust should be exempt from Texas franchise tax at the Trust level as a passive entity, each Unit holder that is considered a taxable entity under the Texas franchise tax will generally be required to include its portion of Trust revenues in its own Texas franchise tax computation. This revenue is sourced to Texas under provisions of the Texas Administrative Code providing that such income is sourced according to the principal place of business of the Trust, which is Texas.

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

On May 2, 2011, ConocoPhillips, as the parent company of BROG, the operator of the Waddell Ranch properties, notified the Trustee that as a result of inaccuracies in ConocoPhillips’ accounting and record keeping relating to the Trust’s interest in proceeds from the gas plant production since January 2007, ConocoPhillips overpaid the Trust approximately $5.9 million initially. ConocoPhillips withheld $4.5 million from the proceeds for 2011 pending completions to the corrections of the accounting procedures. Beginning with the October 2012 distribution, previously withheld proceeds of $4.5 million were reimbursed by ConocoPhillips to the Trust ($4.0 million and $0.5 million in 2013 and 2012, respectively). ConocoPhillips has adjusted the monthly royalty payments to the Trust since October 2012 by the related reimbursed amounts to reflect ConocoPhillips’ ongoing correction of past and current production and royalty allocations and the payment of the previously withheld proceeds. These adjustments were completed in the first quarter of 2014. The Trust’s reported royalty income for the six months ended June 30, 2015 was not impacted by these offsetting amounts at all. The Trustee has evaluated the matter and found it to be concluded.

7.	SUBSEQUENT EVENTS

Subsequent to June 30, 2015, the Trust declared a distribution on July 21, 2015 of $0.051674 per Unit payable on August 14, 2015 to Unit holders of record on July 31, 2015.

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

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

For the quarter ended June 30, 2015, royalty income received by the Trust amounted to $4,121,910 compared to royalty income of $14,607,298 during the first quarter of 2014. The decrease in royalty income is primarily attributable to a substantial decrease in oil and gas production and oil and gas prices for the quarter ending June 30, 2015 to $48.47 and $2.63, respectively, as compared to the quarter ending June 30, 2014 of $94.35 and $7.56, respectively.

Interest income for the quarter ended June 30, 2015, was $17 compared to $65 during the second quarter of 2014. The decrease in interest income is primarily attributable to lower interest rates and substantially reduced amounts of funds available for investment. General and administrative expenses during the second quarter of 2015 amounted to $600,958 compared to $481,876 during the second quarter of 2014. The increase in general and administrative expenses can be primarily attributed to increased professional expenses.

These transactions resulted in distributable income for the quarter ended June 30, 2015 of $3,520,969 or $.08 per Unit of beneficial interest. Distributions of $0.023781, $0.015672 and $0.036474 per Unit were made to Unit holders of record as of April 30, 2015, May 29, 2015 and June 30, 2015, respectively. For the second quarter of 2014, distributable income was $14,125,487 or $.30 per Unit of beneficial interest.

Royalty income for the Trust for the second quarter of the calendar year is associated with actual oil and gas production for the period of February, March and April 2015 from the properties from which the Trust’s net overriding royalty interests (“Royalties”) were carved. Oil and gas sales attributable to the Royalties and the properties from which the Royalties were carved are as follows:

	Second Quarter
	2015	2014
Royalties:
Oil sales (Bbls)	87,600	140,160
Gas sales (Mcf)	176,810	316,541

Properties From Which The Royalties Were Carved:
Oil:
Total oil sales (Bbls)	158,372	261,209
Average per day (Bbls)	1,779	3,235
Average price per Bbl	$48.47	$94.35

Gas:
Total gas sales (Mcf)	638,402	617,883
Average per day (Mcf)	7,173	9,406
Average price per Mcf	$2.63	$7.56

The average received price of oil decreased to an average price per barrel of $48.47 per Bbl in the second quarter of 2015, compared to $94.35 per Bbl in the second quarter of 2014 due to worldwide market variables. The Trustee has been advised by ConocoPhillips that for the period of August 1, 1993, through June 30, 2015, the oil from the Waddell Ranch properties was being sold under a competitive bid to a third party. The average price of gas (including natural gas liquids) decreased from $7.56 per Mcf in the second quarter of 2014 to $2.63 per Mcf in the second quarter of 2015 due to change in overall market variables.

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

Capital expenditures for drilling, remedial and maintenance activities on the Waddell Ranch properties during the second quarter of 2015 totaled $3.4 million as compared to $6.8 million for the second quarter of 2014. ConocoPhillips has informed the Trustee that the 2015 capital expenditures budget has been approved at $48.1 million (gross) for the Waddell Ranch properties. The total amount of capital expenditures for 2014 with regard to the Waddell Ranch properties totaled $76 million (gross).

The Trustee has been advised that there were 4 workover wells completed, 0 new wells completed, 5 new wells in progress and 0 workover wells in progress during the three months ended June 30 2015 as compared to 7 workover wells completed, 1 new vertical well completed, 0 new wells in progress and 5 workover wells in progress for the three months ended June 30, 2014 on the Waddell Ranch properties. There were 13 facility projects completed and 9 projects in progress for the second quarter of 2015.

Lease operating expenses and property taxes totaled $6.9 million (gross) for the second quarter of 2015, compared to $7.5 million (gross) for the same period in 2014 on the Waddell Ranch properties due to increased maintenance and work on the Waddell Ranch.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

For the six months ended June 30, 2015, royalty income received by the Trust amounted to $8,752,016 compared to royalty income of $26,742,405 for the six months ended June 30, 2014. This reflects a substantial decrease in oil and gas production and oil and gas prices for the six months ending June 30, 2015 to $52.13 and $3.17, respectively, as compared to the six months ending June 30, 2014 of $92.09 and $7.03, respectively.

Interest income for the six months ended June 30, 2015 was $49 compared to $128 for the six months ended June 30, 2014. The decrease in interest income is attributable primarily to lower interest rates and less funds available for investment. General and administrative expenses for the six months ended June 30, 2015 were $1,047,051. During the six months ended June 30, 2014, general and administrative expenses were $916,651. The increase in general and administrative expenses is primarily due to increased professional expenses.

These transactions resulted in distributable income for the six months ended June 30, 2015 of $7,705,014, or $.17 per Unit. For the six months ended June 30, 2014, distributable income was $25,825,881, or $.55 per Unit.

Royalty income for the Trust for the six months ended June 30, 2015 is associated with actual oil and gas production for the period November 2014 through April 2015 from the properties from which the Royalties were carved. Oil and gas production attributable to the Royalties and the properties from which the Royalties were carved are as follows:

	Six Months Ended
	2015	2014
Royalties:
Oil sales (Bbls)	166,862	261,209
Gas sales (Mcf)	280,143	617,883

Properties From Which The Royalties Were Carved:
Oil:
Total oil sales (Bbls)	620,832	594,665
Average per day (Bbls)	3,430	3,285
Average price per Bbl	$52.13	$92.09

Gas:
Total gas sales (Mcf)	2,711,611	1,843,203
Average per day (Mcf)	14,981	10,183
Average price per Mcf	$3.12	$7.03

The average received price of oil decreased during the six months ended June 30, 2015 to $52.13 per barrel compared to $92.09 per barrel for the same period in 2014. The decrease in the average price of oil is primarily due to worldwide market variables. The decrease in the average price of gas (including natural gas liquids) from $7.03 per Mcf for the six months ended June 30, 2014 to $3.12 per Mcf for the six months ended June 30, 2015 is primarily the result of a decrease in the spot prices of natural gas.

Since the oil and gas sales volumes attributable to the Royalties are based on an allocation formula that is dependent on such factors as price and cost (including capital expenditures), the production amounts in the Royalties section of the above table do not provide a meaningful comparison. Both oil and gas sales volumes from the properties from which the Royalties are carved have increased for the applicable period of 2015 compared to 2014.

Capital expenditures for the Waddell Ranch properties for the six months ended June 30, 2015 totaled $13.6 million (gross) compared to $18.4 million (gross) to the Trust for the same period in 2014. ConocoPhillips has previously advised the Trust that the 2015 capital expenditures budget for the Waddell Ranch properties is $48.1 million (gross).

The Trustee has been advised that 10 workover wells were completed and 3 new wells were completed (2 vertical, 1 horizontal) on the Waddell Ranch properties during the six months ended June 30, 2015, as compared to 15 workover wells drilled and completed and 8 new vertical wells completed on the Waddell Ranch properties during the six months ended June 30, 2014.

Lease operating expenses and property taxes totaled $13.7 million for the six months ended June 30, 2015, compared to $14.1 million for the same period in 2014. The decrease in lease operating expense is primarily attributable to decreased spending on facilities and maintenance.

Calculation of Royalty Income

The Trust’s royalty income is computed as a percentage of the net profit from the operation of the properties in which the Trust owns net overriding royalty interests. These percentages of net profits are 75% and 95% in the case of the Waddell Ranch properties and the Texas Royalty properties, respectively. Royalty income received by the Trust for the three months ended June 30, 2015 and 2014, respectively, were computed as shown in the table below:

	THREE MONTHS ENDED JUNE 30
	2015		2014
	WADDELL RANCH PROPERTIES	TEXAS ROYALTY PROPERTIES	WADDELL RANCH PROPERTIES	TEXAS ROYALTY PROPERTIES

Gross proceeds of sales from the Underlying Properties
Oil proceeds	$10,367,204	$4,015,458	$19,279,740	$7,886,508
Gas proceeds	3,017,871	539,559	5,282,666	1,047,824
Other (adjustment)	(2,529,941)*	—	—	—

Total	10,855,134	4,555,017	24,562,406	8,934,332

Less:
Severance tax:
Oil	450,624	140,928	837,155	335,131
Gas	163,633	29,345	247,147	33,301
Other	(600,042)	—	—	—
Lease operating expense and property tax:
Oil and gas	6,920,451	465,000	7,478,566	465,000
Capital expenditures	3,389,596	—	6,784,280	—

Total	10,324,262	635,273	15,347,148	833,432

Net profits	530,872	3,919,744	9,215,258	8,100,900
Net overriding royalty interests	75%	95%	75%	95%

Royalty income	$398,153	$3,723,757	$6,911,443	$7,695,855

*	Prior period NPI deficit carry forward on the Waddell Ranch Properties.

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

Revenue Recognition

Revenues from the royalty interests are recognized in the period in which amounts are received by the Trust. Royalty income received by the Trust in a given calendar year will generally reflect the proceeds, on an entitlement basis, from natural gas produced and sold for the twelve-month period ended October 31st in that calendar year. Royalty income received by the Trust in the second quarter of 2015 generally reflects the proceeds associated with actual oil and gas production for the period of February 2015 through April 2015.

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

On May 2, 2011, ConocoPhillips, as the parent company of BROG, the operator of the Waddell Ranch properties, notified the Trustee that as a result of inaccuracies in ConocoPhillips’ accounting and record keeping relating to the Trust’s interest in proceeds from the gas plant production since January 2007, ConocoPhillips overpaid the Trust approximately $5.9 million initially. ConocoPhillips withheld $4.5 million from the proceeds for 2011 pending completions to the corrections of the accounting procedures. Beginning with the October 2012 distribution, previously withheld proceeds of $4.5 million were reimbursed by ConocoPhillips to the Trust ($4.0 million and $0.5 million in 2013 and 2012, respectively). ConocoPhillips has adjusted the monthly royalty payments to the Trust since October 2012 by the related reimbursed amounts to reflect ConocoPhillips’ ongoing correction of past and current production and royalty allocations and the payment of the previously withheld proceeds. These adjustments were completed in the first quarter of 2014. The Trust’s reported royalty income for the six months ended June 30, 2015 was not impacted by these offsetting amounts at all. The Trustee has evaluated the matter and found it to be concluded.

Use of Estimates

The preparation of financial statements in conformity with the basis of accounting described above requires management to make estimates and assumptions that affect the reported amounts of certain assets, liabilities, revenues and expenses as of and for the reporting period. Actual results may differ from such estimates.

Impairment

The Trustee routinely reviews its royalty interests in oil and gas properties for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If an impairment event occurs and it is determined that the carrying value of the Trust’s royalty interests may not be recoverable, an impairment will be recognized as measured by the amount by which the carrying amount of the royalty interests exceeds the fair value of these assets, which would likely be measured by discounting projected cash flows. There was no impairment of the assets as of June 30, 2015.

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

PART II - OTHER INFORMATION

Items 1 through 5.

Not applicable.

Item 6.	Exhibits

4.1	Permian Basin Amended and Restated Royalty Trust Indenture dated June 20, 2014, between Southland Royalty Company (now Burlington Resources Oil & Gas Company LP) and The First National Bank of Fort Worth (now Southwest Bank), as Trustee, heretofore filed as Exhibit 4.1 to the Trust’s Quarterly Report on Form 10-Q to the Securities and Exchange Commission for the quarterly period ended June 30, 2014 is incorporated herein by reference.

4.2	Net Overriding Royalty Conveyance (Permian Basin Royalty Trust) from Southland Royalty Company (now Burlington Resources Oil & Gas Company LP) to The First National Bank of Fort Worth (now Southwest Bank) as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit (4)(b) to the Trust’s Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980 is incorporated herein by reference.

4.3	Net Overriding Royalty Conveyance (Permian Basin Royalty Trust - Waddell Ranch) from Southland Royalty Company (now Burlington Resources Oil & Gas Company LP) to The First National Bank of Fort Worth (now Southwest Bank), as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit (4)(c) to the Trust’s Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980 is incorporated herein by reference.

10.1	Registration Rights Agreement dated as of July 21, 2004 by and between Burlington Resources Inc. and Bank of America, N.A., as trustee of Permian Basin Royalty Trust, heretofore filed as Exhibit 10.1 to the Trust’s Quarterly Report on Form 10-Q to the Securities and Exchange Commission for the quarterly period ended June 30, 2004 is incorporated herein by reference.

10.2	Underwriting Agreement dated December 15, 2005 among the Permian Basin Royalty Trust, Burlington Resources, Inc., Burlington Resources Oil & Gas L.P. and Lehman Brothers Inc. and Wachovia Capital Markets, LLC as representatives of the several underwriters, heretofore filed as Exhibit 10.1 to the Trust’s current report on Form 8-K to the Securities and Exchange Commission filed on December 19, 2005, is incorporated herein by reference.

10.3	Underwriting Agreement dated August 2, 2005 among the Permian Basin Royalty Trust, Burlington Resources, Inc., Burlington Resources Oil & Gas L.P. and Goldman Sachs & Co. and Lehman Brothers Inc. as representatives of the several underwriters, heretofore filed as Exhibit 10.1 to the Trust’s current report on Form 8-K to the Securities and Exchange Commission filed on August 8, 2005, is incorporated herein by reference.

10.4	Underwriting Agreement dated August 17, 2006, among Permian Basin Royalty Trust, ConocoPhillips, Burlington Resources Oil & Gas Company LP and Lehman Brothers Inc. and Wachovia Capital Markets, LLC as representatives of the several underwriters heretofore filed as Exhibit 10.1 to the Trust’s current report on Form 8-K to the Securities and Exchange Commission filed on August 22, 2006, is incorporated herein by reference.

31.1	Certification by Ron E. Hooper, Senior Vice President Royalty Trust Management of Southwest Bank, Trustee of Permian Basin Royalty Trust, dated August 10, 2015 and submitted pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

32.1	Certificate by Southwest Bank, Trustee of Permian Basin Royalty Trust, dated August 10, 2015 and submitted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHWEST BANK,
TRUSTEE FOR THE
PERMIAN BASIN ROYALTY TRUST

By:	/s/ RON E. HOOPER
Ron E. Hooper
SVP Royalty Trust Management

Date: August 10, 2015

(The Trust has no directors or executive officers.)

INDEX TO EXHIBITS

Exhibit Number	Exhibit

4.1	Permian Basin Amended and Restated Royalty Trust Indenture dated June 20, 2014, between Southland Royalty Company (now Burlington Resources Oil & Gas Company LP) and The First National Bank of Fort Worth (now Southwest Bank), as Trustee, heretofore filed as Exhibit 4.1 to the Trust’s Quarterly Report on Form 10-Q to the Securities and Exchange Commission for the quarterly period ended June 30, 2014 is incorporated herein by reference.*

4.2	Net Overriding Royalty Conveyance (Permian Basin Royalty Trust) from Southland Royalty Company (now Burlington Resources Oil & Gas Company LP) to The First National Bank of Fort Worth (now Southwest Bank), as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit (4)(b) to the Trust’s Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980 is incorporated herein by reference.*

4.3	Net Overriding Royalty Conveyance (Permian Basin Royalty Trust - Waddell Ranch) from Southland Royalty Company (now Burlington Resources Oil & Gas Company LP) to The First National Bank of Fort Worth (now Southwest Bank), as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit (4)(c) to the Trust’s Annual Report on Form 10- K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980 is incorporated herein by reference.*

10.1	Registration Rights Agreement dated as of July 21, 2004 by and between Burlington Resources Inc. and Bank of America, N.A., as trustee of Permian Basin Royalty Trust, heretofore filed as Exhibit 10.1 to the Trust’s Quarterly Report on Form 10-Q to the Securities and Exchange Commission for the quarterly period ended June 30, 2004 is incorporated herein by reference.*

10.2	Underwriting Agreement dated December 15, 2005 among the Permian Basin Royalty Trust, Burlington Resources, Inc., Burlington Resources Oil & Gas L.P. and Lehman Brothers Inc. and Wachovia Capital Markets, LLC as representatives of the several underwriters, heretofore filed as Exhibit 10.1 to the Trust’s current report on Form 8-K to the Securities and Exchange Commission filed on December 19, 2005, is incorporated herein by reference.*

10.3	Underwriting Agreement dated August 2, 2005 among the Permian Basin Royalty Trust, Burlington Resources, Inc., Burlington Resources Oil & Gas L.P. and Goldman Sachs & Co. and Lehman Brothers Inc. as representatives of the several underwriters, heretofore filed as Exhibit 10.1 to the Trust’s current report on Form 8-K to the Securities and Exchange Commission filed on August 8, 2005, is incorporated herein by reference.*

10.4	Underwriting Agreement dated August 17, 2006, among Permian Basin Royalty Trust, ConocoPhillips, Burlington Resources Oil & Gas Company LP and Lehman Brothers Inc. and Wachovia Capital Markets, LLC as representatives of the several underwriters heretofore filed as Exhibit 10.1 to the Trust’s current report on Form 8-K to the Securities and Exchange Commission filed on August 22, 2006, is incorporated herein by reference.*

31.1	Certification by Ron E. Hooper, Senior Vice President Royalty Trust Management of Southwest Bank, Trustee of Permian Basin Royalty Trust, dated August 10, 2015 and submitted pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate by Southwest Bank, Trustee of Permian Basin Royalty Trust, dated August 10, 2015 and submitted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

*	A copy of this Exhibit is available to any Unit holder, at the actual cost of reproduction, upon written request to the Trustee, Southwest Bank, 2911 Turtle Creek Boulevard, Suite 850, Dallas, Texas 75219.