Form 10-Q
period 2015-09-30
PERMIAN BASIN ROYALTY TRUST
filed 2015-11-09
CIK 319654

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period ended September 30, 2015

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

Number of Units of beneficial interest of the Trust outstanding at November 1, 2015: 46,608,796.

PERMIAN BASIN ROYALTY TRUST

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

The condensed financial statements included herein have been prepared by Southwest Bank as Trustee for the Permian Basin Royalty Trust (the “Trust”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Effective August 29, 2014, Southwest Bank became the new trustee for the Trust. The defined term “Trustee” as used herein shall refer to Bank of America, N.A. for periods prior to August 29, 2014, and shall refer to Southwest Bank for periods on or after August 29, 2014. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed interim financial statements and notes thereto be read in conjunction with the financial statements and the notes thereto included in the Trust’s latest annual report on Form 10-K. In the opinion of the Trustee, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the assets, liabilities and trust corpus of the Permian Basin Royalty Trust at September 30, 2015, the distributable income for the three-month and nine-month periods ended September 30, 2015 and 2014 and the changes in trust corpus for the nine-month periods ended September 30, 2015 and 2014, have been included. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

The condensed interim financial statements as of September 30, 2015, and for the three-month and nine-month periods ended September 30, 2015 and 2014, included herein, have been reviewed by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report appearing herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Unit Holders of Permian Basin Royalty Trust and

Southwest Bank, Trustee

Dallas, Texas

We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of Permian Basin Royalty Trust (the “Trust”) as of September 30, 2015, and the related condensed statements of distributable income for the three-month and nine-month periods ended September 30, 2015 and 2014 and changes in trust corpus for the nine-month periods ended September 30, 2015 and 2014. These condensed interim financial statements are the responsibility of the Trustee.

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

/s/ Deloitte & Touche LLP

Dallas, Texas

November 9, 2015

PERMIAN BASIN ROYALTY TRUST

CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

(UNAUDITED)

	September 30, 2015 (Unaudited)	December 31, 2014
ASSETS
Cash and short-term investments	$1,419,770	$2,105,320
Net overriding royalty interests in producing oil and gas properties (net of accumulated amortization of $10,285,325 and $10,252,269 at September 30, 2015 and December 31, 2014, respectively)	689,891	722,947

TOTAL ASSETS	$2,109,661	$2,828,267

LIABILITIES AND TRUST CORPUS
Distribution payable to Unit holders	$1,419,770	$2,105,320
Commitments and contingencies (Note 6)	—	—
Trust corpus – 46,608,796 Units of beneficial interest authorized and outstanding	689,891	722,947

TOTAL LIABILITIES AND TRUST CORPUS	$2,109,661	$2,828,267

The accompanying notes to condensed financial statements are an integral part of these statements.

PERMIAN BASIN ROYALTY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

	THREE MONTHS ENDED September 30, 2015	THREE MONTHS ENDED September 30, 2014
Royalty income	$5,882,301	$15,233,085
Interest income	26	77

	5,882,327	15,233,162
General and administrative expenditures	(388,407)	(193,727)

Distributable income	$5,493,920	$15,039,435

Distributable income per Unit (46,608,796 Units)	$.12	$.32

The accompanying notes to condensed financial statements are an integral part of these statements.

PERMIAN BASIN ROYALTY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

	NINE MONTHS ENDED September 30, 2015	NINE MONTHS ENDED September 30, 2014
Royalty income	$14,634,316	$41,975,489
Interest income	75	205

	14,634,391	41,975,694
General and administrative expenditures	(1,435,459)	(1,110,378)

Distributable income	$13,198,932	$40,865,316

Distributable income per Unit (46,608,796 Units)	$.28	$.88

The accompanying notes to condensed financial statements are an integral part of these statements.

PERMIAN BASIN ROYALTY TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

	NINE MONTHS ENDED September 30, 2015	NINE MONTHS ENDED September 30, 2014
Trust corpus, beginning of period	$722,947	$780,872
Amortization of net overriding royalty interests	(33,056)	(52,155)
Distributable income	13,198,932	40,865,316
Distributions declared	(13,198,932)	(40,865,316)

Total Trust Corpus, end of period	$689,891	$728,717

Distributions per Unit	$.28	$.88

The accompanying notes to condensed financial statements are an integral part of these statements.

PERMIAN BASIN ROYALTY TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1.	TRUST ORGANIZATION AND PROVISIONS

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

Impairment

The Trustee routinely reviews its royalty interests in oil and gas properties for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If an impairment event occurs and it is determined that the carrying value of the Trust’s royalty interests may not be recoverable, an impairment will be recognized as measured by the amount by which the carrying amount of the royalty interests exceeds the fair value of these assets, which would likely be measured by discounting projected cash flows. There was no impairment of the assets as of September 30, 2015.

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

The Royalties constitute “economic interests” in oil and gas properties for federal income tax purposes. Unit holders must report their share of the revenues from the Royalties as ordinary income from oil and gas royalties and are entitled to claim depletion with respect to such income. During the third quarter of 2015, the Trust also incurred administration expenses and earned interest income on funds held for distribution and for the cash reserve maintained for the payment of contingent and future obligations of the Trust.

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

All revenues from the Trust are from sources within Texas, which has no individual income tax. This rate will decrease to 0.75% effective for returns submitted after December 31, 2015, which returns will be based on 2015 income. Texas imposes a franchise tax at a rate of 1% on gross revenues less certain deductions, as specifically set forth in the Texas franchise tax statutes. Entities subject to tax generally include trusts and most other types of entities that provide limited liability protection, unless otherwise exempt. Trusts that receive at least 90% of their federal gross income from designated passive sources, including royalties from mineral properties and other non-operated mineral interest income, and do not receive more than 10% of their income from operating an active trade or business, generally are exempt from the Texas franchise tax as “passive entities.” The Trust has been and expects to continue to be exempt from Texas franchise tax as a “passive entity.” Because the Trust should be exempt from Texas franchise tax at the Trust level as a passive entity, each Unit holder that is considered a taxable entity under the Texas franchise tax will generally be required to include its portion of Trust revenues in its own Texas franchise tax computation. This revenue is sourced to Texas under provisions of the Texas Administrative Code providing that such income is sourced according to the principal place of business of the Trust, which is Texas.

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

On May 2, 2011, ConocoPhillips, as the parent company of BROG, the operator of the Waddell Ranch properties, notified the Trustee that as a result of inaccuracies in ConocoPhillips’ accounting and record keeping relating to the Trust’s interest in proceeds from the gas plant production since January 2007, ConocoPhillips overpaid the Trust approximately $5.9 million initially. ConocoPhillips withheld $4.5 million from the proceeds for 2011 pending completions to the corrections of the accounting procedures. Beginning with the October 2012 distribution, previously withheld proceeds of $4.5 million were reimbursed by ConocoPhillips to the Trust ($4.0 million and $0.5 million in 2013 and 2012, respectively). ConocoPhillips has adjusted the monthly royalty payments to the Trust since October 2012 by the related reimbursed amounts to reflect ConocoPhillips’ ongoing correction of past and current production and royalty allocations and the payment of the previously withheld proceeds. These adjustments were completed in the first quarter of 2014. The Trust’s reported royalty income for the nine months ended September 30, 2015 was not impacted by these offsetting amounts at all. The Trustee has evaluated the matter and found it to be concluded.

7.	SUBSEQUENT EVENTS

Subsequent to September 30, 2015, the Trust declared a distribution on October 20, 2015 of $0.019278 per Unit payable on November 16, 2015 to Unit holders of record on October 30, 2015.

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

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

For the quarter ended September 30, 2015, royalty income received by the Trust amounted to $5,882,301 compared to royalty income of $15,233,085 during the third quarter of 2014. The decrease in royalty income is primarily attributable to a substantial decrease in oil and gas prices for the quarter ending September 30, 2015 to $54.26 and $2.90, respectively, as compared to the quarter ending September 30, 2014 of $94.82 and $6.67, respectively.

Interest income for the quarter ended September 30, 2015, was $26 compared to $77 during the third quarter of 2014. The decrease in interest income is primarily attributable to substantially reduced amounts of funds available for investment. General and administrative expenses during the third quarter of 2015 amounted to $388,407 compared to $193,727 during the third quarter of 2014. The increase in general and administrative expenses can be primarily attributed to increased professional expenses and the establishment of reserve for administrative expenses of $150,000 for any potential extraordinary events and/or expenses. This reserve will be increased by $50,000 each month until a reserve of $1,000,000 is reached, given the volatile energy markets continue to create possibilities of extraordinary events and scenarios.

These transactions resulted in distributable income for the quarter ended September 30, 2015 of $5,493,920 or $0.12 per Unit of beneficial interest. Distributions of $0.051674, $0.035737 and $0.030461 per Unit were made to Unit holders of record as of July 31, 2015, August 31, 2015 and September 30, 2015, respectively. For the third quarter of 2014, distributable income was $15,039,435 or $0.32 per Unit of beneficial interest.

Royalty income for the Trust for the third quarter of the calendar year is associated with actual oil and gas production for the period of May, June and July of 2015 from the properties from which the Trust’s net overriding royalty interests (“Royalties”) were carved. Oil and gas sales attributable to the Royalties and the properties from which the Royalties were carved are as follows:

	Third Quarter
	2015	2014
Royalties:
Oil sales (Bbls)	103,225	147,713
Gas sales (Mcf)	273,275	333,115
Properties From Which The Royalties Were Carved:
Oil:
Total oil sales (Bbls)	300,210	293,639
Average per day (Bbls)	3,263	3,192
Average price per Bbl	$54.26	$94.82
Gas:
Total gas sales (Mcf)	1,516,657	851,876
Average per day (Mcf)	16,485	9,260
Average price per Mcf	$2.90	$6.67

The average received price of oil decreased to an average price per barrel of $54.26 per Bbl in the third quarter of 2015, compared to $94.35 per Bbl in the third quarter of 2014 due to worldwide market variables. The Trustee has been advised by ConocoPhillips that for the period of August 1, 1993, through September 30, 2015, the oil from the Waddell Ranch properties was being sold under a competitive bid to a third party. The average price of gas (including natural gas liquids) decreased from $6.67 per Mcf in the third quarter of 2014 to $2.90 per Mcf in the third quarter of 2015 due to change in overall market variables.

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

Capital expenditures for drilling, remedial and maintenance activities on the Waddell Ranch properties during the third quarter of 2015 totaled $6.5 million as compared to $6.3 million for the third quarter of 2014. ConocoPhillips has informed the Trustee that the 2015 capital expenditures budget has been approved at $48.1 million (gross) for the Waddell Ranch properties. The total amount of capital expenditures for 2014 with regard to the Waddell Ranch properties totaled $76 million (gross).

The Trustee has been advised that there were 2 workover wells completed, 7 new wells completed, 4 new wells in progress and 0 workover wells in progress during the three months ended September 30, 2015 as compared to 10 workover wells completed, 4 new vertical well completed, 7 new wells in progress and 4 workover wells in progress for the three months ended September 30, 2014 on the Waddell Ranch properties. There were 5 facility projects completed and 3 projects in progress for the third quarter of 2015.

Lease operating expenses and property taxes totaled $6.2 million (gross) for the third quarter of 2015, compared to $7 million (gross) for the same period in 2014 on the Waddell Ranch properties due to increased maintenance and work on the Waddell Ranch.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

For the nine months ended September 30, 2015, royalty income received by the Trust amounted to $14,634,316 compared to royalty income of $41,975,489 for the nine months ended September 30, 2014. This reflects a substantial decrease oil and gas prices for the nine months ending September 30, 2015 to $52.82 and $3.04, respectively, as compared to the nine months ending September 30, 2014 of $92.99 and $6.91, respectively.

Interest income for the nine months ended September 30, 2015 was $75 compared to $205 for the nine months ended September 30, 2014. The decrease in interest income is attributable primarily to less funds available for investment. General and administrative expenses for the nine months ended September 30, 2015 were $1,435,459 During the nine months ended September 30, 2014, general and administrative expenses were $1,110,378. The increase in general and administrative expenses is primarily due to increased professional expenses and the establishment of a reserve of $250,000 to create an administrative reserve for any extraordinary events and/or expenses. An increase of $50,000 per month in the administrative reserve will continue until a balance of $1,000,000 is reached.

These transactions resulted in distributable income for the nine months ended September 30, 2015 of $13,198,932, or $.28 per Unit. For the nine months ended September 30, 2014, distributable income was $40,865,316, or $.88 per Unit.

Royalty income for the Trust for the nine months ended September 30, 2015 is associated with actual oil and gas production for the period November 2014 through July 2015 from the properties from which the Royalties were carved. Oil and gas production attributable to the Royalties and the properties from which the Royalties were carved are as follows:

	Nine Months Ended
	2015	2014
Royalties:
Oil sales (Bbls)	270,087	408,922
Gas sales (Mcf)	553,376	950,998
Properties From Which The Royalties Were Carved:
Oil:
Total oil sales (Bbls)	921,041	888,304
Average per day (Bbls)	3,374	3,254
Average price per Bbl	$52.82	$92.99
Gas:
Total gas sales (Mcf)	4,230,257	2,695,080
Average per day (Mcf)	15,495	9,872
Average price per Mcf	$3.04	$6.91

The average received price of oil decreased during the nine months ended September 30, 2015 to $52.82 per barrel compared to $92.99 per barrel for the same period in 2014. The decrease in the average price of oil is primarily due to worldwide market variables. The decrease in the average price of gas (including natural gas liquids) from $6.91 per Mcf for the nine months ended September 30, 2014 to $3.04 per Mcf for the nine months ended September 30, 2015 is primarily the result of a decrease in the spot prices of natural gas.

Since the oil and gas sales volumes attributable to the Royalties are based on an allocation formula that is dependent on such factors as price and cost (including capital expenditures), the production amounts in the Royalties section of the above table do not provide a meaningful comparison. Both oil and gas sales volumes from the properties from which the Royalties are carved have fluctuated for the applicable period of 2015 compared to 2014.

Capital expenditures for the Waddell Ranch properties for the nine months ended September 30, 2015 totaled $20.1 million (gross) compared to $24.7 million (gross) to the Trust for the same period in 2014. ConocoPhillips has previously advised the Trust that the 2015 capital expenditures budget for the Waddell Ranch properties is $48.1 million (gross).

The Trustee has been advised that 12 workover wells were completed and 10 new wells were completed (9 vertical, 1 horizontal) on the Waddell Ranch properties during the nine months ended September 30, 2015, as compared to 12 workover wells drilled and completed and 7 new vertical wells completed on the Waddell Ranch properties during the nine months ended September 30, 2014.

Lease operating expenses and property taxes totaled $20.0 million for the nine months ended September 30, 2015, compared to $21.1 million for the same period in 2014. The decrease in lease operating expense is primarily attributable to additional spending on facilities and maintenance in 2014.

Calculation of Royalty Income

The Trust’s royalty income is computed as a percentage of the net profit from the operation of the properties in which the Trust owns net overriding royalty interests. These percentages of net profits are 75% and 95% in the case of the Waddell Ranch properties and the Texas Royalty properties, respectively. Royalty income received by the Trust for the three months ended September 30, 2015 and 2014, respectively, were computed as shown in the table below:

	THREE MONTHS ENDED SEPTEMBER 30
	2015		2014
	WADDELL RANCH PROPERTIES	TEXAS ROYALTY PROPERTIES	WADDELL RANCH PROPERTIES	TEXAS ROYALTY PROPERTIES
Gross proceeds of sales from the Underlying Properties
Oil proceeds	$11,775,024	$4,513,177	$20,019,103	$7,823,170
Gas proceeds	3,932,444	462,823	4,713,533	966,351
Other (adjustment)	—	—	—	—

Total	15,707,468	4,976,000	24,732,636	8,789,521

Less:
Severance tax:
Oil	516,382	171,562	873,810	314,118
Gas	122,688	25,166	298,934	51,713
Other	(56,194)	—	(3,309)	—
Lease operating expense and property tax:
Oil and gas	6,219,768	465,000	7,054,305	465,000
Capital expenditures	6,526,502	—	6,279,126	—

Total	13,329,146	661,728	14,502,866	830,831

Net profits	2,378,324	4,314,272	10,229,770	7,958,690
Net overriding royalty interests	75%	95%	75%	95%

Royalty income	$1,783,743	4,098,558	$7,672,328	$7,560,756

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

Revenue Recognition

Revenues from the royalty interests are recognized in the period in which amounts are received by the Trust. Royalty income received by the Trust in a given calendar year will generally reflect the proceeds, on an entitlement basis, from natural gas produced and sold for the twelve-month period ended October 31st in that calendar year. Royalty income received by the Trust in the third quarter of 2015 generally reflects the proceeds associated with actual oil and gas production for the period of May 2015 through July 2015.

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

On May 2, 2011, ConocoPhillips, as the parent company of BROG, the operator of the Waddell Ranch properties, notified the Trustee that as a result of inaccuracies in ConocoPhillips’ accounting and record keeping relating to the Trust’s interest in proceeds from the gas plant production since January 2007, ConocoPhillips overpaid the Trust approximately $5.9 million initially. ConocoPhillips withheld $4.5 million from the proceeds for 2011 pending completions to the corrections of the accounting procedures. Beginning with the October 2012 distribution, previously withheld proceeds of $4.5 million were reimbursed by ConocoPhillips to the Trust ($4.0 million and $0.5 million in 2013 and 2012, respectively). ConocoPhillips has adjusted the monthly royalty payments to the Trust since October 2012 by the related reimbursed amounts to reflect ConocoPhillips’ ongoing correction of past and current production and royalty allocations and the payment of the previously withheld proceeds. These adjustments were completed in the first quarter of 2014. The Trust’s reported royalty income for the nine months ended September 30, 2015 was not impacted by these offsetting amounts at all. The Trustee has evaluated the matter and found it to be concluded.

Use of Estimates

The preparation of financial statements in conformity with the basis of accounting described above requires management to make estimates and assumptions that affect the reported amounts of certain assets, liabilities, revenues and expenses as of and for the reporting period. Actual results may differ from such estimates.

Impairment

The Trustee routinely reviews its royalty interests in oil and gas properties for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If an impairment event occurs and it is determined that the carrying value of the Trust’s royalty interests may not be recoverable, an impairment will be recognized as measured by the amount by which the carrying amount of the royalty interests exceeds the fair value of these assets, which would likely be measured by discounting projected cash flows. There was no impairment of the assets as of September 30, 2015.

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

10.3	Underwriting Agreement dated August 2, 2005 among the Permian Basin Royalty Trust, Burlington Resources, Inc., Burlington Resources Oil & Gas L.P. and Goldman Sachs & Co. and Lehman Brothers Inc. as representatives of the several underwriters, heretofore filed as Exhibit 10.1 to the Trust’s current report on Form 8-K to the Securities and Exchange Commission filed on August 8, 2005, is incorporated herein by reference.

10.4	Underwriting Agreement dated August 17, 2006, among Permian Basin Royalty Trust, ConocoPhillips, Burlington Resources Oil & Gas Company LP and Lehman Brothers Inc. and Wachovia Capital Markets, LLC as representatives of the several underwriters heretofore filed as Exhibit 10.1 to the Trust’s current report on Form 8-K to the Securities and Exchange Commission filed on August 22, 2006, is incorporated herein by reference.

31.1	Certification by Ron E. Hooper, Senior Vice President Royalty Trust Management of Southwest Bank, Trustee of Permian Basin Royalty Trust, dated November 9, 2015 and submitted pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate by Southwest Bank, Trustee of Permian Basin Royalty Trust, dated November 9, 2015 and submitted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHWEST BANK,
TRUSTEE FOR THE
PERMIAN BASIN ROYALTY TRUST

By:	/s/ RON E. HOOPER
Ron E. Hooper
SVP Royalty Trust Management

Date: November 9, 2015

(The Trust has no directors or executive officers.)

INDEX TO EXHIBITS

Exhibit Number	Exhibit

4.1	Permian Basin Amended and Restated Royalty Trust Indenture dated June 20, 2014, between Southland Royalty Company (now Burlington Resources Oil & Gas Company LP) and The First National Bank of Fort Worth (now Southwest Bank), as Trustee, heretofore filed as Exhibit 4.1 to the Trust’s Quarterly Report on Form 10-Q to the Securities and Exchange Commission for the quarterly period ended June 30, 2014 is incorporated herein by reference.*

4.2	Net Overriding Royalty Conveyance (Permian Basin Royalty Trust) from Southland Royalty Company (now Burlington Resources Oil & Gas Company LP) to The First National Bank of Fort Worth (now Southwest Bank), as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit (4)(b) to the Trust’s Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980 is incorporated herein by reference.*

4.3	Net Overriding Royalty Conveyance (Permian Basin Royalty Trust – Waddell Ranch) from Southland Royalty Company (now Burlington Resources Oil & Gas Company LP) to The First National Bank of Fort Worth (now Southwest Bank), as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit (4)(c) to the Trust’s Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980 is incorporated herein by reference.*

10.1	Registration Rights Agreement dated as of July 21, 2004 by and between Burlington Resources Inc. and Bank of America, N.A., as trustee of Permian Basin Royalty Trust, heretofore filed as Exhibit 10.1 to the Trust’s Quarterly Report on Form 10-Q to the Securities and Exchange Commission for the quarterly period ended June 30, 2004 is incorporated herein by reference.*

10.2	Underwriting Agreement dated December 15, 2005 among the Permian Basin Royalty Trust, Burlington Resources, Inc., Burlington Resources Oil & Gas L.P. and Lehman Brothers Inc. and Wachovia Capital Markets, LLC as representatives of the several underwriters, heretofore filed as Exhibit 10.1 to the Trust’s current report on Form 8-K to the Securities and Exchange Commission filed on December 19, 2005, is incorporated herein by reference.*

10.3	Underwriting Agreement dated August 2, 2005 among the Permian Basin Royalty Trust, Burlington Resources, Inc., Burlington Resources Oil & Gas L.P. and Goldman Sachs & Co. and Lehman Brothers Inc. as representatives of the several underwriters, heretofore filed as Exhibit 10.1 to the Trust’s current report on Form 8-K to the Securities and Exchange Commission filed on August 8, 2005, is incorporated herein by reference.*

10.4	Underwriting Agreement dated August 17, 2006, among Permian Basin Royalty Trust, ConocoPhillips, Burlington Resources Oil & Gas Company LP and Lehman Brothers Inc. and Wachovia Capital Markets, LLC as representatives of the several underwriters heretofore filed as Exhibit 10.1 to the Trust’s current report on Form 8-K to the Securities and Exchange Commission filed on August 22, 2006, is incorporated herein by reference.*

31.1	Certification by Ron E. Hooper, Senior Vice President Royalty Trust Management of Southwest Bank, Trustee of Permian Basin Royalty Trust, dated November 9, 2015 and submitted pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate by Southwest Bank, Trustee of Permian Basin Royalty Trust, dated November 9, 2015 and submitted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

*	A copy of this Exhibit is available to any Unit holder, at the actual cost of reproduction, upon written request to the Trustee, Southwest Bank, 2911 Turtle Creek Boulevard, Suite 850, Dallas, Texas 75219.