Form 10-K
period 2015-12-31
PERMIAN BASIN ROYALTY TRUST
filed 2016-03-15
CIK 319654

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐        No  ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $375,666,895.76.

At March 1, 2016, there were 46,608,796 Units of Beneficial Interest of the Trust outstanding.

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

(ii)

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

Production and development costs attributable to the Royalties are deducted in the calculation of the Trust’s share of net proceeds. Accordingly, higher or lower production and development costs will directly decrease or increase the amount received by the Trust from the Royalties. Production and development costs are impacted by increases in commodity prices, both directly, through commodity price dependent costs, such as electricity, and indirectly, as a result of demand driven increases in costs of oilfield goods and services. For example, the costs of electricity that will be included in production and development costs deducted in calculating the Trust’s share of 2016 net proceeds could increase compared to the electrical costs incurred during 2015 if higher fuel surcharges are charged by the third party electricity provider in response to any increased costs of natural gas consumed to generate the electricity. These increased costs could reduce the Trust’s share of 2016 net proceeds below the level that would exist if such costs remained at the level experienced in 2015. If production and development costs attributable to the Royalties exceed the gross proceeds related to production from the Underlying Properties, the Trust will not receive net proceeds until future proceeds from production exceed the total of the excess costs plus accrued interest during the deficit period. Development activities may not generate sufficient additional proceeds to repay the costs.

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

The Trust has not received any written comments from the Securities and Exchange Commission staff regarding its periodic or current reports under the Act not less than 180 days before December 31, 2015, which comments remain unresolved.

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

A production index for oil and gas properties is the number of years derived by dividing remaining reserves by current production. The production index for the Trust properties based on the reserve report prepared by independent petroleum engineers as of December 31, 2015, is approximately 6-7 years.

The following information under this Item 2 is based upon data and information, including audited computation statements, furnished to the Trustee by BROG and Riverhill Energy.

PRODUCING ACREAGE, WELLS AND DRILLING

Waddell Ranch Properties.    The net profits/overriding royalty interest in the Waddell Ranch properties is the largest asset of the Trust. The mineral interests in the Waddell Ranch, from which such net royalty interests are carved, vary from 37.5% (Trust net interest) to 50% (Trust net interest) in 78,715 gross (34,205 net) producing acres. A majority of the proved reserves are attributable to six fields: Dune, Sand Hills (Judkins), Sand Hills (McKnight), Sand Hills (Tubb), University-Waddell (Devonian) and Waddell. At December 31, 2015, the Waddell Ranch properties contained 824 gross (362 net) productive oil wells, 158 gross (66 net) productive gas wells and 296 gross (120 net) injection wells.

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

The Waddell Ranch properties are mature producing properties, and all of the major oil fields are currently being waterflooded for the purpose of facilitating enhanced recovery. Proved reserves and estimated future net revenues attributable to the properties are included in the reserve reports summarized below. BROG does not own the full working interest in any of the tracts constituting the Waddell Ranch properties and, therefore, implementation of any development programs will require approvals of other working interest holders as well as BROG. In addition, implementation of any development programs will be dependent upon oil and gas prices currently being received and anticipated to be received in the future. There were 12 gross (5 net) drill wells completed on the Waddell Ranch properties during 2015. At December 31, 2015, there were 0 drill wells and 0 workovers in progress on the Waddell Ranch properties. There were 17 gross drill wells completed on the Waddell Ranch properties during 2014. At December 31, 2014, there were 3 drill wells and 3 workovers in progress on the Waddell Ranch properties. There were 14 gross drill wells completed on the Waddell Ranch properties during 2013. At December 31, 2013, there were 8 drill wells and 4 workovers in progress on the Waddell Ranch properties.

BROG had advised the Trustee that the total amount of capital expenditures projected budget for 2015 with regard to the Waddell Ranch properties totaled $41.1 million. Capital expenditures include the cost of remedial and maintenance activities. This amount spent is approximately $7 million less than the budgeted amount projected by BROG for 2015.

BROG has advised the Trustee that the capital expenditures budget for 2016 totals approximately $2.45 million (gross) ($1.08 million net to the Trust), of which approximately $0 million (gross) is attributable to the 2016 drilling program, $1.3 million (gross) to workovers and recompletions, and $1.15 million (gross) to facilities. The remaining would be attributable to final completion of the projects included in the 2015 budget. Accordingly, there is a 94% decrease in capital expenditures for 2016 as compared with the 2015 capital expenditures. The major reason for the variance is the reduced level of activity. There will be 0 new drill wells in 2016 as compared to 12 new drill wells and recompletions, facilities and base capital project costs of $41.1 million (gross) in 2015.

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

Well Count and Acreage Summary.    The following table shows as of December 31, 2015, the gross and net producing wells and acres for the BROG interests on the Waddell Ranch. The net wells and acres are determined by multiplying the gross wells or acres by the BROG interests owner’s working interest in the wells or acres. Similar information is not available for the Riverhill Energy interests. There is no undeveloped acreage on the Waddell Ranch properties.

	Number of Wells		Acres
	Gross	Net	Gross	Net
BROG Interests	982	428	78,715	34,205

OIL AND GAS PRODUCTION

The Trust recognizes production during the month in which the related distribution is received. Production of oil and gas attributable to the Royalties and the Underlying Properties, the related average sales prices and the average production cost per unit of production attributable to the Underlying Properties for the three years ended December 31, 2015, excluding portions attributable to the adjustments discussed below, were as follows:

	Waddell Ranch Properties			Texas Royalty Properties			Total
	2015	2014	2013	2015	2014	2013	2015	2014	2013
Royalties:
Production
Oil (barrels)	30,934	174,148	60,579	313,861	322,045	321,368	344,795	496,193	381,947
Gas (Mcf)	251,075	656,170	250,327	399,390	408,099	442,665	650,465	1,064,269	692,992
Underlying Properties:
Production
Oil (barrels)	886,960	845,252	762,210	330,379	338,995	348,266	1,217,339	1,184,247	1,110,477
Gas (Mcf)	5,181,255	3,456,776	2,636,962	420,411	429,589	479,832	5,601,666	3,886,365	3,116,794
Average Sales Price
Oil/barrel	$54.37	$93.30	$91.25	$51.34	$91.17	$90.78	$51.61	$91.92	$91.11
Gas/Mcf	$2.68	$6.67	$4.97	$5.08	$9.05	$7.94	$4.15	$7.58	$5.43
Average Production Cost Oil/Gas BOE	$16.56	$20.66	$12.64	$6.64	$8.11	$9.16	$14.71	$20.24	$11.72

Since the oil and gas sales attributable to the Royalties are based on an allocation formula that is dependent on such factors as price and cost (including capital expenditures), production amounts do not necessarily provide a meaningful comparison.

Waddell Ranch properties lease operating expense for 2015 was $26,438,272 (gross). The lease operating expense decreased from $29,375,066 in 2014 primarily because of decreased prices. Waddell Ranch lifting cost on a barrel of oil equivalent (BOE) basis was $16.56/bbl as compared to $20.66 in 2014 and $12.64 in 2013.

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

The independent petroleum engineers’ reports as to the proved oil and gas reserves attributable to the Royalties conveyed to the Trust were obtained from Cawley, Gillespie & Associates, Inc. Cawley, Gillespie & Associates, Inc. has been in business since 1973 when the petroleum consulting firm Keller & Augustson merged with the petroleum consulting firm Cawley, Harrington & Gillespie. The primary business of Cawley, Gillespie & Associates, Inc. is the estimation and evaluation of petroleum reserves. Kenneth J. Mueller, has been employed by Cawley, Gillespie & Associates, Inc. since 1996. Mr. Mueller attended Texas A&M University from 1975 to 1979, graduating with a Bachelor of Science degree, Summa Cum Laude, in Petroleum Engineering in 1979, and has in excess of sixteen years experience in oil and gas reserves studies and evaluations. Mr. Mueller is a licensed professional engineer with the Texas Board of Professional Engineers and a member of the Texas Society of Professional Engineers.

Cawley, Gillespie & Associates, Inc.’s reports are attached as exhibits to this Form 10-K. The following table presents a reconciliation of proved reserve quantities from January 1, 2013 through December 31, 2015 (in thousands):

	Waddell Ranch Properties		Texas Royalty Properties		Total
	Oil (Bbls)	Gas (Mcf)	Oil (Bbls)	Gas (Mcf)	Oil (Bbls)	Gas (Mcf)
January 1, 2013	3,156	14,851	3,273	3,425	6,429	18,276
Extensions, discoveries, and other additions	74	120	—	—	74	120
Revisions of previous estimates	(308)	(3,415)	297	85	(11)	(3,330)
Production	(61)	(302)	(309)	(425)	(370)	(727)

December 31, 2013	2,861	11,254	3,261	3,085	6,122	14,339
Extensions, discoveries, and other additions	216	1,048	—	—	216	1,048
Revisions of previous estimates	(795)	(1,525)	286	246	(509)	(1,279)
Production	(150)	(547)	(303)	(384)	(453)	(931)

December 31, 2014	2,132	10,230	3,244	2,947	5,376	13,177
Extensions, discoveries, and other additions	65	201	—	—	65	201
Revisions of previous estimates	(728)	(3,624)	242	(58)	(486)	(3,682)
Production	(31)	(251)	(314)	(399)	(345)	(650)

December 31, 2015	1,438	6,556	3,172	2,490	4,610	9,046

Estimated quantities of proved reserves and net cash flow as of December 31, 2015 are as follows:

	Waddell Ranch Properties
	Oil (Mstb)	Gas (Mcf)	Net Cash Flow, M$	10% Disc. Cash Flow, M$
Proved Developed Producing	1,373	6,355	$77,050	$54,052
Proved Developed Non-Producing	65	201	$2,552	$1,269

Proved Developed	1,438	6,556	$79,602	$55,321
Proved Undeveloped	0	0	$0	$0

Total Proved	1,438	6,556	$79,602	$55,321

	Texas Royalty Properties
	Oil (Mstb)	Gas (Mcf)	Net Cash Flow, M$	10% Disc. Cash Flow, M$
Proved Developed Producing	3,172	2,490	$158,101	$70,784

Proved Developed	3,172	2,490	$158,101	$70,784

Total Proved	3,172	2,490	$158,101	$70,784

	Total Waddell Ranch Plus Texas Royalty Properties
	Oil (Mstb)	Gas (Mcf)	Net Cash Flow, M$	10% Disc. Cash Flow, M$
Proved Developed Producing	4,545	8,845	$235,151	$124,836
Proved Developed Non-Producing	65	201	$2,552	$1,269

Proved Developed	4,610	9,046	$237,703	$126,105
Proved Undeveloped	0	0	$0	$0

Total Proved	4,610	9,046	$237,703	$126,105

Estimated quantities of proved developed reserves of oil and gas as of the dates indicated were as follows (in thousands):

	Oil (Barrels)	Gas (Mcf)
Proved Developed Reserves:
January 1, 2013	6,122	16,848
December 31, 2013	5,769	13,177
December 31, 2014	5,160	12,129
December 31, 2015	4,610	9,046

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

The 2015, 2014 and 2013 change in the standardized measure of discounted future net cash revenues related to future royalty income from proved reserves attributable to the Royalties discounted at 10% is as follows (in thousands):

	Waddell Ranch Properties			Texas Royalty Properties			Total
	2015	2014	2013	2015	2014	2013	2015	2014	2013
January 1	$159,596	$185,955	$203,560	$142,686	$147,683	$150,500	$302,282	$333,638	$354,060
Extensions, discoveries, and other additions	0	12,519	3,041	0	0	0	0	12,519	3,041
Accretion of discount	15,960	18,596	20,356	14,269	14,768	15,050	30,229	33,364	35,406
Revisions of previous estimates and other	(118,053)	(40,389)	(29,473)	(70,557)	10,093	12,358	(188,610)	(30,296)	(17,115)
Royalty income	(2,182)	(19,112)	(11,529)	(15,614)	(29,858)	(30,225)	(17,796)	(49,011)	(41,754)

December 31	$55,321	$159,596	$185,955	$70,784	$142,686	$147,083	$126,105	$302,282	$333,638

Average oil and gas prices of $50.28 per barrel and $2.59 per MMBtu were used to determine the estimated future net revenues from the Waddell Ranch properties and the Texas Royalty properties, respectively, at December 31, 2015. The downward revisions of both reserves and discounted future net cash flows for the Waddell Ranch properties are primarily due to weaker pricing for oil and gas. The Texas Royalty Properties are revised downward due to weaker pricing for oil and gas.

Average oil and gas prices of $94.99 per barrel and $4.35 per MMBtu were used to determine the estimated future net revenues from the Waddell Ranch properties and the Texas Royalty properties, respectively, at December 31, 2014. The downward revisions of both reserves and discounted future net cash flows for the Waddell Ranch properties and the Texas Royalty properties are primarily due to weaker pricing for oil offset by stronger gas pricing. The Texas Royalty Properties are revised downward due to weaker pricing for oil.

Average oil and gas prices of $96.78 per barrel and $3.66 per MMBtu were used to determine the estimated future net revenues from the Waddell Ranch properties and the Texas Royalty properties, respectively, at December 31, 2013. The downward revisions of both reserves and discounted future net cash flows for the Waddell Ranch properties and the Texas Royalty properties are primarily due to increased capital expenditures and offset by stronger pricing for oil.

The following presents estimated future net revenue and the present value of estimated future net revenue attributable to the Royalties, for each of the years ended December 31, 2015, 2014 and 2013 (in thousands):

	2015		2014		2013
	Estimated Future Net Revenue	Present Value at 10%	Estimated Future Net Revenue	Present Value at 10%	Estimated Future Net Revenue	Present Value at 10%
Total Proved
Waddell Ranch properties	$79,602	$55,321	$238,871	$159,596	$308,732	$185,955
Texas Royalty properties	158,101	70,784	299,867	142,686	306,894	147,683

Total	$237,703	$126,105	$538,738	$302,282	$615,626	$333,638

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

In addition, the EPA is seeking direct regulation of the greenhouse gas methane from new and modified oil and gas production sources in order to help President Obama meet his new goal of reducing methane emissions from 40% to 45% from 2012 levels by 2025, while avoiding direct regulation of existing drilling operations. In August 2015, the EPA proposed a suite of regulations that would set methane emission standards for new and modified oil and natural gas production facilities. A final rule is expected to be issued in 2016, and may result in increased costs of oil and gas operations.

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

Units of Beneficial Interest

Units of Beneficial Interest (“Units”) of the Trust are traded on the New York Stock Exchange with the symbol PBT. Quarterly high and low sales prices and the aggregate amount of monthly distributions paid each quarter during the Trust’s two most recent years were as follows:

	Sales Price		Distributions Paid
2015	High	Low
First Quarter	$10.66	$7.60	$.089768
Second Quarter	9.79	7.95	.075927
Third Quarter	8.13	5.99	.117872
Fourth Quarter	7.79	4.82	.061163

Total for 2015			$.344730

2014	High	Low	Distributions Paid
First Quarter	$13.50	$12.09	$.251032
Second Quarter	15.33	13.03	.303064
Third Quarter	14.47	13.44	.322672
Fourth Quarter	13.73	8.85	.147013

Total for 2014			$1.023781

Approximately 1,074 Unit holders of record held the 46,608,796 Units of the Trust at December 31, 2015.

The Trust has no equity compensation plans and has not repurchased any Units during the period covered by this report.

Item 6.	Selected Financial Data

	For the Year Ended December 31,
	2015	2014	2013	2012	2011
Royalty income	$17,795,462	$49,010,648	$41,746,191	$55,131,010	$64,582,861
Distributable income	$16,049,702	$47,717,493	$40,519,731	$53,982,501	$63,409,123
Distributable income per Unit	$.34	$1.02	$.87	$1.16	$1.36
Distributions per Unit	$.34	$1.02	$.87	$1.16	$1.36
Total assets, December 31	$2,145,443	$2,828,267	$3,917,570	$3,399,942	$5,619,522

Computation of Royalty Income Received by the Trust

The Trust’s royalty income is computed as a percentage of the net profit from the operation of the properties in which the Trust owns net overriding royalty interests. The percentages of net profits are 75% and 95% in the cases of the Waddell Ranch properties and the Texas Royalty properties, respectively. Royalty income received by the Trust for the five years ended December 31, 2015, was computed as shown in the table on the next page.

	Year Ended December 31,
	2015		2014		2013		2012		2011
Gross Proceeds of Sales From the Underlying Properties:	Waddell Ranch Properties	Texas Royalty Properties	Waddell Ranch Properties	Texas Royalty Properties	Waddell Ranch Properties	Texas Royalty Properties	Waddell Ranch Properties	Texas Royalty Properties	Waddell Ranch Properties	Texas Royalty Properties
Oil Proceeds	$44,755,071	$16,961,554	$75,992,426	$30,875,566	$69,680,486	$31,616,260	$64,978,331	$29,826,637	$56,244,466	$27,614,845
Gas Proceeds	14,226,102	2,133,924	21,629,550	3,887,441	13,104,312	3,809,522	21,925,648	4,160,736	27,911,119	4,789,824
Other	(732,097)	0	2,766,256	0	5,415,627	0	0	0	0	0

Total	58,249,076	19,095,478	100,388,232	34,763,007	88,200,425	35,425,782	86,903,979	33,987,373	84,155,585	32,404,669

Less:
Severance Tax
Oil	1,956,811	602,682	3,299,182	1,230,687	2,941,805	1,178,972	2,688,534	1,088,059	2,302,526	1,018,930
Gas	586,809	110,141	1,084,324	180,361	11,587	204,770	1,242,516	121,940	1,474,315	257,307
Other	(656,236)	0	666,994	0	848,017	0	86,415	0	205,476	0
Lease Operating Expense and Property Tax Oil and Gas	26,438,272	1,947,322	29,375,066	1,922,064	26,123,405	2,234,558	20,605,025	1,775,125	19,542,466	1,948,037
Capital Expenditures	27,014,225	0	40,426,331	0	42,903,501	0	0	0	11,482,154	0

Total	55,339,881	2,660,145	74,851,897	3,333,112	72,828,315	3,618,300	52,665,475	2,985,124	35,006,937	3,224,274

Net Profits	$2,909,195	$16,435,333	$25,536,335	$31,429,895	$15,372,110	$31,807,482	$34,238,504	$31,002,249	$49,148,648	$29,180,395
Net Overriding Royalty Interest	75%	95%	75%	95%	75%	95%	75%	95%	75%	95%

Total Royalty Income for Distribution	$2,181,896	$15,613,566	$19,152,250	$29,858,400	$11,529,083	$30,217,108	$25,678,876	$29,452,134	$36,861,486	$27,721,375

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

Trustee’s Discussion and Analysis for the Three-Year Period Ended December 31, 2015

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

Results of Operations

Royalty income received by the Trust for the three-year period ended December 31, 2015, is reported in the following table:

	Year Ended December 31,
Royalties	2015	2014	2013
Total Revenue	$17,795,462	$49,010,648	$41,746,191
	100%	100%	100%
Oil Revenue	14,058,415	41,428,218	32,419,865
	79%	84%	78%
Gas Revenue	3,737,047	7,852,430	8,627,081
	21%	16%	22%
Total Revenue/Unit	$.381805	$1.051532	$.895672

Royalty income of the Trust for the calendar year is associated with actual oil and gas production for the period November of the prior year through October of the current year. Oil and gas sales for 2015, 2014 and 2013 for the Royalties and the Underlying Properties, excluding portions attributable to the adjustments discussed hereafter, are presented in the following table:

	Year Ended December 31,
Royalties	2015	2014	2013
Oil Sales (Bbls)	344,795	496,193	381,947
Gas Sales (Mcf)	650,465	1,064,269	692,992
Underlying Properties
Oil
Total Oil Sales (Bbls)	1,217,339	1,184,247	1,110,477
Average Per Day (Bbls)	3,335	3,245	3,042
Average Price/Bbl	$51.61	$90.24	$91.11
Gas
Total Gas Sales (Mcf)	5,601,666	3,886,365	3,116,794
Average Per Day (Mcf)	15,347	10,648	8,539
Average Price/Mcf	$4.15	$6.57	$5.43

The average price of oil decreased to $51.61 per barrel in 2015, down from $90.24 per barrel in 2014. The average price of oil in 2013 was $91.11 per barrel. In addition, the average price of gas decreased from $6.57 per Mcf in 2014 to $4.15 per Mcf in 2015. The average price of gas in 2013 was $5.43 per Mcf. Oil and gas prices have decreased primarily because of world market conditions and are expected to remain volatile.

Subsequent to year end, the price of both oil and gas continued to fluctuate, giving rise to a correlating adjustment of the respective standardized measure of discounted future net cash flows. As of March 1, 2016, NYMEX posted oil prices were approximately $34.39 per barrel, which compared to the posted price of $50.28 per barrel, used to calculate the worth of future net revenue of the Trust’s proved developed reserves, would result in a smaller standardized measure of discounted future net cash flows for oil. As of March 1, 2016, NYMEX posted gas prices were $1.57 per million British thermal units. The use of such price, as compared to the posted price of $2.59 per million British thermal units, used to calculate the future net revenue of the Trust’s proved developed reserves would result in a smaller standardized measure of discounted future net cash flows for gas.

Since the oil and gas sales attributable to the Royalties are based on an allocation formula that is dependent on such factors as price and cost (including capital expenditures), production amounts do not necessarily provide a meaningful comparison. Total oil production decreased approximately 30% from 2014 to 2015 primarily due to decreased pricing of oil reducing volumes attributable to the Trust. Total gas production decreased approximately 38% from 2014 to 2015 primarily due to decreased pricing of gas reducing volumes attributable to the Trust.

On May 2, 2011, ConocoPhillips, as the parent company of BROG, the operator of the Waddell Ranch properties, notified the Trustee that as a result of inaccuracies in ConocoPhillips’ accounting and record keeping relating to the Trust’s interest in proceeds from the gas plant production since January 2007, ConocoPhillips overpaid the Trust approximately $5.9 million initially. ConocoPhillips withheld $4.5 million from the proceeds for 2011 pending completions to the corrections of the accounting procedures. Beginning with the October 2012 distribution, previously withheld proceeds of $4.5 million were reimbursed by ConocoPhillips to the Trust ($4.0 million and $0.5 million in 2013 and 2012, respectively). ConocoPhillips has adjusted the monthly royalty payments to the Trust since October 2012 by the related reimbursed amounts to reflect ConocoPhillips’ ongoing correction of past and current production and royalty allocations and the payment of the previously withheld proceeds. These adjustments were completed in the first quarter of 2014. The Trust’s reported royalty income for the years ended December 31, 2015, 2014 and 2013 was not significantly impacted by these offsetting amounts. The Trustee is continuing to evaluate the matter.

Total capital expenditures in 2015 used in the net overriding royalty calculation were approximately $27 million (gross) compared to $40.4 million (gross) in 2014 and $42.9 million (gross) in 2013. The operator of the Waddell Ranch properties has informed the Trustee that, in order to halt the production decline curve and to exploit the remaining potential of the Trust’s assets more fully, a more aggressive, robust capital expenditure budget will be necessary in the future and is being pursued. But, market conditions have caused them to scale back significantly.

During 2014, there were 17 (gross) vertical wells drilled on the Waddell Ranch properties with 17 such wells completed. There were also 1 (gross) horizontal wells that were drilled but not completed as of 12/31/2014. The vertical wells were completed in 2-4 frac stages with initial production rates of 207 BOEPD. Actual costs for this program were approximately $30.8 million (gross). Also, there were 36 recompletions done during 2014, with initial BOEPD rate of 76 at a cost of approximately $29.3 million. In 2015, there were 12 recompletion wells completed and 22 wells permanently plugged on the Waddell Ranch properties. Actual costs for this program in 2015 approximated $41.1 million (gross). This cost is for the development program and base facilities. The new drills and recompletions, on average, provided a total of an additional 2,922 BOEPD to the exit rate or 1,588 BOEPD annualized average.

There were 12 gross (5 net) drill wells completed on the Waddell Ranch properties during 2015. At December 31, 2015, there were 0 drill wells and 0 workovers in progress on the Waddell Ranch properties.

Texas law requires all temporarily abandoned wells to be either worked over and recompleted to functional status or permanently plugged and abandoned within a five year time frame. The Waddell Ranch properties contain over 700 such temporarily abandoned wells. In 2015, there were 12 recompletion wells completed and 22 wells permanently plugged on the Waddell Ranch properties. Actual costs for this program in 2015 approximated $41.1 million (gross). This cost is for the development program and base facilities. The new drills and recompletions, on average, provided a total of an additional 2,922 BOEPD to the exit rate or 1,588 BOEPD annualized average as of December 2015. Production reported is gross.

A waterflood expansion program was initiated in 2012, which included 2 new producing wells, 1 new injector well, 3 reactivated workover wells, 7 conversions to injector wells, 1 workover of existing injector well and 2 workover wells into producing wells within the Grayburg formation.

There were 12 gross (5 net) drill wells completed on the Waddell Ranch properties during 2015. At December 31, 2015, there were 0 drill wells and 0 workovers in progress on the Waddell Ranch properties.

The operator has advised the Trustee that the proposed budget for 2016 will be $2.45 million (gross) and $1.08 million (net). The 2016 budget will include amounts to be spent on no vertical wells, no wells to be worked over and completed, and only additional facilities and infrastructure improvements, spending about $2.5 million on this.

In 2015, lease operating expense and property taxes on the Waddell Ranch properties amounted to approximately $26.4 million. In 2014, lease operating expense and property taxes on the Waddell Ranch properties amounted to approximately $29.4 million. In 2013, lease operating expense and property taxes on the Waddell Ranch properties amounted to approximately $26.1 million.

The Trustee has been advised by BROG that since June 2006, the oil from the Waddell Ranch has been marketed by ConocoPhillips by soliciting bids from third parties on an outright sale basis of production listed in bid packages.

During 2015, the monthly royalty receipts were invested by the Trustee until the monthly distribution date, and earned interest totaled $103. Interest income for 2014 and 2013 was $263 and $472, respectively.

Total expenditures in 2015 were $1,745,863 compared to $1,293,418 in 2014 and $1,226,932 in 2013, primarily due to additional legal expenses and establishment of a reserve of $500,000 for administrative expenses. The reserve for administrative expenses for any potentially extraordinary events and/or expenses was $500,000 as of December 31, 2015, and will be increased by $50,000 each month until a reserve of $1,000,000 is reached, given the volatile energy markets continue to create possibilities of extraordinary events and scenarios.

Distributable income for 2015 was $16,049,702 or $.344349 per Unit.

Distributable income for 2014 was $47,717,493 or $1.023781 per Unit.

Distributable income for 2013 was $40,519,731 or $.869358 per Unit.

Results of the Fourth Quarters of 2015 and 2014

Royalty income received by the Trust for the fourth quarter of 2015 amounted to $3,161,146 or $.06782 per Unit. For the fourth quarter of 2014, the Trust received royalty income of $7,035,159 or $.15094 per Unit. Interest income for the fourth quarter of 2015 amounted to $28 compared to $58 for the fourth quarter of 2014. The decrease in interest income can be attributed primarily to a decrease of funds available. General and administrative expenses totaled $310,408 for the fourth quarter of 2015 compared to $183,040 for the fourth quarter of 2014. The increase in expenses related to an increase in the reserve for administrative expenses of $150,000, offset somewhat by a decrease in professional expenses. The reserve for administrative expenses for any potentially extraordinary events and/or expenses was $500,000 as of December 31, 2015, and will be increased by $50,000 each month until a reserve of $1,000,000 is reached, given the volatile energy markets continue to create possibilities of extraordinary events and scenarios.

Royalty income for the Trust for the fourth quarter is associated with actual oil and gas production during August through October from the Underlying Properties. Oil and gas sales attributable to the Royalties and the Underlying Properties for the quarter and the comparable period for 2015 and 2014 as follows:

	Fourth Quarter
	2015	2014
Royalties
Oil Sales (Bbls)	74,708	81,691
Gas Sales (Mcf)	97,090	107,152
Underlying Properties
Total Oil Sales (Bbls)	296,298	295,943
Average Per Day (Bbls)	3,221	3,217
Average Price/Bbls	$44.28	$81.98
Total Gas Sales (Mcf)	1,371,399	1,191,285
Average Per Day (Mcf)	14,907	12,949
Average Price/Mcf	$4.38	$5.78

The posted price of oil decreased for the fourth quarter of 2015 compared to the fourth quarter of 2014, resulting in an average price per barrel of $44.28 compared to $81.98 in the same period of 2014. The average price of gas decreased for the fourth quarter of 2015 compared to the same period in 2014, resulting in an average price per Mcf of $4.38 compared to $5.78 in the fourth quarter of 2014.

The Trustee has been advised that oil sales decreased in the fourth quarter of 2015 compared to the same period in 2014 primarily due to market pricing. Gas sales from the Underlying Properties decreased in the fourth quarter of 2015 compared to the same period in 2014 due to market demands.

The Trust has been advised that 3 wells were drilled and completed during the three months ended December 31, 2015, and there were no wells in progress.

Use of Estimates

The preparation of financial statements in conformity with the basis of accounting described above requires management to make estimates and assumptions that affect reported amounts of certain assets, liabilities, revenues and expenses as of and for the reporting periods. Actual results may differ from such estimates.

Impairment

The Trustee routinely reviews its royalty interests in oil and gas properties for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If an impairment event occurs and it is determined that the carrying value of the Trust’s royalty interests may not be recoverable, an impairment will be recognized as measured by the amount by which the carrying amount of the royalty interests exceeds the fair value of these assets, which would likely be measured by discounting projected cash flows. There was no impairment of the assets as of December 31, 2015.

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

The financial statements of the Trust differ from financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) because revenues are not accrued in the month of production and certain cash reserves may be established for contingencies which would not be accrued in financial statements prepared in accordance with GAAP. Amortization of the Royalties calculated on a unit-of-production basis is charged directly to trust corpus. This comprehensive basis of accounting other than GAAP corresponds to the accounting permitted for royalty trusts by the U.S. Securities and Exchange Commission as specified by Staff Accounting Bulletin Topic 12: E, Financial Statements of Royalty Trusts.

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

Tabular Disclosure of Contractual Obligations.

		Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Distribution payable to Unit holders	$964,757	$964,757	$0	$0	$0
Total	$964,757	$964,757	$0	$0	$0

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

The Trust is a passive entity and other than the Trust’s ability to periodically borrow money as necessary to pay expenses, liabilities and obligations of the Trust that cannot be paid out of cash held by the Trust, the Trust is prohibited from engaging in borrowing transactions. The amount of any such borrowings is unlikely to be material to the Trust. The Trust periodically holds short-term investments acquired with funds held by the Trust pending distribution to Unit holders and funds held in reserve for the payment of Trust expenses and liabilities. Because of the short-term nature of these borrowings and investments and certain limitations upon the types of such investments which may be held by the Trust, the Trustee believes that the Trust is not subject to any material interest rate risk. The Trust does not engage in transactions in foreign currencies that could expose the Trust or Unit holders to any foreign currency related market risk. The Trust invests in no derivative financial instruments and has no foreign operations or long-term debt instruments.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Unit Holders of Permian Basin Royalty Trust and

Southwest Bank, Trustee:

Dallas, Texas

We have audited the accompanying statements of assets, liabilities, and trust corpus of Permian Basin Royalty Trust (the “Trust”) as of December 31, 2015 and 2014, and the related statements of distributable income and changes in trust corpus for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Trustee. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the assets, liabilities and trust corpus of the Trust at December 31, 2015 and 2014, and the distributable income and changes in trust corpus for each of the three years in the period ended December 31, 2015, on the basis of accounting described in Note 2.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Trust’s internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control—Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2016 expressed an unqualified opinion on the Trustee’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Dallas, TX

March 15, 2016

PERMIAN BASIN ROYALTY TRUST

FINANCIAL STATEMENTS

STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	December 31,
	2015	2014
ASSETS
Cash and Short-term Investments	$1,464,757	$2,105,320
Net Overriding Royalty Interests in Producing Oil and Gas Properties — Net (Notes 2 and 3)	680,686	722,947

Total	$2,145,443	$2,828,267

LIABILITIES AND TRUST CORPUS
Distribution Payable to Unit Holders	$964,757	$2,105,320
Trust Expenses Payable	500,000	0

Total	1,464,757	2,105,320

Commitments and Contingencies (Note 8)
Trust Corpus — 46,608,796 Units of Beneficial Interest Authorized and Outstanding	680,686	722,947

Total	$2,145,443	$2,828,267

STATEMENTS OF DISTRIBUTABLE INCOME

	For the years ended December 31,
	2015	2014	2013
Royalty Income (Notes 2 and 3)	$17,795,462	$49,010,648	$41,746,191
Interest Income	103	263	472

	17,795,565	49,010,911	41,746,663
Expenditures
— General and Administrative	1,245,863	1,293,418	1,226,932
— Reserve	500,000	0	0

	1,745,863	1,293,418	1,226,932

Distributable Income	$16,049,702	$47,717,493	$40,519,731

Distributable Income per Unit (46,608,796 Units)	$.34	$1.02	$.87

Distributions per Unit	$.34	$1.02	$.87

The accompanying notes to financial statements are an integral part of these statements.

STATEMENTS OF CHANGES IN TRUST CORPUS

	For the years ended December 31,
	2015	2014	2013
Trust Corpus, Beginning of Year	$722,947	$780,872	$825,949
Amortization of Net Overriding Royalty Interests (Notes 2 and 3)	(42,261)	(57,925)	(45,077)
Distributable Income	16,049,702	47,717,493	40,519,731
Distributions Declared	(16,049,702)	(47,717,493)	(40,519,731)

Trust Corpus, End of Year	$680,686	$722,947	$780,872

The accompanying notes to financial statements are an integral part of these statements.

NOTES TO FINANCIAL STATEMENTS

1.	Trust Organization and Provisions

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

Impairment

The Trustee routinely reviews its royalty interests in oil and gas properties for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If an impairment event occurs and it is determined that the carrying value of the Trust’s royalty interests may not be recoverable, an impairment will be recognized as measured by the amount by which the carrying amount of the royalty interests exceeds the fair value of these assets, which would likely be measured by discounting projected cash flows. There was no impairment of the assets as of December 31, 2015.

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

The initial carrying value of the Royalty Interests $10,975,216 represented Southland Royalty Company’s historical net book value at the date of the transfer to the Trust. Accumulated amortization as of December 31, 2015 and 2014 was $10,294,530 and $10,252,269, respectively.

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

Because the Trust is a grantor trust for federal tax purposes, each Unit holder is taxed directly on his proportionate share of income, deductions and credits of the Trust consistent with each such Unit holder’s taxable year and method of accounting and without regard to the taxable year or method of accounting employed by the Trust. The income of the Trust consists primarily of a specified share of the proceeds from the sale of oil and gas produced from the Underlying Properties. During 2015, the Trust also earned interest income on funds held for distribution and the cash reserve maintained for the payment of contingent and future obligations of the Trust.

The deductions of the Trust consist of severance taxes and administrative expenses. In addition, each Unit holder is entitled to depletion deductions because the Royalties constitute “economic interests” in oil and gas properties for federal income tax purposes. Each Unit holder is entitled to amortize the cost of the Units through cost depletion over the life of the Royalties or, if greater, through percentage depletion equal to 15 percent of gross income. Unlike cost depletion, percentage depletion is not limited to a Unit holder’s depletable tax basis in the Units. Rather, a Unit holder is entitled to a percentage depletion deduction as long as the applicable Underlying Properties generate gross income. Percentage depletion is allowed on proven properties acquired after October 11, 1990. For Units acquired after such date, Unit holders would normally compute both percentage depletion and cost depletion from each property and claim the larger amount as a deduction on their income tax returns. The Trustee has estimated the cost depletion for January through December 2015, and it appears that percentage depletion will exceed cost depletion for some of the Unit holders.

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

Unit holders of record will continue to receive an individualized tax information letter for each of the quarters ending March 31, June 30 and September 30, 2016, and for the year ending December 31, 2016. Unit holders owning Units in nominee may obtain monthly tax information from the Trustee upon request. See discussion above regarding certain reporting requirements imposed upon middlemen under U.S. Treasury Regulations because the Trust is considered a WHIFT for federal income tax purposes.

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

The Treasury Department issued guidance providing that the FATCA withholding rules described above generally will only apply to qualifying payments made after June 30, 2014. Foreign Unit holders are encouraged to consult their own tax advisors regarding the possible implications of these withholding provisions on their investment in Trust Units.

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

	Total
	Oil (Bbls)	Gas (Mcf)
January 1, 2013	6,429	18,276
Extensions, discoveries, and other additions	74	120
Revisions of previous estimates	(11)	(3,330)
Production	(370)	(727)

December 31, 2013	6,122	14,339
Extensions, discoveries, and other additions	216	1,048
Revisions of previous estimates	(509)	(1,279)
Production	(453)	(931)

December 31, 2014	5,376	13,177
Extensions, discoveries, and other additions	65	201
Revisions of previous estimates	(486)	(3,682)
Production	(345)	(650)

December 31, 2015	4,610	9,046

Estimated quantities of proved developed reserves of oil and gas as of the dates indicated were as follows (in thousands):

	Oil (Barrels)	Gas (Mcf)
Proved Developed Reserves:
January 1, 2013	6,122	16,848
December 31, 2013	5,769	13,177
December 31, 2014	5,160	12,129
December 31, 2015	4,610	9,046

Disclosure of a Standardized Measure of Discounted Future Net Cash Flows

The following is a summary of a standardized measure (in thousands) of discounted future net cash flows related to the Trust’s total proved oil and gas reserve quantities. Information presented is based upon valuation of proved reserves by using discounted cash flows based upon average oil and gas prices ($50.28 per bbl and $2.59 per MMBtu, respectively) during the 12-month period prior to the fiscal year-end, determined as an unweighted arithmetic average of the first-day-of-the-month price for each month within such period, unless prices are defined by contractual arrangements, excluding escalations based upon future conditions and severance and ad valorem taxes, if any, and economic conditions, discounted at the required rate of 10 percent. As the Trust is not subject to taxation at the trust level, no provision for income taxes has been made in the following disclosure. Trust prices may differ from posted NYMEX prices due to differences in product quality and property location. The impact of changes in current prices on reserves could vary significantly from year to year. Accordingly, the information presented below should not be viewed as an estimate of the fair market value of the Trust’s oil and gas properties nor should it be viewed as indicative of any trends.

December 31,	2015	2014	2013
Future net cash inflows	$237,703	$538,738	$615,626
Discount of future net cash flows @ 10%	(111,598)	(236,456)	(281,988)

Standardized measure of discounted future net cash inflows	$126,105	$302,282	$333,638

The change in the standardized measure of discounted future net cash flows for the years ended December 31, 2015, 2014 and 2013 is as follows (in thousands):

	Total
	2015	2014	2013
January 1	$302,282	$333,638	$354,060
Extensions, discoveries, and other additions	0	12,519	3,041
Accretion of discount	30,229	33,364	35,406
Revisions of previous estimates and other	(188,610)	(30,296)	(17,123)
Royalty income	(17,796)	(49,011)	(41,746)

December 31	$126,105	$302,282	$333,638

Subsequent to year end, the price of both oil and gas continued to fluctuate, giving rise to a correlating adjustment of the respective standardized measure of discounted future net cash flows. As of March 1, 2016, NYMEX posted oil prices were approximately $34.39 per barrel, which compared to the posted price of $50.28 per barrel, used to calculate the worth of future net revenue of the Trust’s proved developed reserves, would result in a smaller standardized measure of discounted future net cash flows for oil. As of March 1, 2016, NYMEX posted gas prices were $1.57 per million British thermal units. The use of such price, as compared to the posted price of $2.59 per million British thermal units, used to calculate the future net revenue of the Trust’s proved developed reserves would result in a smaller standardized measure of discounted future net cash flows for gas.

6.	Quarterly Schedule of Distributable Income (Unaudited)

The following is a summary of the unaudited quarterly schedule of distributable income for the two years ended December 31, 2015 (in thousands, except per Unit amounts):

2015	Royalty Income	Distributable Income	Distributable Income and Distribution Per Unit
First Quarter	$4,630	$4,184	$.089768
Second Quarter	4,122	3,521	.075927
Third Quarter	5,882	5,494	.117872
Fourth Quarter	3,162	2,851	.061163

Total	$17,796	$16,050	$.344730

2014	Royalty Income	Distributable Income	Distributable Income and Distribution Per Unit
First Quarter	$12,135	$11,700	$.251032
Second Quarter	14,607	14,125	.303064
Third Quarter	15,233	15,039	.322672
Fourth Quarter	7,036	6,853	.147013

Total	$49,011	$47,717	$1.023781

7.	State Tax Considerations

All revenues from the Trust are from sources within Texas, which has no individual income tax. Texas imposes a franchise tax at a rate of .75% on gross revenues less certain deductions, as specifically set forth in the Texas franchise tax statutes. Entities subject to tax generally include trusts and most other types of entities that provide limited liability protection, unless otherwise exempt. Trusts that receive at least 90% of their federal gross income from designated passive sources, including royalties from mineral properties and other non-operated mineral interest income, and do not receive more than 10% of their income from operating an active trade or business, generally are exempt from the Texas franchise tax as “passive entities.” The Trust has been and expects to continue to be exempt from Texas franchise tax as a passive entity. Because the Trust should be exempt from Texas franchise tax at the Trust level as a passive entity, each Unit holder that is considered a taxable entity under the Texas franchise tax will generally be required to include its portion of Trust revenues in its own Texas franchise tax computation. This revenue is sourced to Texas under provisions of the Texas Administrative Code providing that such income is sourced according to the principal place of business of the Trust, which is Texas.

Unit holders should consult their tax advisors regarding Trust tax compliance matters.

8.	Commitments and Contingencies

Contingencies related to the Underlying Properties that are unfavorably resolved would generally be reflected by the Trust as reductions to future royalty income payments to the Trust with corresponding reductions to cash distributions to Unit holders.

On May 2, 2011, ConocoPhillips, as the parent company of BROG, the operator of the Waddell Ranch properties, notified the Trustee that as a result of inaccuracies in ConocoPhillips’ accounting and record keeping relating to the Trust’s interest in proceeds from the gas plant production since January 2007, ConocoPhillips overpaid the Trust approximately $5.9 million initially. ConocoPhillips withheld $4.5 million from the proceeds for 2011 pending completions to the corrections of the accounting procedures. Beginning with the October 2012 distribution, previously withheld proceeds of $4.5 million were reimbursed by ConocoPhillips to the Trust ($4.0 million and $0.5 million in 2013 and 2012, respectively). ConocoPhillips has adjusted the monthly royalty payments to the Trust since October 2012 by the related reimbursed amounts to reflect ConocoPhillips’ ongoing correction of past and current production and royalty allocations and the payment of the previously withheld proceeds. These adjustments were completed in the first quarter of 2014. The Trust’s reported royalty income for the years ended December 31, 2015, 2014 and 2013 was not significantly impacted by these offsetting amounts. The Trustee is continuing to evaluate the matter.

9.	General and Administrative Expenses

General and administrative expenses for the years ended December 31, were as follows:

	2015	2014	2013
Trustee’s fee	$84,798	$80,084	$65,292
Professional fees	274,265	281,365	296,746
Unit holders’ services fees	886,800	931,969	864,894
Other (reserve for expenses)	500,000	—	—

Total General and Administrative Expenses	$1,745,863	$1,293,418	$1,226,932

10.	Subsequent Events

Subsequent to December 31, 2015, the Trust declared the following distributions:

Monthly Record Date	Payment Date	Distribution per Unit
January 29, 2016	February 12, 2016	$.014734
February 29, 2016	March 14, 2016	$.021680

* * * * *

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures.

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

Changes in Internal Control over Financial Reporting

There has not been any change in the Trust’s internal control over financial reporting during the fourth quarter of 2015 that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting.

Trustee’s Report on Internal Control Over Financial Reporting

The Trustee is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Securities and Exchange Act of 1934, as amended. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with the modified cash basis of accounting. The Trustee conducted an evaluation of the effectiveness of the Trust’s internal control over financial reporting based on the criteria established in Internal Control-Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Trustee’s evaluation under the framework in Internal Control-Integrated Framework 2013, the Trustee concluded that the Trust’s internal control over financial reporting was effective as of December 31, 2015. The independent registered public accounting firm of Deloitte & Touche LLP, as auditors of the statements of assets, liabilities, and trust corpus, and the related statements of distributable income and changes in trust corpus for the year ended December 31, 2015, has issued an attestation report on the Trust’s internal control over financial reporting, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Unit Holders of Permian Basin Royalty Trust and

Southwest Bank, Trustee

Dallas, Texas

We have audited the internal control over financial reporting of Permian Basin Royalty Trust (the “Trust”) as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Trustee is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Trustee’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Trust’s internal control over financial reporting based on our audit.

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

In our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control — Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statements of assets, liabilities and trust corpus of the Trust as of December 31, 2015, and the related statements of distributable income and changes in trust corpus for the year ended December 31, 2015, which financial statements have been prepared on the modified cash basis of accounting as described in Note 2 to such financial statements, and our report dated March 15, 2016 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

Dallas, TX

March 15, 2016

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

The Trust has no directors or officers and based solely on its review of the reports received by it, the Trust believes that during the fiscal year of 2015, no person who was a beneficial owner of more than ten percent the Trust’s Units failed to file on a timely basis any report required by Section 16(a).

STANDARDS OF CONDUCT

Because the Trust has no employees, it does not have a code of ethics. Employees of the Trustee, Southwest Bank, must comply with the bank’s standards of conduct, a copy of which will be provided to Unit holders, without charge, upon request made to Southwest Bank, Trustee, 2911 Turtle Creek Boulevard, Suite 850, Dallas, Texas 75219, Attention: Ron Hooper.

Item 11.	Executive Compensation

During the years ended December 31, 2015, 2014 and 2013, the Trustee received total remuneration as follows:

Name of Individual or Number of Persons in Group	Cash Compensation		Year
Southwest Bank, Trustee	$84,798	(1)	2015
	$30,775	(1)	2014
Bank of America, N.A., Trustee	$49,309	(1)	2014
	$65,292	(1)	2013

(1)	Under the Trust Indenture, the Trustee is entitled to an administrative fee for its administrative services, preparation of quarterly and annual statements with attention to tax and legal matters of: (i) 1/20 of 1% of the first $100 million and (ii) Trustee’s standard hourly rate in excess of 300 hours annually. The administrative fee is subject to reduction by a credit for funds provision.

COMPENSATION COMMITTEE

Because the Trust has no directors, it does not have a compensation committee, and the Trust has not engaged any consultants to provide advice or recommendations on the amount or form of compensation.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a) Security Ownership of Certain Beneficial Owners.    Based solely on a review of statements filed with the SEC pursuant to Section 13(d) or 13(g) of the Securities Exchange Act of 1934, as amended, the Trustee is not aware of any person owning beneficially more than 5% of the outstanding Units of the Trust as of December 31, 2015.

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

The Trust has no directors or executive officers. See Item 11 for the remuneration received by the Trustee during the years ended December 31, 2015, 2014 and 2013.

Item 14.	Principal Accounting Fees and Services.

Fees for services performed by Deloitte & Touche LLP for the years ended December 31, 2015 and 2014 are:

	2015	2014
Audit Fees	$106,000	$100,250
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—

Total	$106,000	$100,250

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

Date: March 15, 2016

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