Form 10-Q
period 2016-03-31
PERMIAN BASIN ROYALTY TRUST
filed 2016-05-10
CIK 319654

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period ended March 31, 2016

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of Units of beneficial interest of the Trust outstanding at May 1, 2016: 46,608,796.

PERMIAN BASIN ROYALTY TRUST

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

The condensed financial statements included herein have been prepared by Southwest Bank as Trustee for the Permian Basin Royalty Trust (the “Trust”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Effective August 29, 2014, Southwest Bank (the “Trustee”) became the new trustee for the Trust. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed interim financial statements and notes thereto be read in conjunction with the financial statements and the notes thereto included in the Trust’s latest annual report on Form 10-K. In the opinion of the Trustee, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the assets, liabilities and trust corpus of the Permian Basin Royalty Trust at March 31, 2016, the distributable income and the changes in trust corpus for the three-month periods ended March 31, 2016 and 2015, have been included. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

The condensed interim financial statements as of March 31, 2016 and for the three-month periods ended March 31, 2016 and 2015, included herein, have been reviewed by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report appearing herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Unit Holders of Permian Basin Royalty Trust and

Southwest Bank, Trustee

Dallas, Texas

We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of Permian Basin Royalty Trust (the “Trust”) as of March 31, 2016, and the related condensed statements of distributable income and changes in trust corpus for the three-month periods ended March 31, 2016 and 2015. These condensed interim financial statements are the responsibility of the Trustee.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statement of assets, liabilities, and trust corpus of Permian Basin Royalty Trust as of December 31, 2015, and the related statements of distributable income and changes in trust corpus for the year then ended (not presented herein); and in our report dated March 15, 2016, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed statement of assets, liabilities, and trust corpus as of December 31, 2015, is fairly stated, in all material respects, in relation to the statement of assets, liabilities and trust corpus from which it has been derived.

/s/ Deloitte & Touche LLP

Dallas, Texas

May 10, 2016

PERMIAN BASIN ROYALTY TRUST

CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

(UNAUDITED)

	March 31, 2016 (Unaudited)	December 31, 2015
ASSETS

Cash and short-term investments	$1,258,027	$1,464,757

Net overriding royalty interests in producing oil and gas properties (net of accumulated amortization of $10,303,341 and $10,294,530 at March 31, 2016 and December 31, 2015, respectively)	671,875	680,686

TOTAL ASSETS	$1,929,902	$2,145,443

LIABILITIES AND TRUST CORPUS

Distribution payable to Unit holders	$608,027	$964,757

Reserve for Expenses	650,000	500,000
Commitments and contingencies (Note 6)	0	0

Trust corpus – 46,608,796 Units of beneficial interest authorized and outstanding	671,875	680,686

TOTAL LIABILITIES AND TRUST CORPUS	$1,929,902	$2,145,443

The accompanying notes are an integral part of these condensed financial statements.

PERMIAN BASIN ROYALTY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

	THREE MONTHS ENDED March 31, 2016	THREE MONTHS ENDED March 31, 2015
Royalty income	$2,770,036	$4,630,106
Interest income	84	32

	2,770,120	4,630,138

Reserve for Expenses	(150,000)	(100,000)
General and administrative expenditures	(314,834)	(346,094)

Distributable income	$2,305,286	$4,184,044

Distributable income per Unit (46,608,796 Units)	$.05	$.09

The accompanying notes are an integral part of these condensed financial statements.

PERMIAN BASIN ROYALTY TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

	THREE MONTHS ENDED March 31, 2016	THREE MONTHS ENDED March 31, 2015
Trust corpus, beginning of period	$680,686	$722,947

Amortization of net overriding royalty interests	(8,811)	(9,543)
Distributable income	2,305,286	4,184,044
Distributions declared	(2,305,286)	(4,184,044)

Total Trust Corpus, end of period	$671,875	$713,404

Distributions per Unit	$.05	$.09

The accompanying notes are an integral part of these condensed financial statements.

PERMIAN BASIN ROYALTY TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1.	TRUST ORGANIZATION AND PROVISIONS

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

Impairment

The Trustee routinely reviews its royalty interests in oil and gas properties for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If an impairment event occurs and it is determined that the carrying value of the Trust’s royalty interests may not be recoverable, an impairment will be recognized as measured by the amount by which the carrying amount of the royalty interests exceeds the fair value of these assets, which would likely be measured by discounting projected cash flows. There was no impairment of the assets as of March 31, 2016.

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

For federal income tax purposes, the Trust constitutes a fixed investment trust that is taxed as a grantor trust. A grantor trust is not subject to federal income tax at the trust level. The Unit holders are considered for federal tax purposes to own the Trust’s income and principal as though no trust were in existence. The income of the Trust is deemed to have been received or accrued by each Unit holder at the time such income is received or accrued by the Trust and not when distributed by the Trust.

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

7.	SUBSEQUENT EVENTS

Subsequent to March 31, 2016, the Trust declared a distribution on April 19, 2016 of $0.010037 per Unit payable on May 13, 2016 to Unit holders of record on April 29, 2016.

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

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

For the quarter ended March 31, 2016, royalty income received by the Trust amounted to $2,770,036 compared to royalty income of $4,630,106 during the first quarter of 2015. The decrease in royalty income is primarily attributable to a substantial decrease in oil and gas prices for the quarter ending March 31, 2016, as compared to the quarter ending March 31, 2015. Average oil and gas prices were $34.50 and $2.08 for the period ending March 31, 2016 compared to $57.72 and $4.15 for the period ending March 31, 2015.

Interest income for the quarter ended March 31, 2016, was $84 compared to $32 during the first quarter of 2015. The increase in interest income is primarily attributable to higher interest rates on different investments offset by substantially reduced amounts of funds available for investment. Total expenses during the first quarter of 2016 amounted to $464,834 compared to $446,094 during the first quarter of 2015. The increase in total expenses can be primarily attributed to increased expense reserve.

These transactions resulted in distributable income for the quarter ended March 31, 2016 of $2,305,286 or $0.05 per Unit of beneficial interest. Distributions of $0.014734, $0.021680 and $0.013045 per Unit were made to Unit holders of record as of January 29, 2016, February 29, 2016 and March 31, 2016, respectively. For the first quarter of 2015, distributable income was $4,184,044, or $.09 per Unit of beneficial interest.

Royalty income for the Trust for the first quarter of the calendar year is associated with actual oil and gas production for the period of November and December 2015 and January 2016 from the properties from which the Trust’s net overriding royalty interests (“Royalties”) were carved. Oil and gas sales attributable to the Royalties and the properties from which the Royalties were carved are as follows:

	First Quarter
	2016	2015
Royalties:
Oil sales (Bbls)	71,623	79,262
Gas sales (Mcf)	95,509	103,333

Properties From Which The Royalties Were Carved:
Oil:
Total oil sales (Bbls)	305,428	311,483
Average per day (Bbls)	3,320	3,386
Average price per Bbl	$34.50	$57.72

Gas:
Total gas sales (Mcf)	1,416,991	1,180,576
Average per day (Mcf)	15,402	12,832
Average price per Mcf	$2.08	$4.15

The average received price of oil decreased to an average price per barrel of $34.50 per Bbl in the first quarter of 2016, compared to $57.72 per Bbl in the first quarter of 2015 due to worldwide market variables. The Trustee has been advised by ConocoPhillips that for the period of August 1, 1993, through March 31, 2016, the oil from the Waddell Ranch properties was being sold under a competitive bid to a third party. The average price of gas (including natural gas liquids) decreased from $4.15 per Mcf in the first quarter of 2015 to $2.08 per Mcf in the first quarter of 2016 due to change in overall market variables.

Since the oil and gas sales attributable to the Royalties are based on an allocation formula that is dependent on such factors as price and cost (including capital expenditures), the production amounts in the Royalties section of the above table do not provide a meaningful comparison. Oil sales volumes decreased and gas sales volumes increased from the Underlying Properties (as defined in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2015) for the applicable period in 2016 compared to 2015.

Capital expenditures for drilling, remedial and maintenance activities on the Waddell Ranch properties during the first quarter of 2016 totaled $2.6 million as compared to $10.2 million for the first quarter of 2015. ConocoPhillips has informed the Trustee that the 2016 capital expenditures budget has been approved at $2.45 million (gross) for the Waddell Ranch properties. The total amount of capital expenditures for 2015 with regard to the Waddell Ranch properties totaled $27 million (gross).

The Trustee has been advised that there were no workover wells completed, no new wells completed, no new wells in progress and no workover wells in progress during the three months ended March 31, 2016 as compared to 6 workover wells completed, 3 new wells completed, 0 new well in progress and 2 workover wells in progress for the three months ended March 31, 2015 on the Waddell Ranch properties. There were various facility projects in progress for the first quarter of 2016.

Lease operating expenses and property taxes totaled $6.9 million (gross) for the first quarter of 2016, compared to $6.8 million (gross) for the same period in 2014 on the Waddell Ranch properties due to increased maintenance and work on the Waddell Ranch.

Calculation of Royalty Income

The Trust’s royalty income is computed as a percentage of the net profit from the operation of the properties in which the Trust owns net overriding royalty interests. These percentages of net profits are 75% and 95% in the case of the Waddell Ranch properties and the Texas Royalty properties, respectively. Royalty income received by the Trust for the three months ended March 31, 2016 and 2015, respectively, were computed as shown in the table below:

	THREE MONTHS ENDED MARCH 31,
	2016			2015
	WADDELL RANCH PROPERTIES		TEXAS ROYALTY PROPERTIES	WADDELL RANCH PROPERTIES	TEXAS ROYALTY PROPERTIES
Gross proceeds of sales from the Underlying Properties
Oil proceeds	$7,794,038		$2,743,605	$13,027,941	$4,950,547
Gas proceeds	2,587,521		357,768	4,216,180	683,539
Other (adjustment)	(424,627	)*	—	555,525	—

Total	9,956,932		3,101,373	17,799,646	5,634,086

Less:
Severance tax:
Oil	345,313		110,686	568,082	173,406
Gas	142,417		18,377	253,390	34,563
Other	—		—	—	—
Lease operating expense and property tax:
Oil and gas	6,907,645		56,483	6,817,017	552,322
Capital expenditures	2,561,557		—	10,161,157	—

Total	9,956,932		185,546	17,799,646	760,291

Net profits	0		2,915,827	0	4,873,795
Net overriding royalty interests	75%		95%	75%	95%

Royalty income	$0		2,770,036	$0	$4,630,106

*	Due to the NPI deficit, Waddell Ranch did not contribute to Royalty Income for this quarter. As of March 31, 2016, the cumulative NPI deficit is ($497,560).

Critical Accounting Policies and Estimates

A disclosure of critical accounting policies and the more significant judgments and estimates used in the preparation of the Trust’s financial statements is included in Item 7 of the Trust’s Annual Report on Form 10-K for the year ended December 31, 2015. There have been no significant changes to the critical accounting policies during the three months ended March 31, 2016.

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

There have been no material changes in the Trust’s market risk, as disclosed in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

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

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

Not applicable

Item 1A.	Risk Factors

Risk factors relating to the Trust are contained in Item 1A of the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015. No material change to such risk factors has occurred during the three months ended March 31, 2016.

Items 2 through 5.

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

10.2	Underwriting Agreement dated December 15, 2005 among the Permian Basin Royalty Trust, Burlington Resources, Inc., Burlington Resources Oil & Gas L.P. and Lehman Brothers Inc. and Wachovia Capital Markets, LLC as representatives of the several underwriters, heretofore filed as Exhibit 10.1 to the Trust’s current report on Form 8-K to the Securities and Exchange Commission filed on December 19, 2005, is incorporated herein by reference.

10.3	Underwriting Agreement dated August 2, 2005 among the Permian Basin Royalty Trust, Burlington Resources, Inc., Burlington Resources Oil & Gas L.P. and Goldman Sachs & Co. and Lehman Brothers Inc. as representatives of the several underwriters, heretofore filed as Exhibit 10.1 to the Trust’s current report on Form 8-K to the Securities and Exchange Commission filed on August 8, 2005, is incorporated herein by reference.

10.4	Underwriting Agreement dated August 17, 2006, among Permian Basin Royalty Trust, ConocoPhillips, Burlington Resources Oil & Gas Company LP and Lehman Brothers Inc. and Wachovia Capital Markets, LLC as representatives of the several underwriters heretofore filed as Exhibit 10.1 to the Trust’s current report on Form 8-K to the Securities and Exchange Commission filed on August 22, 2006, is incorporated herein by reference.

31.1	Certification by Ron E. Hooper, Senior Vice President Royalty Trust Management of Southwest Bank, Trustee of Permian Basin Royalty Trust, dated May 10, 2016 and submitted pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate by Southwest Bank, Trustee of Permian Basin Royalty Trust, dated May 10, 2016 and submitted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHWEST BANK,
TRUSTEE FOR THE
PERMIAN BASIN ROYALTY TRUST

By:	/s/ RON E. HOOPER
Ron E. Hooper
SVP Royalty Trust Management

Date: May 10, 2016

(The Trust has no directors or executive officers.)

INDEX TO EXHIBITS

Exhibit Number	Exhibit

4.1	Permian Basin Amended and Restated Royalty Trust Indenture dated June 20, 2014, between Southland Royalty Company (now Burlington Resources Oil & Gas Company LP) and The First National Bank of Fort Worth (now Southwest Bank), as Trustee, heretofore filed as Exhibit 4.1 to the Trust’s Quarterly Report on Form 10-Q to the Securities and Exchange Commission for the quarterly period ended June 30, 2014 is incorporated herein by reference.*

4.2	Net Overriding Royalty Conveyance (Permian Basin Royalty Trust) from Southland Royalty Company (now Burlington Resources Oil & Gas Company LP) to The First National Bank of Fort Worth (now Southwest Bank), as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit (4)(b) to the Trust’s Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980 is incorporated herein by reference.*

4.3	Net Overriding Royalty Conveyance (Permian Basin Royalty Trust - Waddell Ranch) from Southland Royalty Company (now Burlington Resources Oil & Gas Company LP) to The First National Bank of Fort Worth (now Southwest Bank), as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit (4)(c) to the Trust’s Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980 is incorporated herein by reference.*

10.1	Registration Rights Agreement dated as of July 21, 2004 by and between Burlington Resources Inc. and Bank of America, N.A., as trustee of Permian Basin Royalty Trust, heretofore filed as Exhibit 10.1 to the Trust’s Quarterly Report on Form 10-Q to the Securities and Exchange Commission for the quarterly period ended June 30, 2004 is incorporated herein by reference.*

10.2	Underwriting Agreement dated December 15, 2005 among the Permian Basin Royalty Trust, Burlington Resources, Inc., Burlington Resources Oil & Gas L.P. and Lehman Brothers Inc. and Wachovia Capital Markets, LLC as representatives of the several underwriters, heretofore filed as Exhibit 10.1 to the Trust’s current report on Form 8-K to the Securities and Exchange Commission filed on December 19, 2005, is incorporated herein by reference.*

10.3	Underwriting Agreement dated August 2, 2005 among the Permian Basin Royalty Trust, Burlington Resources, Inc., Burlington Resources Oil & Gas L.P. and Goldman Sachs & Co. and Lehman Brothers Inc. as representatives of the several underwriters, heretofore filed as Exhibit 10.1 to the Trust’s current report on Form 8-K to the Securities and Exchange Commission filed on August 8, 2005, is incorporated herein by reference.*

10.4	Underwriting Agreement dated August 17, 2006, among Permian Basin Royalty Trust, ConocoPhillips, Burlington Resources Oil & Gas Company LP and Lehman Brothers Inc. and Wachovia Capital Markets, LLC as representatives of the several underwriters heretofore filed as Exhibit 10.1 to the Trust’s current report on Form 8-K to the Securities and Exchange Commission filed on August 22, 2006, is incorporated herein by reference.*

31.1	Certification by Ron E. Hooper, Senior Vice President Royalty Trust Management of Southwest Bank, Trustee of Permian Basin Royalty Trust, dated May 10, 2016 and submitted pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate by Southwest Bank, Trustee of Permian Basin Royalty Trust, dated May 10, 2016 and submitted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

*	A copy of this Exhibit is available to any Unit holder, at the actual cost of reproduction, upon written request to the Trustee, Southwest Bank, 2911 Turtle Creek Boulevard, Suite 850, Dallas, Texas 75219.