Form 10-Q
period 2016-06-30
PERMIAN BASIN ROYALTY TRUST
filed 2016-08-04
CIK 319654

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period ended June 30, 2016

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

Number of Units of beneficial interest of the Trust outstanding at August 1, 2016: 46,608,796.

PERMIAN BASIN ROYALTY TRUST

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

The condensed financial statements included herein have been prepared by Southwest Bank as Trustee for the Permian Basin Royalty Trust (the “Trust”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Effective August 29, 2014, Southwest Bank (the “Trustee”) became the new trustee for the Trust. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed interim financial statements and notes thereto be read in conjunction with the financial statements and the notes thereto included in the Trust’s latest annual report on Form 10-K. In the opinion of the Trustee, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the assets, liabilities and trust corpus of the Permian Basin Royalty Trust at June 30, 2016, the distributable income for the three-month and six-month periods ended June 30, 2016 and 2015 and the changes in trust corpus for the six-month periods ended June 30, 2016 and 2015, have been included. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

The condensed interim financial statements as of June 30, 2016 and for the three-month and six-month periods ended June 30, 2016, included herein, have been reviewed by Weaver and Tidwell, L.L.P., an independent registered public accounting firm, as stated in their report appearing herein.

The condensed interim financial statements for the three-month and six-month periods ended June 30, 2015, included herein, were previously reviewed by an independent registered public accounting firm.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Unit Holders of Permian Basin Royalty Trust and

Southwest Bank, Trustee

Dallas, Texas

We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of Permian Basin Royalty Trust (the “Trust”) as of June 30, 2016 and the related condensed statements of distributable income for the three-month and six-month periods ended June 30, 2016 and changes in trust corpus for the six-month period ended June 30, 2016. These interim financial statements are the responsibility of the Trustee.

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

/s/ WEAVER AND TIDWELL, L.L.P.

Dallas, TX

August 4, 2016

PERMIAN BASIN ROYALTY TRUST

CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	June 30, 2016 (Unaudited)	December 31, 2015
ASSETS
Cash and short-term investments	$2,409,776	$1,464,757
Net overriding royalty interests in producing oil and gas properties (net of accumulated amortization of $10,320,143 and $10,294,530 at June 30, 2016 and December 31, 2015, respectively)	655,073	680,686

TOTAL ASSETS	$3,064,849	$2,145,443

LIABILITIES AND TRUST CORPUS
Distribution payable to Unit holders	$1,609,776	$964,757
Reserve for Expenses	800,000	500,000
Commitments and contingencies (Note 6)	—	—
Trust corpus – 46,608,796 Units of beneficial interest authorized and outstanding	655,073	680,686

TOTAL LIABILITIES AND TRUST CORPUS	$3,064,849	$2,145,443

The accompanying notes are an integral part of these condensed financial statements.

PERMIAN BASIN ROYALTY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

	THREE MONTHS ENDED June 30, 2016	THREE MONTHS ENDED June 30, 2015
Royalty income	$4,379,766	$4,121,910
Interest income	232	17

	4,379,998	4,121,927
Reserve for Expenses	(150,000)	(150,000)
General and administrative expenditures	(565,013)	(450,958)

Distributable income	$3,664,985	$3,520,969

Distributable income per Unit (46,608,796 Units)	$.08	$.08

The accompanying notes are an integral part of these condensed financial statements.

PERMIAN BASIN ROYALTY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

	SIX MONTHS ENDED June 30, 2016	SIX MONTHS ENDED June 30, 2015
Royalty income	$7,149,802	$8,752,016
Interest income	316	49

	7,150,118	8,752,065
Reserve for Expenses	(300,000)	(200,000)
General and administrative expenditures	(879,847)	(847,051)

Distributable income	$5,970,271	$7,705,014

Distributable income per Unit (46,608,796 Units)	$.13	$.17

The accompanying notes are an integral part of these condensed financial statements.

PERMIAN BASIN ROYALTY TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

	SIX MONTHS ENDED June 30, 2016	SIX MONTHS ENDED June 30, 2015
Trust corpus, beginning of period	$680,686	$722,947
Amortization of net overriding royalty interests	(25,613)	(20,337)
Distributable income	5,970,271	7,705,014
Distributions declared	(5,970,271)	(7,705,014)

Total Trust Corpus, end of period	$655,073	$702,610

Distributions per Unit	$.13	$.17

The accompanying notes are an integral part of these condensed financial statements.

PERMIAN BASIN ROYALTY TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1.	TRUST ORGANIZATION AND PROVISIONS

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

The financial statements of the Trust differ from financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) because revenues are not accrued in the month of production and certain reserves may be established for contingencies which would not be accrued in financial statements prepared in accordance with GAAP and expenses are recorded when liabilities are paid. Amortization of the Royalties calculated on a unit-of-production basis is charged directly to trust corpus. This comprehensive basis of accounting other than GAAP corresponds to the accounting permitted for royalty trusts by the U.S. Securities and Exchange Commission as specified by Staff Accounting Bulletin Topic 12:E, Financial Statements of Royalty Trusts.

Use of Estimates

The preparation of financial statements in conformity with the basis of accounting described above requires management to make estimates and assumptions that affect reported amounts of certain assets, liabilities, revenues and expenses as of and for the reporting periods. Actual results may differ from such estimates.

Impairment

The Trustee routinely reviews its royalty interests in oil and gas properties for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If an impairment event occurs and it is determined that the carrying value of the Trust’s royalty interests may not be recoverable, an impairment will be recognized as measured by the amount by which the carrying amount of the royalty interests exceeds the fair value of these assets, which would likely be measured by discounting projected cash flows. There was no impairment of the assets as of June 30, 2016.

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

Reclassifications

Certain reclassifications have been made to the 2015 Condensed Statements of Distributable Income to conform to the 2016 presentation. These reclassifications had no effect on distributable income for the prior periods reported.

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

Subsequent to June 30, 2016, the Trust declared a distribution on July 19, 2016 of $0.040122 per Unit payable on August 12, 2016 to Unit holders of record on July 29, 2016.

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

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015

For the quarter ended June 30, 2016, royalty income received by the Trust amounted to $4,379,766 compared to royalty income of $4,121,910 during the second quarter of 2015. The increase in royalty income is primarily attributable to a reduction of capital expenditures and an increase in oil and gas production, offset by a decrease in oil and gas prices for the quarter ending June 30, 2016, as compared to the quarter ended June 30, 2015. Average oil and gas prices were $30.02 and $1.79 for the quarter ending June 30, 2016 compared to $48.47 and $2.63 for the quarter ended June 30, 2015.

Interest income for the quarter ended June 30, 2016, was $232 compared to $17 during the second quarter of 2015. The increase in interest income is primarily attributable to substantially increased amounts of funds available for investment, primarily the reserve of $800,000 in the Trust account. Total expenses during the second quarter of 2016 amounted to $565,013 compared to $450,958 during the second quarter of 2015. The increase in total expenses can be primarily attributed to increased expense for professional services.

These transactions resulted in distributable income for the quarter ended June 30, 2016, of $3,664,985 or $0.08 per Unit of beneficial interest. Distributions of $0.010037, $0.034016 and $0.034538 per Unit were made to Unit holders of record as of April 29, 2016, May 31, 2016, and June 30, 2016, respectively. For the second quarter of 2015, distributable income was $3,520,969 or $.08 per Unit of beneficial interest.

Royalty income for the Trust for the second quarter of the calendar year is associated with actual oil and gas production for the period of February, March and April 2016 from the properties from which the Trust’s net overriding royalty interests (“Royalties”) were carved. Oil and gas sales attributable to the Royalties and the properties from which the Royalties were carved are as follows:

	Second Quarter
	2016	2015
Royalties:
Oil sales (Bbls)	124,037	87,600
Gas sales (Mcf)	366,634	176,810

Properties From Which The Royalties Were Carved:
Oil:
Total oil sales (Bbls)	301,428	158,372
Average per day (Bbls)	3,349	1,779
Average price per Bbl	$32.71	$48.47

Gas:
Total gas sales (Mcf)	1,324,086	638,402
Average per day (Mcf)	15,062	7,173
Average price per Mcf	$1.81	$2.63

The average received price of oil decreased to an average price per barrel of $32.71 per Bbl in the second quarter of 2016, compared to $48.47 per Bbl in the second quarter of 2015 due to worldwide market variables. The Trustee has been advised by ConocoPhillips that for the period of August 1, 1993, through June 30, 2016, the oil from the Waddell Ranch properties was being sold under a competitive bid to a third party. The average price of gas (including natural gas liquids) decreased from $2.63 per Mcf in the second quarter of 2015 to $1.81 per Mcf in the second quarter of 2016 due to change in overall market variables.

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

Capital expenditures for drilling, remedial and maintenance activities on the Waddell Ranch properties during the second quarter of 2016 totaled $710,000 as compared to $3.4 million for the second quarter of 2015. ConocoPhillips has informed the Trustee that the 2016 capital expenditures budget has been approved at $2.45 million (gross) for the Waddell Ranch properties. The total amount of capital expenditures for 2015 with regard to the Waddell Ranch properties totaled $27 million (gross).

The Trustee has been advised that there were no workover wells completed, no new wells completed, no new wells in progress and no workover wells in progress during the three months ended June 30, 2016, as compared to 4 workover wells completed, 0 new wells completed, 5 new wells in progress and 0 workover wells in progress for the three months ended June 30, 2015, on the Waddell Ranch properties. There were various facility projects in progress for the second quarter of 2016.

Lease operating expenses and property taxes totaled $5.5 million (gross) for the second quarter of 2016, compared to $6.9 million (gross) for the same period in 2015 on the Waddell Ranch properties due to decreased activities on the Waddell Ranch.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

For the six months ended June 30, 2016, royalty income received by the Trust amounted to $7,149,802 compared to royalty income of $8,752,016 for the six months ended June 30, 2015. The decrease in royalty income is primarily attributable to a substantial decrease in oil and gas prices for the six months ending June 30, 2016, as compared to the six months ended June 30, 2015. Average oil and gas prices were $33.61 and $1.95 for the six months ending June 30, 2016 compared to $52.13 and $3.12 for the six months ended June 30, 2015.

Interest income for the six months ended June 30, 2016, was $316 compared to $49 during the six months ended June 30, 2015. The increase in interest income is primarily attributable to substantially increased amounts of funds available for investment, including the reserve for expense. Total expenses during the six months ending June 30, 2016, amounted to $879,847 compared to $847,051 during the six months ended June 30, 2015. The increase in total expenses can be primarily attributed to increased professional expenses.

The Trust has reserved $300,000 for for the six month period ended June 30, 2016 for possible administrative expenditures which could be needed in the future.

These transactions resulted in distributable income for the six months ended June 30, 2016 of $5,970,271, or $.13 per Unit. For the six months ended June 30, 2015, distributable income was $7,705,014, or $.17 per Unit.

Royalty income for the Trust for the six months ended June 30, 2016, is associated with actual oil and gas production for the period November 2015 through April 2016 from the properties from which the Royalties were carved. Oil and gas production attributable to the Royalties and the properties from which the Royalties were carved are as follows:

	Six Months Ended
	2016	2015
Royalties:
Oil sales (Bbls)	195,660	166,862
Gas sales (Mcf)	462,143	280,143

Properties From Which The Royalties Were Carved:
Oil:
Total oil sales (Bbls)	606,856	620,832
Average per day (Bbls)	3,349	3,430
Average price per Bbl	$33.61	$52.13

Gas:
Total gas sales (Mcf)	2,741,077	2,711,611
Average per day (Mcf)	15,062	14,981
Average price per Mcf	$1.95	$3.12

The average received price of oil decreased during the six months ended June 30, 2016 to $33.61 per barrel compared to $52.13 per barrel for the same period in 2015. The decrease in the average price of oil is primarily due to worldwide market variables. The decrease in the average price of gas (including natural gas liquids) from $3.12 per Mcf for the six months ended June 30, 2015, to $1.95 per Mcf for the six months ended June 30, 2016, is primarily the result of a decrease in the spot prices of natural gas.

Since the oil and gas sales volumes attributable to the Royalties are based on an allocation formula that is dependent on such factors as price and cost (including capital expenditures), the production amounts in the Royalties section of the above table do not provide a meaningful comparison. Both oil and gas sales volumes from the properties from which the Royalties are carved have increased for the applicable period of 2016 compared to 2015.

Capital expenditures for the Waddell Ranch properties for the six months ended June 30, 2016 totaled $3.3 million (gross) compared to $13.6 million (gross) to the Trust for the same period in 2015. ConocoPhillips has previously advised the Trust that the 2016 capital expenditures budget for the Waddell Ranch properties is $2.45 million (gross).

The Trustee has been advised that no workover wells were completed and no new wells were completed (no vertical, no horizontal) on the Waddell Ranch properties during the six months ended June 30, 2016, as compared to 10 workover wells completed and 3 new wells (2 vertical, 1 horizontal) completed on the Waddell Ranch properties during the six months ended June 30, 2015.

Lease operating expenses and property taxes totaled $12.4 million for the six months ended June 30, 2016, compared to $13.7 million for the same period in 2015. The decrease in lease operating expense is primarily attributable to decreased spending on facilities and maintenance.

Calculation of Royalty Income

The Trust’s royalty income is computed as a percentage of the net profit from the operation of the properties in which the Trust owns net overriding royalty interests. These percentages of net profits are 75% and 95% in the case of the Waddell Ranch properties and the Texas Royalty properties, respectively. Royalty income received by the Trust for the three months ended June 30, 2016 and 2015, respectively, were computed as shown in the table below:

	THREE MONTHS ENDED JUNE 30
	2016		2015
	WADDELL RANCH PROPERTIES	TEXAS ROYALTY PROPERTIES	WADDELL RANCH PROPERTIES	TEXAS ROYALTY PROPERTIES
Gross proceeds of sales from the Underlying Properties
Oil proceeds	$7,410,626	$2,448,987	$10,367,204	$4,015,458
Gas proceeds	2,109,897	281,013	3,017,871	539,559
Other (adjustment)	(663,412)**	—	(2,529,941)*	—

Total	8,857,111	2,730,000	10,855,134	4,555,017

Less:
Severance tax:
Oil	329,845	81,043	450,624	140,928
Gas	115,204	13,565	163,633	29,345
Other	(850,481)	—	(600,042)	—
Lease operating expense and property tax:
Oil and gas	5,464,010	465,000	6,920,451	465,000
Capital expenditures	710,541	—	3,389,596	—

Total	5,769,119	559,608	10,324,262	635,273

Net profits	3,087,992	2,170,392	530,872	3,919,744
Net overriding royalty interests	75%	95%	75%	95%

Royalty income	$2,315,994	2,061,872	$398,153	3,723,757

*	Prior period NPI deficit carry forward on the Waddell Ranch Properties.
**	Due to the NPI deficit, Waddell Ranch did not contribute to Royalty Income for April 2016. As of June 30, 2016, the cumulative NPI deficit is zero.

Critical Accounting Policies and Estimates

A disclosure of critical accounting policies and the more significant judgments and estimates used in the preparation of the Trust’s financial statements is included in Item 7 of the Trust’s Annual Report on Form 10-K for the year ended December 31, 2015. There have been no significant changes to the critical accounting policies during the six months ended June 30, 2016.

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

Risk factors relating to the Trust are contained in Item 1A of the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015. No material change to such risk factors has occurred during the six months ended June 30, 2016.

Items 2 through 5.

Not applicable.

Item 6.	Exhibits

4.1	Permian Basin Amended and Restated Royalty Trust Indenture dated June 20, 2014, between Southland Royalty Company (now Burlington Resources Oil & Gas Company LP) and The First National Bank of Fort Worth (now Southwest Bank), as Trustee, heretofore filed as Exhibit 4.1 to the Trust’s Quarterly Report on Form 10-Q to the Securities and Exchange Commission for the quarterly period ended June 30, 2014 is incorporated herein by reference.

4.2	Net Overriding Royalty Conveyance (Permian Basin Royalty Trust) from Southland Royalty Company (now Burlington Resources Oil & Gas Company LP) to The First National Bank of Fort Worth (now Southwest Bank) as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit (4)(b) to the Trust’s Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980 is incorporated herein by reference.

4.3	Net Overriding Royalty Conveyance (Permian Basin Royalty Trust – Waddell Ranch) from Southland Royalty Company (now Burlington Resources Oil & Gas Company LP) to The First National Bank of Fort Worth (now Southwest Bank), as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit (4)(c) to the Trust’s Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980 is incorporated herein by reference.

10.1	Registration Rights Agreement dated as of July 21, 2004, by and between Burlington Resources Inc. and Bank of America, N.A., as trustee of Permian

Basin Royalty Trust, heretofore filed as Exhibit 10.1 to the Trust’s Quarterly Report on Form 10-Q to the Securities and Exchange Commission for the quarterly period ended June 30, 2004, is incorporated herein by reference.

10.2	Underwriting Agreement dated December 15, 2005, among the Permian Basin Royalty Trust, Burlington Resources, Inc., Burlington Resources Oil & Gas L.P. and Lehman Brothers Inc. and Wachovia Capital Markets, LLC as representatives of the several underwriters, heretofore filed as Exhibit 10.1 to the Trust’s current report on Form 8-K to the Securities and Exchange Commission filed on December 19, 2005, is incorporated herein by reference.

10.3	Underwriting Agreement dated August 2, 2005, among the Permian Basin Royalty Trust, Burlington Resources, Inc., Burlington Resources Oil & Gas L.P. and Goldman Sachs & Co. and Lehman Brothers Inc. as representatives of the several underwriters, heretofore filed as Exhibit 10.1 to the Trust’s current report on Form 8-K to the Securities and Exchange Commission filed on August 8, 2005, is incorporated herein by reference.

10.4	Underwriting Agreement dated August 17, 2006, among Permian Basin Royalty Trust, ConocoPhillips, Burlington Resources Oil & Gas Company LP and Lehman Brothers Inc. and Wachovia Capital Markets, LLC as representatives of the several underwriters heretofore filed as Exhibit 10.1 to the Trust’s current report on Form 8-K to the Securities and Exchange Commission filed on August 22, 2006, is incorporated herein by reference.

31.1	Certification by Ron E. Hooper, Senior Vice President Royalty Trust Management of Southwest Bank, Trustee of Permian Basin Royalty Trust, dated August 4, 2016 and submitted pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate by Southwest Bank, Trustee of Permian Basin Royalty Trust, dated August 4, 2016 and submitted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHWEST BANK, TRUSTEE FOR THE PERMIAN BASIN ROYALTY TRUST

By:	/s/ RON E. HOOPER
Ron E. Hooper SVP Royalty Trust Management

Date: August 4, 2016

(The Trust has no directors or executive officers.)

INDEX TO EXHIBITS

Exhibit Number	Exhibit

4.1	Permian Basin Amended and Restated Royalty Trust Indenture dated June 20, 2014, between Southland Royalty Company (now Burlington Resources Oil & Gas Company LP) and The First National Bank of Fort Worth (now Southwest Bank), as Trustee, heretofore filed as Exhibit 4.1 to the Trust’s Quarterly Report on Form 10-Q to the Securities and Exchange Commission for the quarterly period ended June 30, 2014 is incorporated herein by reference.*

4.2	Net Overriding Royalty Conveyance (Permian Basin Royalty Trust) from Southland Royalty Company (now Burlington Resources Oil & Gas Company LP) to The First National Bank of Fort Worth (now Southwest Bank), as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit (4)(b) to the Trust’s Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980 is incorporated herein by reference.*

4.3	Net Overriding Royalty Conveyance (Permian Basin Royalty Trust – Waddell Ranch) from Southland Royalty Company (now Burlington Resources Oil & Gas Company LP) to The First National Bank of Fort Worth (now Southwest Bank), as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit (4)(c) to the Trust’s Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980 is incorporated herein by reference.*

10.1	Registration Rights Agreement dated as of July 21, 2004 by and between Burlington Resources Inc. and Bank of America, N.A., as trustee of Permian Basin Royalty Trust, heretofore filed as Exhibit 10.1 to the Trust’s Quarterly Report on Form 10-Q to the Securities and Exchange Commission for the quarterly period ended June 30, 2004 is incorporated herein by reference.*

10.2	Underwriting Agreement dated December 15, 2005 among the Permian Basin Royalty Trust, Burlington Resources, Inc., Burlington Resources Oil & Gas L.P. and Lehman Brothers Inc. and Wachovia Capital Markets, LLC as representatives of the several underwriters, heretofore filed as Exhibit 10.1 to the Trust’s current report on Form 8-K to the Securities and Exchange Commission filed on December 19, 2005, is incorporated herein by reference.*

10.3	Underwriting Agreement dated August 2, 2005 among the Permian Basin Royalty Trust, Burlington Resources, Inc., Burlington Resources Oil & Gas L.P. and Goldman Sachs & Co. and Lehman Brothers Inc. as representatives of the several underwriters, heretofore filed as Exhibit 10.1 to the Trust’s current report on Form 8-K to the Securities and Exchange Commission filed on August 8, 2005, is incorporated herein by reference.*

10.4	Underwriting Agreement dated August 17, 2006, among Permian Basin Royalty Trust, ConocoPhillips, Burlington Resources Oil & Gas Company LP and Lehman Brothers Inc. and Wachovia Capital Markets, LLC as representatives of the several underwriters heretofore filed as Exhibit 10.1 to the Trust’s current report on Form 8-K to the Securities and Exchange Commission filed on August 22, 2006, is incorporated herein by reference.*

31.1	Certification by Ron E. Hooper, Senior Vice President Royalty Trust Management of Southwest Bank, Trustee of Permian Basin Royalty Trust, dated August 4, 2016 and submitted pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate by Southwest Bank, Trustee of Permian Basin Royalty Trust, dated August 4, 2016 and submitted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

*	A copy of this Exhibit is available to any Unit holder, at the actual cost of reproduction, upon written request to the Trustee, Southwest Bank, 2911 Turtle Creek Boulevard, Suite 850, Dallas, Texas 75219.