Form 10-Q
period 2016-09-30
PERMIAN BASIN ROYALTY TRUST
filed 2016-11-09
CIK 319654

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period ended September 30, 2016

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

Number of Units of beneficial interest of the Trust outstanding at November 1, 2016: 46,608,796.

PERMIAN BASIN ROYALTY TRUST

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

The condensed financial statements included herein have been prepared by Southwest Bank as Trustee for the Permian Basin Royalty Trust (the “Trust”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Effective August 29, 2014, Southwest Bank (the “Trustee”) became the new trustee for the Trust. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed interim financial statements and notes thereto be read in conjunction with the financial statements and the notes thereto included in the Trust’s latest annual report on Form 10-K. In the opinion of the Trustee, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the assets, liabilities and trust corpus of the Permian Basin Royalty Trust at September 30, 2016, the distributable income for the three-month and nine-month periods ended September 30, 2016 and 2015 and the changes in trust corpus for the nine-month periods ended September 30, 2016 and 2015, have been included. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

The condensed interim financial statements as of September 30, 2016 and for the three-month and nine-month periods ended September 30, 2016, included herein, have been reviewed by Weaver and Tidwell, L.L.P., an independent registered public accounting firm, as stated in their report appearing herein.

The condensed interim financial statements for the three-month and nine-month periods ended September 30, 2015, included herein, were previously reviewed by an independent registered public accounting firm.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Unit Holders of Permian Basin Royalty Trust and

Southwest Bank, Trustee

Dallas, Texas

We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of Permian Basin Royalty Trust (the “Trust”) as of September 30, 2016 and the related condensed statements of distributable income for the three-month and nine-month periods ended September 30, 2016 and changes in trust corpus for the nine-month period ended September 30, 2016. These interim financial statements are the responsibility of the Trustee.

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

/s/ WEAVER AND TIDWELL, L.L.P.

Dallas, TX

November 9, 2016

PERMIAN BASIN ROYALTY TRUST

CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	September 30, 2016 (Unaudited)	December 31, 2015
ASSETS
Cash and short-term investments	$2,139,686	$1,464,757
Net overriding royalty interests in producing oil and gas properties (net of accumulated amortization of $10,331,518 and $10,294,530 at September 30, 2016 and December 31, 2015, respectively)	643,698	680,686

TOTAL ASSETS	$2,783,384	$2,145,443

LIABILITIES AND TRUST CORPUS
Distribution payable to Unit holders	$1,189,686	$964,757
Reserve for Expenses	950,000	500,000
Commitments and contingencies (Note 6)	—	—
Trust corpus – 46,608,796 Units of beneficial interest authorized and outstanding	643,698	680,686

TOTAL LIABILITIES AND TRUST CORPUS	$2,783,384	$2,145,443

The accompanying notes are an integral part of these condensed financial statements.

PERMIAN BASIN ROYALTY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

	THREE MONTHS ENDED September 30, 2016	THREE MONTHS ENDED September 30, 2015
Royalty income	$6,554,901	$5,882,301
Interest income	796	26

	6,555,697	5,882,327
Reserve for Expenses	(150,000)	(150,000)
General and administrative expenditures	(161,802)	(238,407)

Distributable income	$6,243,895	$5,493,920

Distributable income per Unit (46,608,796 Units)	$.13	$.12

The accompanying notes are an integral part of these condensed financial statements.

PERMIAN BASIN ROYALTY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

	NINE MONTHS ENDED September 30, 2016	NINE MONTHS ENDED September 30, 2015
Royalty income	$13,704,703	$14,634,316
Interest income	1,112	75

	13,705,815	14,634,391
Reserve for Expenses	(450,000)	(500,000)
General and administrative expenditures	(1,041,649)	(935,459)

Distributable income	$12,214,166	$13,198,932

Distributable income per Unit (46,608,796 Units)	$.26	$.28

The accompanying notes are an integral part of these condensed financial statements.

PERMIAN BASIN ROYALTY TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

	NINE MONTHS ENDED September 30, 2016	NINE MONTHS ENDED September 30, 2015
Trust corpus, beginning of period	$680,686	$722,947

Amortization of net overriding royalty interests	(36,988)	(33,056)
Distributable income	12,214,166	13,198,932
Distributions declared	(12,214,166)	(13,198,932)

Total Trust Corpus, end of period	$643,698	$689,891

Distributions per Unit	$.26	$.28

The accompanying notes are an integral part of these condensed financial statements.

PERMIAN BASIN ROYALTY TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1.	TRUST ORGANIZATION AND PROVISIONS

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

Impairment

The Trustee routinely reviews its royalty interests in oil and gas properties for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If an impairment event occurs and it is determined that the carrying value of the Trust’s royalty interests may not be recoverable, an impairment will be recognized as measured by the amount by which the carrying amount of the royalty interests exceeds the fair value of these assets, which would likely be measured by discounting projected cash flows. There was no impairment of the assets as of September 30, 2016.

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

Subsequent to September 30, 2016, the Trust declared a distribution on October 21, 2016 of $.047121 per Unit payable on November 15, 2016 to Unit holders of record on October 31, 2016.

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

Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015

For the quarter ended September 30, 2016, royalty income received by the Trust amounted to $6,554,901 compared to royalty income of $5,882,301 during the third quarter of 2015. The increase in royalty income is primarily attributable to a reduction of capital expenditures and an increase in oil and gas production, offset by a decrease in oil and gas prices for the quarter ending September 30, 2016, as compared to the quarter ended September 30, 2015. Average oil and gas prices were $42.94 and $2.01 for the quarter ending September 30, 2016 compared to $54.26 and $2.90 for the quarter ended September 30, 2015.

Interest income for the quarter ended September 30, 2016, was $796 compared to $26 during the third quarter of 2015. The increase in interest income is primarily attributable to substantially increased amounts of funds available for investment, primarily the reserve of $950,000 in the Trust account. Total expenses during the third quarter of 2016 amounted to $311,802 compared to $388,407 during the third quarter of 2015. The decrease in total expenses can be primarily attributed to decreased expense for professional services.

These transactions resulted in distributable income for the quarter ended September 30, 2016, of $6,243,895 or $.13 per Unit of beneficial interest. Distributions of $0.040122, $0.047933 and $0.045907 per Unit were made to Unit holders of record as of July 29, 2016, August 31, 2016 and September 30, 2016, respectively. For the third quarter of 2015, distributable income was $5,493,920 or $.12 per Unit of beneficial interest.

Royalty income for the Trust for the third quarter of the calendar year is associated with actual oil and gas production for the period of May, June and July 2016 from the properties from which the Trust’s net overriding royalty interests (“Royalties”) were carved. Oil and gas sales attributable to the Royalties and the properties from which the Royalties were carved are as follows:

	Third Quarter
	2016	2015
Royalties:
Oil sales (Bbls)	142,066	103,225
Gas sales (Mcf)	564,577	273,275

Properties From Which The Royalties Were Carved:
Oil:
Total oil sales (Bbls)	282,433	300,210
Average per day (Bbls)	3,070	3,263
Average price per Bbl	$42.94	$54.26

Gas:
Total gas sales (Mcf)	1,477,878	1,516,657
Average per day (Mcf)	16,064	16,485
Average price per Mcf	$2.01	$2.90

The average received price of oil decreased to an average price per barrel of $42.94 per Bbl in the third quarter of 2016, compared to $54.26 per Bbl in the third quarter of 2015 due to decline in market prices for oil. The Trustee has been advised by ConocoPhillips that for the period of August 1, 1993, through September 30, 2016, the oil from the Waddell Ranch properties was being sold under a competitive bid to a third party. The average price of gas (including natural gas liquids) decreased from $2.90 per Mcf in the third quarter of 2015 to $2.01 per Mcf in the third quarter of 2016 due to the decrease in spot prices of natural gas.

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

Capital expenditures for drilling, remedial and maintenance activities on the Waddell Ranch properties during the third quarter of 2016 totaled $851,000 as compared to $6.5 million for the third quarter of 2015. ConocoPhillips has informed the Trustee that the 2016 capital expenditures budget has been approved at $2.45 million (gross) for the Waddell Ranch properties. The total amount of capital expenditures for 2015 with regard to the Waddell Ranch properties totaled $27 million (gross).

The Trustee has been advised that there were no workover wells completed, no new wells completed, no new wells in progress and no workover wells in progress during the three months ended September 30, 2016, as compared to 2 workover wells completed, 7 new wells completed, 4 new wells in progress and 0 workover wells in progress for the three months ended September 30, 2015, on the Waddell Ranch properties. There were various facility projects in progress for the third quarter of 2016.

Lease operating expenses and property taxes totaled $5.1 million (gross) for the third quarter of 2016, compared to $6.2 million (gross) for the same period in 2015 on the Waddell Ranch properties due to decreased activities on the Waddell Ranch.

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

For the nine months ended September 30, 2016, royalty income received by the Trust amounted to $13,704,703 compared to royalty income of $14,634,316 for the nine months ended September 30, 2015. The decrease in royalty income is primarily attributable to a substantial decrease in oil and gas prices for the nine months ending September 30, 2016, as compared to the nine months ended September 30, 2015. Average oil and gas prices were $36.57 and $1.97 for the nine months ending September 30, 2016 compared to $52.82 and $3.04 for the nine months ended September 30, 2015.

Interest income for the nine months ended September 30, 2016, was $1,112 compared to $75 during the nine months ended September 30, 2015. The increase in interest income is primarily attributable to substantially increased amounts of funds available for investment, including the reserve for expense. Total expenses during the nine months ending September 30, 2016, amounted to $1,491,649 compared to $1,435,459 during the nine months ended September 30, 2015. The increase in total expenses can be primarily attributed to increased professional expenses.

The Trust has reserved $950,000 for the nine month period ended September 30, 2016 for possible administrative expenditures which could be needed in the future.

These transactions resulted in distributable income for the nine months ended September 30, 2016 of $12,214,166, or $.26 per Unit. For the nine months ended September 30, 2015, distributable income was $13,198,932, or $.28 per Unit.

Royalty income for the Trust for the nine months ended September 30, 2016, is associated with actual oil and gas production for the period November 2015 through July 2016 from the properties from which the Royalties were carved. Oil and gas production attributable to the Royalties and the properties from which the Royalties were carved are as follows:

	Nine Months Ended
	2016	2015
Royalties:
Oil sales (Bbls)	409,349	270,087
Gas sales (Mcf)	1,122,229	553,376

Properties From Which The Royalties Were Carved:
Oil:
Total oil sales (Bbls)	889,288	921,041
Average per day (Bbls)	3,246	3,374
Average price per Bbl	$36.57	$52.82

Gas:
Total gas sales (Mcf)	4,218,954	4,230,257
Average per day (Mcf)	22,930	15,495
Average price per Mcf	$1.97	$3.04

The average received price of oil decreased during the nine months ended September 30, 2016 to $36.57 per barrel compared to $52.82 per barrel for the same period in 2015. The decrease in the average price of oil is primarily due to decline in market prices for oil. The decrease in the average price of gas (including natural gas liquids) from $3.04 per Mcf for the nine months ended September 30, 2015, to $1.97 per Mcf for the nine months ended September 30, 2016, is primarily the result of a decrease in the spot prices of natural gas.

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

Capital expenditures for the Waddell Ranch properties for the nine months ended September 30, 2016, totaled $4.0 million (gross) compared to $20.1 million (gross) to the Trust for the same period in 2015. ConocoPhillips has previously advised the Trust that the 2016 capital expenditures budget for the Waddell Ranch properties is $2.45 million (gross).

The Trustee has been advised that no workover wells were completed and no new wells were completed (no vertical, no horizontal) on the Waddell Ranch properties during the nine months ended September 30, 2016, as compared to 12 workover wells completed and 10 new wells (9 vertical, 1 horizontal) completed on the Waddell Ranch properties during the nine months ended September 30, 2015.

Lease operating expenses and property taxes totaled $17.1 million for the nine months ended September 30, 2016, compared to $20.0 million for the same period in 2015. The decrease in lease operating expense is primarily attributable to decreased spending on facilities and maintenance.

Calculation of Royalty Income

The Trust’s royalty income is computed as a percentage of the net profit from the operation of the properties in which the Trust owns net overriding royalty interests. These percentages of net profits are 75% and 95% in the case of the Waddell Ranch properties and the Texas Royalty properties, respectively. Royalty income received by the Trust for the three months ended September 30, 2016 and 2015, respectively, were computed as shown in the table below:

	THREE MONTHS ENDED SEPTEMBER 30
	2016			2015
	WADDELL RANCH PROPERTIES		TEXAS ROYALTY PROPERTIES	WADDELL RANCH PROPERTIES	TEXAS ROYALTY PROPERTIES
Gross proceeds of sales from the Underlying Properties
Oil proceeds	$9,039,115		$3,088,046	$11,775,024	$4,513,177
Gas proceeds	2,642,591		321,731	3,932,444	462,823
Other (adjustment)	—	*	—	—	—

Total	11,681,706		3,409,777	15,707,468	4,976,000

Less:
Severance tax:
Oil	399,953		94,991	516,382	171,562
Gas	130,895		13,987	122,688	25,166
Other	—		—	(56,194)	—
Lease operating expense and property tax:
Oil and gas	4,773,880		465,000	6,219,768	465,000
Capital expenditures	1,229,122		—	6,526,502	—

Total	6,533,850		573,978	13,329,146	661,728

Net profits	5,147,856		2,835,799	2,378,323	4,314,272
Net overriding royalty interests	75%		95%	75%	95%

Royalty income	$3,860,892		2,694,009	$1,783,743	4,098,558

*	As of September 30, 2016, the cumulative NPI deficit is zero.

Critical Accounting Policies and Estimates

A disclosure of critical accounting policies and the more significant judgments and estimates used in the preparation of the Trust’s financial statements is included in Item 7 of the Trust’s Annual Report on Form 10-K for the year ended December 31, 2015. There have been no significant changes to the critical accounting policies during the nine months ended September 30, 2016.

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

Risk factors relating to the Trust are contained in Item 1A of the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015. No material change to such risk factors has occurred during the nine months ended September 30, 2016.

Items 2 through 5.

Not applicable.

Item 6.	Exhibits

4.1	Permian Basin Amended and Restated Royalty Trust Indenture dated June 20, 2014, between Southland Royalty Company (now Burlington Resources Oil & Gas Company LP) and The First National Bank of Fort Worth (now Southwest Bank), as Trustee, heretofore filed as Exhibit 4.1 to the Trust’s Quarterly Report on Form 10-Q to the Securities and Exchange Commission for the quarterly period ended June 30, 2014, is incorporated herein by reference.

4.2	Net Overriding Royalty Conveyance (Permian Basin Royalty Trust) from Southland Royalty Company (now Burlington Resources Oil & Gas Company LP) to The First National Bank of Fort Worth (now Southwest Bank) as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit (4)(b) to the Trust’s Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980, is incorporated herein by reference.

4.3	Net Overriding Royalty Conveyance (Permian Basin Royalty Trust–Waddell Ranch) from Southland Royalty Company (now Burlington Resources Oil & Gas Company LP) to The First National Bank of Fort Worth (now Southwest Bank), as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit (4)(c) to the Trust’s Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980, is incorporated herein by reference.

10.1	Registration Rights Agreement dated as of July 21, 2004, by and between Burlington Resources Inc. and Bank of America, N.A., as trustee of Permian

Basin Royalty Trust, heretofore filed as Exhibit 10.1 to the Trust’s Quarterly Report on Form 10-Q to the Securities and Exchange Commission for the quarterly period ended June 30, 2004, is incorporated herein by reference.

10.2	Underwriting Agreement dated December 15, 2005, among the Permian Basin Royalty Trust, Burlington Resources, Inc., Burlington Resources Oil & Gas L.P. and Lehman Brothers Inc. and Wachovia Capital Markets, LLC as representatives of the several underwriters, heretofore filed as Exhibit 10.1 to the Trust’s current report on Form 8-K to the Securities and Exchange Commission filed on December 19, 2005, is incorporated herein by reference.

10.3	Underwriting Agreement dated August 2, 2005, among the Permian Basin Royalty Trust, Burlington Resources, Inc., Burlington Resources Oil & Gas L.P. and Goldman Sachs & Co. and Lehman Brothers Inc. as representatives of the several underwriters, heretofore filed as Exhibit 10.1 to the Trust’s current report on Form 8-K to the Securities and Exchange Commission filed on August 8, 2005, is incorporated herein by reference.

10.4	Underwriting Agreement dated August 17, 2006, among Permian Basin Royalty Trust, ConocoPhillips, Burlington Resources Oil & Gas Company LP and Lehman Brothers Inc. and Wachovia Capital Markets, LLC as representatives of the several underwriters heretofore filed as Exhibit 10.1 to the Trust’s current report on Form 8-K to the Securities and Exchange Commission filed on August 22, 2006, is incorporated herein by reference.

31.1	Certification by Ron E. Hooper, Senior Vice President Royalty Trust Management of Southwest Bank, Trustee of Permian Basin Royalty Trust, dated November 9, 2016 and submitted pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate by Southwest Bank, Trustee of Permian Basin Royalty Trust, dated November 9, 2016 and submitted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHWEST BANK, TRUSTEE FOR THE PERMIAN BASIN ROYALTY TRUST

By:	/s/ RON E. HOOPER
Ron E. Hooper SVP Royalty Trust Management

Date: November 9, 2016

(The Trust has no directors or executive officers.)

INDEX TO EXHIBITS

Exhibit Number	Exhibit

4.1	Permian Basin Amended and Restated Royalty Trust Indenture dated June 20, 2014, between Southland Royalty Company (now Burlington Resources Oil & Gas Company LP) and The First National Bank of Fort Worth (now Southwest Bank), as Trustee, heretofore filed as Exhibit 4.1 to the Trust’s Quarterly Report on Form 10-Q to the Securities and Exchange Commission for the quarterly period ended June 30, 2014, is incorporated herein by reference.*

4.2	Net Overriding Royalty Conveyance (Permian Basin Royalty Trust) from Southland Royalty Company (now Burlington Resources Oil & Gas Company LP) to The First National Bank of Fort Worth (now Southwest Bank), as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit (4)(b) to the Trust’s Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980, is incorporated herein by reference.*

4.3	Net Overriding Royalty Conveyance (Permian Basin Royalty Trust—Waddell Ranch) from Southland Royalty Company (now Burlington Resources Oil & Gas Company LP) to The First National Bank of Fort Worth (now Southwest Bank), as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit (4)(c) to the Trust’s Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980, is incorporated herein by reference.*

10.1	Registration Rights Agreement dated as of July 21, 2004 by and between Burlington Resources Inc. and Bank of America, N.A., as trustee of Permian Basin Royalty Trust, heretofore filed as Exhibit 10.1 to the Trust’s Quarterly Report on Form 10-Q to the Securities and Exchange Commission for the quarterly period ended June 30, 2004 is incorporated herein by reference.*

10.2	Underwriting Agreement dated December 15, 2005 among the Permian Basin Royalty Trust, Burlington Resources, Inc., Burlington Resources Oil & Gas L.P. and Lehman Brothers Inc. and Wachovia Capital Markets, LLC as representatives of the several underwriters, heretofore filed as Exhibit 10.1 to the Trust’s current report on Form 8-K to the Securities and Exchange Commission filed on December 19, 2005, is incorporated herein by reference.*

10.3	Underwriting Agreement dated August 2, 2005 among the Permian Basin Royalty Trust, Burlington Resources, Inc., Burlington Resources Oil & Gas L.P. and Goldman Sachs & Co. and Lehman Brothers Inc. as representatives of the several underwriters, heretofore filed as Exhibit 10.1 to the Trust’s current report on Form 8-K to the Securities and Exchange Commission filed on August 8, 2005, is incorporated herein by reference.*

10.4	Underwriting Agreement dated August 17, 2006, among Permian Basin Royalty Trust, ConocoPhillips, Burlington Resources Oil & Gas Company LP and Lehman Brothers Inc. and Wachovia Capital Markets, LLC as representatives of the several underwriters heretofore filed as Exhibit 10.1 to the Trust’s current report on Form 8-K to the Securities and Exchange Commission filed on August 22, 2006, is incorporated herein by reference.*

31.1	Certification by Ron E. Hooper, Senior Vice President Royalty Trust Management of Southwest Bank, Trustee of Permian Basin Royalty Trust, dated November 9, 2016 and submitted pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate by Southwest Bank, Trustee of Permian Basin Royalty Trust, dated November 9, 2016 and submitted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

*	A copy of this Exhibit is available to any Unit holder, at the actual cost of reproduction, upon written request to the Trustee, Southwest Bank, 2911 Turtle Creek Boulevard, Suite 850, Dallas, Texas 75219.