Form 10-K
period 2016-12-31
PERMIAN BASIN ROYALTY TRUST
filed 2017-03-10
CIK 319654

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐        No  ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $341,642,475.

At March 1, 2017, there were 46,608,796 Units of Beneficial Interest of the Trust outstanding.

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

Production and development costs attributable to the Royalties are deducted in the calculation of the Trust’s share of net proceeds. Accordingly, higher or lower production and development costs will directly decrease or increase the amount received by the Trust from the Royalties. Production and development costs are impacted by increases in commodity prices, both directly, through commodity price dependent costs, such as electricity, and indirectly, as a result of demand driven increases in costs of oilfield goods and services. For example, the costs of electricity that will be included in production and development costs deducted in calculating the Trust’s share of 2017 net proceeds could increase compared to the electrical costs incurred during 2016 if higher fuel surcharges are charged by the third party electricity provider in response to any increased costs of natural gas consumed to generate the electricity. These increased costs could reduce the Trust’s share of 2017 net proceeds below the level that would exist if such costs remained at the level experienced in 2016. If production and development costs attributable to the Royalties exceed the gross proceeds related to production from the Underlying Properties, the Trust will not receive net proceeds until future proceeds from production exceed the total of the excess costs plus accrued interest during the deficit period. Development activities may not generate sufficient additional proceeds to repay the costs.

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

As oil and gas production from the Waddell Ranch properties is processed through a single facility, future distributions from those properties may be particularly susceptible to such risks. A partial or complete shut down of operations at that facility could disrupt the flow of royalty payments to the Trust and, accordingly, the Trust’s distributions to its Unit holders. In addition, although BROG is the operator of record of the properties burdened by the Waddell Ranch overriding royalty interests, none of the Trustee, the Unit holders or BROG has an operating interest in the properties burdened by the Texas Royalty properties’ (as defined herein on page 9) overriding royalty interests. As a result, these parties are not in a position to eliminate or mitigate the above or similar occurrences with respect to such properties and may not become aware of such occurrences prior to any reduction in Trust distributions which may result therefrom.

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

In addition, even if an operator, including BROG in the case of the Waddell Ranch properties (as defined herein on page 9), concludes that a particular development operation is prudent on a property, it may be unable to undertake such activity unless it is approved by the requisite approval of the working interest owners of such properties (typically the owners of at least a majority of the working interests). Even if the Trust concludes that such activities in respect of any of its overriding royalty interests would be in its best interests, it has no right to cause those activities to be undertaken.

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

The financial statements of the Trust are prepared on a modified cash basis of accounting, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States, or GAAP. Although this basis of accounting is permitted for royalty trusts by the U.S. Securities and Exchange Commission the (“SEC”), the financial statements of the Trust differ from GAAP financial statements because revenues are not accrued in the month of production and cash reserves may be established for specified contingencies and deducted which could not be accrued in GAAP financial statements.

The Trustee recently identified a material weakness in the Trust’s internal control over financial reporting which could, if not remediated, adversely impact the reliability of the Trust’s financial reports, cause the Trust to submit its financial reports in an untimely fashion, result in material misstatements in its financial statements and cause current and potential Unit holders to lose confidence in the Trust’s financial reporting, which in turn could adversely affect the trading price of Trust Units.

Under Section 404 of the Sarbanes Oxley Act of 2002 and rules promulgated by the SEC, the Trustee is required to conduct a comprehensive evaluation of the Trust’s internal control over financial reporting. To complete this evaluation, the Trustee is required to document and test the Trust’s internal control over financial reporting; the Trustee is required to assess and issue a report concerning the Trust’s internal control over financial reporting; and the Trust’s independent registered public accounting firm is required to attest to the effectiveness of the Trust’s internal control over financial reporting. The Trust’s internal control over financial reporting may not prevent or detect misstatements because of its inherent limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost effective control system, misstatements due to error or fraud may occur and may not be prevented or detected timely. Even effective internal control over financial reporting can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements.

In the course of the preparation of the Trust’s financial statements for the year ended December 31, 2016, the Trustee identified a material weakness in the Trust’s controls with respect to the reporting in its financial statements of certain account balances. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Trust’s annual or interim financial statements will not be prevented or detected on a timely basis. A more complete description of the recently identified errors and the resulting material weakness is included in “Part II. Item 8. Financial Statements and Supplementary Data — Notes to Financial Statements — Note 10 — Restatement of Unaudited Condensed Interim Financial Statements” and “Part II. Item 9A. Controls and Procedures” in this annual report on Form 10-K. Although the Trustee is evaluating certain measures in order to remediate this material weakness, the Trustee can provide no assurance that its remediation efforts will be effective or that additional material weaknesses in the Trust’s internal control over financial reporting will not be identified in the future. The existence of this material weakness could adversely affect the Trust, its reputation or investor perceptions of the Trust. As the Trustee continues to evaluate and work to remediate the material weakness, the Trustee may determine to take additional measures to address the control deficiency.

Although the Trustee plans to complete this remediation process as quickly as possible, the Trustee cannot at this time estimate how long it will take, and its measures may not prove to be successful in remediating this material weakness. If the Trustee’s remedial measures are insufficient to address the material weakness, or if additional material weaknesses or significant deficiencies in the Trust’s internal control over financial reporting are discovered or occur in the future, our financial statements may contain material misstatements and we could be required to restate the Trust’s financial results. In addition, if the Trustee is unable to successfully remediate this material weakness, the Trust may be unable to produce accurate and timely financial statements, which could cause the Trust to fail to meet its reporting obligations, lead to a loss of investor confidence and have a negative impact on the trading price of the Trust Units.

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

The Trust has not received any written comments from the Securities and Exchange Commission staff regarding its periodic or current reports under the Act not less than 180 days before December 31, 2016, which comments remain unresolved.

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

A production index for oil and gas properties is the number of years derived by dividing remaining reserves by current production. The production index for the Trust properties based on the reserve report prepared by independent petroleum engineers as of December 31, 2016, is approximately 9.7 years.

The following information under this Item 2 is based upon data and information, including audited computation statements, furnished to the Trustee by BROG and Riverhill Energy.

PRODUCING ACREAGE, WELLS AND DRILLING

Waddell Ranch Properties.    The net profits/overriding royalty interest in the Waddell Ranch properties is the largest asset of the Trust. The mineral interests in the Waddell Ranch, from which such net royalty interests are carved, vary from 37.5% (Trust net interest) to 50% (Trust net interest) in 78,715 gross (34,205 net) producing acres. A majority of the proved reserves are attributable to six fields: Dune, Sand Hills (Judkins), Sand Hills (McKnight), Sand Hills (Tubb), University-Waddell (Devonian) and Waddell. At December 31, 2016, the Waddell Ranch properties contained 794 gross (349 net) productive oil wells, 151 gross (64 net) productive gas wells and 250 gross (102 net) injection wells.

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

The Waddell Ranch properties are mature producing properties, and all of the major oil fields are currently being waterflooded for the purpose of facilitating enhanced recovery. Proved reserves and estimated future net revenues attributable to the properties are included in the reserve reports summarized below. BROG does not own the full working interest in any of the tracts constituting the Waddell Ranch properties and, therefore, implementation of any development programs will require approvals of other working interest holders as well as BROG. In addition, implementation of any development programs will be dependent upon oil and gas prices currently being received and anticipated to be received in the future. There were 0 gross (0 net) drill wells completed on the Waddell Ranch properties during 2016. At December 31, 2016, there were 0 drill wells and 1 workover in progress on the Waddell Ranch properties. There were 12 gross (5 net) drill wells completed on the Waddell Ranch properties during 2015. At December 31, 2015, there were 0 drill wells and 0 workovers in progress on the Waddell Ranch properties. There were 17 gross drill wells completed on the Waddell Ranch properties during 2014. At December 31, 2014, there were 3 drill wells and 3 workovers in progress on the Waddell Ranch properties.

BROG has advised the Trustee that the total amount of capital expenditures for 2016 with regard to the Waddell Ranch properties totaled $11.55 million (gross). Capital expenditures include the cost of remedial and maintenance activities. This amount spent is approximately $3.1 million less than the budgeted amount projected by BROG for 2016.

BROG has advised the Trustee that the capital expenditures budget for 2017 totals approximately $3.2 million (gross) ($1.5 million net to the Trust), of which approximately $1.8 million (gross) is attributable to facilities. The remaining $1.4 million would be attributable to completion of the projects included in the 2016 budget. Accordingly, there is a 72% decrease in capital expenditures for 2017 as compared with the 2016 capital expenditures. The major reason for the variance is the decreased prices. There will be 0 new drill wells and 1 recompletion in 2017 as compared to no new drill wells and no recompletions in 2016.

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

Well Count and Acreage Summary.    The following table shows as of December 31, 2016, the gross and net producing wells and acres for the BROG interests on the Waddell Ranch. The net wells and acres are determined by multiplying the gross wells or acres by the BROG interests owner’s working interest in the wells or acres. Similar information is not available for the Riverhill Energy interests. There is no undeveloped acreage on the Waddell Ranch properties.

	Number of Wells		Acres
	Gross	Net	Gross	Net
BROG Interests	945	413	78,715	34,205

OIL AND GAS PRODUCTION

The Trust recognizes production during the month in which the related distribution is received. Production of oil and gas attributable to the Royalties and the Underlying Properties, the related average sales prices and the average production cost per unit of production attributable to the Underlying Properties for the three years ended December 31, 2016, excluding portions attributable to the adjustments discussed below, were as follows:

	Waddell Ranch Properties			Texas Royalty Properties			Total
	2016	2015	2014	2016	2015	2014	2016	2015	2014
Royalties:
Production
Oil (barrels)	209,777	30,934	174,148	280,654	313,861	322,045	490,431	344,795	496,193
Gas (Mcf)	1,250,235	251,075	656,170	340,446	399,390	408,099	1,590,681	650,465	1,064,269
Underlying Properties:
Production
Oil (barrels)	570,580	886,960	845,252	300,710	330,379	338,995	871,290	1,217,339	1,184,247
Gas (Mcf)	3,402,004	5,181,255	3,456,776	362,918	420,411	429,589	3,764,922	5,601,666	3,886,365
Average Sales Price
Oil/barrel	$40.81	$54.37	$93.30	$34.55	$51.34	$91.17	$39.73	$51.61	$91.92
Gas/Mcf	2.17	2.68	6.67	3.33	5.08	9.05	2.29	4.15	7.58
Average Production Cost Oil/Gas BOE	$6.79	$16.56	$20.66	$8.73	$6.64	$8.11	$12.94	$14.71	$20.24

Since the oil and gas sales attributable to the Royalties are based on an allocation formula that is dependent on such factors as price and cost (including capital expenditures), production amounts do not necessarily provide a meaningful comparison.

Waddell Ranch properties lease operating expense for 2016 was $12,880,420 (gross). The lease operating expense decreased from $26,438,272 in 2015 primarily because of decreasing activity. Waddell Ranch lifting cost on a barrel of oil equivalent (BOE) basis was $6.79/bbl as compared to $16.56 in 2015 and $20.66 in 2014.

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

OIL AND GAS RESERVES

The following are definitions adopted by the SEC and the Financial Accounting Standards Board which are applicable to terms used within this Item:

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

The independent petroleum engineers’ reports as to the proved oil and gas reserves attributable to the Royalties conveyed to the Trust were obtained from Cawley, Gillespie & Associates, Inc. Cawley, Gillespie & Associates, Inc. has been in business since 1973 when the petroleum consulting firm Keller & Augustson merged with the petroleum consulting firm Cawley, Harrington & Gillespie. The primary business of Cawley, Gillespie & Associates, Inc. is the estimation and evaluation of petroleum reserves. Kenneth J. Mueller, has been employed by Cawley, Gillespie & Associates, Inc. since 1996. Mr. Mueller attended Texas A&M University from 1975 to 1979, graduating with a Bachelor of Science degree, Summa Cum Laude, in Petroleum Engineering in 1979, and has in excess of seventeen years experience in oil and gas reserves studies and evaluations. Mr. Mueller is a licensed professional engineer with the Texas Board of Professional Engineers and a member of the Texas Society of Professional Engineers.

Cawley, Gillespie & Associates, Inc.’s reports are attached as exhibits to this Form 10-K. The following table presents a reconciliation of proved reserve quantities from January 1, 2014 through December 31, 2016 (in thousands):

	Waddell Ranch Properties		Texas Royalty Properties		Total
	Oil (Bbls)	Gas (Mcf)	Oil (Bbls)	Gas (Mcf)	Oil (Bbls)	Gas (Mcf)
January 1, 2014	2,861	11,254	3,261	3,085	6,122	14,339
Extensions, discoveries, and other additions	216	1,048	—	—	216	1,048
Revisions of previous estimates	(795)	(1,525)	286	246	(509)	(1,279)
Production	(150)	(547)	(303)	(384)	(453)	(931)

December 31, 2014	2,132	10,230	3,244	2,947	5,376	13,177
Extensions, discoveries, and other additions	65	201	—	—	65	201
Revisions of previous estimates	(728)	(3,624)	242	(58)	(486)	(3,682)
Production	(31)	(251)	(314)	(399)	(345)	(650)

December 31, 2015	1,438	6,556	3,172	2,490	4,610	9,046
Extensions, discoveries, and other additions	85	152	—	—	85	152
Revisions of previous estimates	(14)	485	178	33	164	518
Production	(152)	(893)	(252)	(305)	(404)	(1,198)

December 31, 2016	1,357	6,300	3,098	2,218	4,455	8,518

Estimated quantities of proved reserves and net cash flow as of December 31, 2016 are as follows:

	Waddell Ranch Properties
	Oil (Mstb)	Gas (Mcf)	Net Cash Flow, M$	10% Disc. Cash Flow, M$
Proved Developed Producing	1,272	6,148	$61,216	$41,537
Proved Developed Non-Producing	85	152	$2,951	$785

Proved Developed	1,357	6,300	$64,167	$42,332
Proved Undeveloped	—	—	—	—

Total Proved	1,357	6,300	$64,167	$42,332

	Texas Royalty Properties
	Oil (Mstb)	Gas (Mcf)	Net Cash Flow, M$	10% Disc. Cash Flow, M$
Proved Developed Producing	3,098	2,218	$124,102	$55,745
Proved Developed	3,098	2,218	$124,102	$55,745

Total Proved	3,098	2,218	$124,102	$55,745

	Total Waddell Ranch Plus Texas Royalty Properties
	Oil (Mstb)	Gas (Mcf)	Net Cash Flow, M$	10% Disc. Cash Flow, M$
Proved Developed Producing	4,370	8,366	$185,318	$97,282
Proved Developed Non-Producing	85	152	$2,951	$795

Proved Developed	4,455	8,518	$188,269	$98,077
Proved Undeveloped	—	—	—	—

Total Proved	4,455	8,518	$188,269	$98,077

Estimated quantities of proved developed reserves of oil and gas as of the dates indicated were as follows (in thousands):

	Oil (Barrels)	Gas (Mcf)
Proved Developed Reserves:
January 1, 2014	5,769	13,177
December 31, 2014	5,160	12,129
December 31, 2015	4,610	9,046
December 31, 2016	4,455	8,518

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

The 2016, 2015 and 2014 change in the standardized measure of discounted future net cash revenues related to future royalty income from proved reserves attributable to the Royalties discounted at 10% is as follows (in thousands):

	Waddell Ranch Properties			Texas Royalty Properties			Total
	2016	2015	2014	2016	2015	2014	2016	2015	2014
January 1	$55,321	$159,596	$185,955	$70,784	$142,686	$147,683	$126,105	$302,282	$333,638
Extensions, discoveries, and other additions	1,347	0	12,519	—	0	0	1,347	0	12,519
Accretion of discount	5,532	15,960	18,596	7,078	14,269	14,768	12,610	30,229	33,364
Revisions of previous estimates and other	(9,081)	(118,053)	(40,389)	(11,817)	(70,557)	10,093	(20,898)	(188,610)	(30,296)
Royalty income	(10,787)	(2,182)	(19,112)	(10,300)	(15,614)	(29,858)	(21,087)	(17,796)	(49,011)

December 31	$42,332	$55,321	$159,596	$55,745	$70,784	$142,686	$98,077	$126,105	$302,282

Average oil and gas prices of $42.75 per barrel and $2.46 per Mcf were used to determine the estimated future net revenues from the Waddell Ranch properties and the Texas Royalty properties, respectively, at December 31, 2016. The downward revisions of both reserves and discounted future net cash flows for the Waddell Ranch properties are primarily due to weaker pricing for oil and gas. The Texas Royalty Properties are revised downward due to weaker pricing for oil and gas.

Average oil and gas prices of $50.28 per barrel and $2.59 per Mcf were used to determine the estimated future net revenues from the Waddell Ranch properties and the Texas Royalty properties, respectively, at December 31, 2015. The downward revisions of both reserves and discounted future net cash flows for the Waddell Ranch properties are primarily due to weaker pricing for oil offset by stronger gas pricing. The Texas Royalty Properties are revised downward due to weaker pricing for oil.

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

The following presents estimated future net revenue and the present value of estimated future net revenue attributable to the Royalties, for each of the years ended December 31, 2016, 2015 and 2014 (in thousands):

	2016		2015		2014
	Estimated Future Net Revenue	Present Value at 10%	Estimated Future Net Revenue	Present Value at 10%	Estimated Future Net Revenue	Present Value at 10%
Total Proved
Waddell Ranch properties	$64,167	$42,332	$79,602	$55,321	$238,871	$159,596
Texas Royalty properties	124,102	55,745	158,101	70,784	299,867	142,686

Total	$188,269	$98,077	$237,703	$126,105	$538,738	$302,282

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

In addition, climate change is the subject of an important public policy debate and the basis for new legislation proposed by the United States Congress and certain states. Some states have adopted climate change statutes and regulations. The United States Environmental Protection Agency (the “EPA”) has promulgated greenhouse gas monitoring and reporting regulations that, since 2012, have required persons that hold state drilling permits that emit 25,000 metric tons or more of carbon dioxide equivalent per year to report annually carbon dioxide, methane and nitrous oxide emissions from certain sources.

Beyond measuring and reporting, the EPA issued an “Endangerment Finding” under Section 202(a) of the Clean Air Act, concluding that greenhouse gas pollution threatens the public health and welfare of future generations. The EPA indicated that it will use data collected through the reporting rules to decide whether to promulgate future greenhouse gas emission limits. On April 17, 2012, the EPA issued a final rule that established new source performance standards for volatile organic compounds (“VOC(s)”) and sulfur dioxide, an air toxics standard for major sources of oil and natural gas production, and an air toxics standard for major sources of natural gas transmission and storage. Since January 1, 2015, all hydraulically fractured or refractured natural gas wells must have be completed using so called “green completion” technology, which significantly reduces VOC emissions. Limiting emissions of VOCs will have the co-benefit of also limiting methane, a greenhouse gas. These regulations apply to natural gas wells that are hydraulically fractured, or refractured, and to storage tanks and other equipment. On May 12 2016, the EPA issued a final rule establishing additional standards for the reduction of methane, volatile organic compounds, and other emissions from new and existing sources in the oil and gas sector. Among other requirements, these new standards require green completion technology for hydraulically fractured oil wells.

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

Units of Beneficial Interest

Units of Beneficial Interest (“Units”) of the Trust are traded on the New York Stock Exchange with the symbol PBT. Quarterly high and low sales prices and the aggregate amount of monthly distributions paid each quarter during the Trust’s two most recent years were as follows:

	Sales Price		Distributions Paid
2016	High	Low
First Quarter	$6.55	$4.20	$.049459
Second Quarter	7.54	5.91	.078591
Third Quarter	7.47	6.10	.133962
Fourth Quarter	8.50	6.66	.153115

Total for 2016			$0.415127

2015	High	Low	Distributions Paid
First Quarter	$10.66	$7.60	$.089768
Second Quarter	9.79	7.95	.075927
Third Quarter	8.13	5.99	.117872
Fourth Quarter	7.79	4.82	.061163

Total for 2015			$.344730

Approximately 1,025 Unit holders of record held the 46,608,796 Units of the Trust at December 31, 2016.

The Trust has no equity compensation plans and has not repurchased any Units during the period covered by this report.

Item 6.	Selected Financial Data

	For the Year Ended December 31,
	2016	2015	2014	2013	2012
Royalty income	$21,087,908	$17,795,462	$49,010,648	$41,746,191	$55,131,010
Distributable income	$19,348,835	$16,049,702	$47,717,493	$40,519,731	$53,982,501
Distributable income per Unit	$0.42	$0.34	$1.02	$.87	$1.16
Distributions per Unit	$0.42	$0.34	$1.02	$.87	$1.16
Total assets, December 31	$4,398,723	$2,145,443	$2,828,267	$3,917,570	$3,399,942

Computation of Royalty Income Received by the Trust

The Trust’s royalty income is computed as a percentage of the net profit from the operation of the properties in which the Trust owns net overriding royalty interests. The percentages of net profits are 75% and 95% in the cases of the Waddell Ranch properties and the Texas Royalty properties, respectively. Royalty income received by the Trust for the five years ended December 31, 2016, was computed as shown in the table on the next page.

	Year Ended December 31,
	2016		2015		2014		2013		2012
Gross Proceeds of Sales From the Underlying Properties:	Waddell Ranch Properties	Texas Royalty Properties	Waddell Ranch Properties	Texas Royalty Properties	Waddell Ranch Properties	Texas Royalty Properties	Waddell Ranch Properties	Texas Royalty Properties	Waddell Ranch Properties	Texas Royalty Properties
Oil Proceeds	$23,228,208	$11,392,255	$44,755,071	$16,961,554	$75,992,426	$30,875,566	$69,680,486	$31,616,260	$64,978,331	$29,826,637
Gas Proceeds	7,317,646	1,334,390	14,226,102	2,133,924	21,629,550	3,887,441	13,104,312	3,809,522	21,925,648	4,160,736
Other	—	0	(732,097)	—	2,766,256	0	5,415,627	0	0	0

Total	30,545,854	12,726,645	58,249,076	19,095,478	100,388,232	34,763,007	88,200,425	35,425,782	86,903,979	33,987,373

Less:
Severance Tax
Oil	1,030,578	370,941	1,956,811	602,682	3,299,182	1,230,687	2,941,805	1,178,972	2,688,534	1,088,059
Gas	338,599	61,814	586,809	110,141	1,084,324	180,361	11,587	204,770	1,242,516	121,940
Other	(349,817)	0	(656,236)	0	666,994	0	848,017	0	86,415	0
Lease Operating Expense and Property Tax Oil and Gas	12,980,419	1,451,483	26,438,272	1,947,322	29,375,066	1,922,064	26,123,405	2,234,558	20,605,025	1,775,125
Capital Expenditures	2,162,579	0	27,014,225	0	40,426,331	0	42,903,501	0	0	0

Total	$16,162,358	$1,884,238	$55,339,881	$2,660,145	74,851,897	3,333,112	72,828,315	3,618,300	52,665,475	2,985,124

Net Profits	$14,383,496	$10,842,407	$2,909,195	$16,435,333	$25,536,335	$31,429,895	$15,372,110	$31,807,482	$34,238,504	$31,002,249
Net Overriding Royalty Interest	75%	95%	75%	95%	75%	95%	75%	95%	75%	95%

Total Royalty Income for Distribution	$10,787,622	$10,300,286	$2,181,896	$15,613,566	$19,152,250	$29,858,400	$11,529,083	$30,217,108	$25,678,876	$29,452,134

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

Trustee’s Discussion and Analysis for the Three-Year Period Ended December 31, 2016

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

Results of Operations

Royalty income received by the Trust for the three-year period ended December 31, 2016, is reported in the following table:

	Year Ended December 31,
Royalties	2016	2015	2014
Total Revenue	$21,087,908	$17,795,462	$49,010,648
	100%	100%	100%
Oil Revenue	16,870,326	14,058,415	41,428,218
	80%	79%	84%
Gas Revenue	4,217,582	3,737,047	7,852,430
	20%	21%	16%
Total Revenue/Unit	$.452444	$.381805	$1.051532

Royalty income of the Trust for the calendar year is associated with actual oil and gas production for the period November of the prior year through October of the current year. Oil and gas sales for 2016, 2015 and 2014 for the Royalties and the Underlying Properties, excluding portions attributable to the adjustments discussed hereafter, are presented in the following table:

	Year Ended December 31,
Royalties	2016	2015	2014
Oil Sales (Bbls)	490,431	344,795	496,193
Gas Sales (Mcf)	1,590,681	650,465	1,064,269
Underlying Properties
Oil
Total Oil Sales (Bbls)	871,290	1,217,339	1,184,247
Average Per Day (Bbls)	2,381	3,335	3,245
Average Price/Bbl	$39.73	$51.61	$90.24
Gas
Total Gas Sales (Mcf)	3,764,922	5,601,666	3,886,365
Average Per Day (Mcf)	10,287	15,347	10,648
Average Price/Mcf	$2.29	$4.15	$6.57

The average price of oil decreased to $39.73 per barrel in 2016, down from $51.61 per barrel in 2015. The average price of oil in 2014 was $90.24 per barrel. In addition, the average price of gas decreased from $4.15 per Mcf in 2015 to $2.29 per Mcf in 2016. The average price of gas in 2014 was $6.57 per Mcf. Oil prices have decreased primarily because of world market conditions. Oil prices are expected to remain volatile. Gas liquids values remain stronger and keep the prices of gas stronger.

Subsequent to December 31, 2016, the price of both oil and gas continued to fluctuate, giving rise to a correlating adjustment of the respective standardized measure of discounted future net cash flows. As of February 21, 2017, NYMEX posted oil prices were approximately $54.06 per barrel, which compared to the posted price of $42.75 per barrel, used to calculate the worth of future net revenue of the Trust’s proved developed reserves, would result in a larger standardized measure of discounted future net cash flows for oil. As of February 21, 2017, NYMEX posted gas prices were $2.56 per million British thermal units. The use of such price, as compared to the posted price of $2.46 per million British thermal units, used to calculate the future net revenue of the Trust’s proved developed reserves would result in a larger standardized measure of discounted future net cash flows for gas.

Since the oil and gas sales attributable to the Royalties are based on an allocation formula that is dependent on such factors as price and cost (including capital expenditures), production amounts do not necessarily provide a meaningful comparison. For the underlying properties total oil production decreased approximately 28% from 2015 to 2016 primarily due to the previous year’s natural decline of wells. For the underlying properties total gas production decreased approximately 33% from 2015 to 2016 primarily due to a natural decline of wells.

On May 2, 2011, ConocoPhillips, as the parent company of BROG, the operator of the Waddell Ranch properties, notified the Trustee that as a result of inaccuracies in ConocoPhillips’ accounting and record keeping relating to the Trust’s interest in proceeds from the gas plant production since January 2007, ConocoPhillips overpaid the Trust approximately $5.9 million initially. ConocoPhillips withheld $4.5 million from the proceeds for 2011 pending completions to the corrections of the accounting procedures. Beginning with the October 2012 distribution, previously withheld proceeds of $4.5 million were reimbursed by ConocoPhillips to the Trust ($4.0 million and $0.5 million in 2013 and 2012, respectively). ConocoPhillips has adjusted the monthly royalty payments to the Trust since October 2012 by the related reimbursed amounts to reflect ConocoPhillips’ ongoing correction of past and current production and royalty allocations and the payment of the previously withheld proceeds. These adjustments were completed in the first quarter of 2015. The Trust’s reported royalty income for the years ended December 31, 2016, 2015 and 2014 was not significantly impacted by these offsetting amounts. At this time, the Trustee considers all corrections and adjustment to be accurate and fairly performed.

Total capital expenditures in 2016 used in the net overriding royalty calculation were approximately $2.2 million (gross) compared to $7.2 million (gross) in 2015 and $57.1 million (gross) in 2014. The operator of the Waddell Ranch properties has informed the Trustee that, in order to halt the production decline curve and to exploit the remaining potential of the Trust’s assets more fully, a more aggressive, robust capital expenditure budget will be necessary in the future and is being pursued.

In 2015, there were 12 recompletion wells completed and 22 wells permanently plugged on the Waddell Ranch properties. Actual costs for this program in 2015 approximated $41.1 million (gross). This cost is for the development program and base facilities. The new drills and recompletions, on average, provided a total of an additional 2,922 BOEPD to the exit rate or 1,588 BOEPD annualized average. In 2016, there were no new drill wells and no recompletions.

Texas law requires all temporarily abandoned wells to be either worked over and recompleted to functional status or permanently plugged and abandoned within a five year time frame. The Waddell Ranch properties contain over 700 such temporarily abandoned wells. In 2016, there were 0 recompletion wells completed and 71 wells permanently plugged on the Waddell Ranch properties. Actual costs for this program in 2016 approximated $4.5 million (gross). This cost is for the development program and base facilities. The new drills and recompletions, on average, provided a total of an additional 0 BOEPD to the exit rate or 0 BOEPD annualized average as of December 2016. Production reported is gross.

There were 0 gross (0 net) drill wells completed on the Waddell Ranch properties during 2016. At December 31, 2016, there were 0 drill wells and 0 workovers in progress on the Waddell Ranch properties.

The operator has advised the Trustee that the proposed budget for 2017 will be $3.2 million (gross) and $1.5 million (net). The 2016 budget will include amounts to be spent on no vertical wells, no wells to be worked over and completed, additional facilities and infrastructure improvements and the completion of projects begun in 2016, spending about $3.2 million on this.

In 2016, lease operating expense and property taxes on the Waddell Ranch properties amounted to approximately $12,980,420. In 2015, lease operating expense and property taxes on the Waddell Ranch properties amounted to approximately $26.4 million. In 2014, lease operating expense and property taxes on the Waddell Ranch properties amounted to approximately $29.4 million.

The Trustee has been advised by BROG that since June 2006, the oil from the Waddell Ranch has been marketed by ConocoPhillips by soliciting bids from third parties on an outright sale basis of production listed in bid packages.

During 2016, the monthly royalty receipts were invested by the Trustee until the monthly distribution date, and earned interest totaled $2,643. Interest income for 2015 and 2014 was $103 and $263, respectively.

General and administrative expenses in 2016 were $1,191,716 compared to $1,245,863 in 2015 and $1,293,418 in 2014, primarily due to reduced legal expenses and other professional services. The reserve for administrative expenses for any potentially extraordinary events and/or expenses was $500,000 as of December 31, 2015, and was increased by $50,000 each month until a reserve of $1,050,000 was reached at December 31, 2016, as the volatile energy markets continued to create possibilities of extraordinary events and scenarios.

Distributable income for 2016 was $19,348,835 or $0. 415133 per Unit.

Distributable income for 2015 was $16,049,702 or $0.344349 per Unit.

Distributable income for 2014 was $47,717,493 or $1.023781 per Unit.

Results of the Fourth Quarters of 2016 and 2015

Royalty income received by the Trust for the fourth quarter of 2016 amounted to $7,383,205 or $0.15845 per Unit. For the fourth quarter of 2015, the Trust received royalty income of $3,161,145 or $.06782 per Unit. Interest income for the fourth quarter of 2016 amounted to $1,531 compared to $28 for the fourth quarter of 2015. The increase in interest income can be attributed primarily to an increase of funds available. Total general and administrative expenses was $250,067 for the fourth quarter of 2016 compared to $310,408 for the fourth quarter of 2015. The decrease in expenses primarily related to a decrease in the reserve for administrative expenses of $50,000 for the quarter. The reserve for administrative expenses for any potentially extraordinary events and/or expenses was $500,000 as of December 31, 2015, and was increased by $50,000 each month until a reserve of $1,050,000 was reached, as the volatile energy markets continued to create possibilities of extraordinary events and scenarios.

Royalty income for the Trust for the fourth quarter is associated with actual oil and gas production during August through October from the Underlying Properties. Oil and gas sales attributable to the Royalties and the Underlying Properties for the quarter and the comparable period for 2015 are as follows:

	Fourth Quarter
	2016	2015
Royalties
Oil Sales (Bbls)	152,703	74,708
Gas Sales (Mcf)	563,963	97,090
Underlying Properties
Total Oil Sales (Bbls)	276,973	296,298
Average Per Day (Bbls)	3,011	3,221
Average Price/Bbls	$42.24	$44.28
Total Gas Sales (Mcf)	1,274,098	1,371,399
Average Per Day (Mcf)	13,831	14,907
Average Price/Mcf	$2.86	$4.38

The posted price of oil decreased for the fourth quarter of 2016 compared to the fourth quarter of 2015, resulting in an average price per barrel of $42.24 compared to $44.28 in the same period of 2015. The average price of gas decreased for the fourth quarter of 2016 compared to the same period in 2015, resulting in an average price per Mcf of $2.86 compared to $4.38 in the fourth quarter of 2015.

The Trustee has been advised that oil sales decreased in the fourth quarter of 2016 compared to the same period in 2015 primarily due to market pricing. Gas sales from the Underlying Properties decreased in the fourth quarter of 2016 compared to the same period in 2015 due to pricing pressure from over supply.

The Trust has been advised that no wells were drilled and completed during the three months ended December 31, 2016, and there were no wells in progress.

Use of Estimates

The preparation of financial statements in conformity with the basis of accounting described above requires management to make estimates and assumptions that affect reported amounts of certain assets, liabilities, revenues and expenses as of and for the reporting periods. Actual results may differ from such estimates.

Impairment

The Trustee routinely reviews its royalty interests in oil and gas properties for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If an impairment event occurs and it is determined that the carrying value of the Trust’s royalty interests may not be recoverable, an impairment will be recognized as measured by the amount by which the carrying amount of the royalty interests exceeds the fair value of these assets, which would likely be measured by discounting projected cash flows. There was no impairment of the assets as of December 31, 2016.

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

The financial statements of the Trust differ from financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) because revenues are not accrued in the month of production and certain cash reserves may be established for contingencies which would not be accrued in financial statements prepared in accordance with GAAP. Amortization of the Royalties calculated on a unit-of-production basis is charged directly to trust corpus. This comprehensive basis of accounting other than GAAP corresponds to the accounting permitted for royalty trusts by the SEC as specified by Staff Accounting Bulletin Topic 12:E, Financial Statements of Royalty Trusts.

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

Tabular Disclosure of Contractual Obligations.

		Less than 1 Year	Payments Due by Period		More than 5 Years
Contractual Obligations	Total		1 - 3 Years	3 - 5 Years
Distribution payable to Unit holders	$4,749,902	$4,749,902	$0	$0	$0
Total	$4,749,902	$4,749,902	$0	$0	$0

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

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

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

Unit Holders of Permian Basin Royalty Trust and

Southwest Bank, Trustee

We have audited the accompanying statements of assets, liabilities, and trust corpus of the Permian Basin Royalty Trust (the “Trust”) as of December 31, 2016, and the related statements of distributable income and changes in trust corpus for the year then ended. These financial statements are the responsibility of the Trustee. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Trustee, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As described in Note 2 to the financial statements, these financial statements have been prepared on a modified cash basis of accounting, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America.

In our opinion, the financial statements referred to above present fairly, in all material respects, the assets, liabilities and trust corpus of the Trust as of December 31, 2016 and the distributable income and changes in trust corpus for the year then ended, on the basis of accounting described in Note 2.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Trust’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework 2013 issued by the Committee of Sponsoring Organization of the Treadway Commission (COSO), and our report dated March 10, 2017 expressed an adverse opinion on the Trust’s internal control over financial reporting because of a material weakness.

/s/ WEAVER AND TIDWELL, L.L.P.

Dallas, TX

March 10, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Unit Holders of Permian Basin Royalty Trust and

Southwest Bank, Trustee

Dallas, Texas

We have audited the accompanying statements of assets, liabilities, and trust corpus of Permian Basin Royalty Trust (the “Trust”) as of December 31, 2015, and the related statements of distributable income and changes in trust corpus for each of the years ended December 31, 2015 and 2014. These financial statements are the responsibility of the Trustee. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the assets, liabilities and trust corpus of the Trust at December 31, 2015, and the distributable income and changes in trust corpus for the years ended December 31, 2015 and 2014, on the basis of accounting described in Note 2.

/s/ DELOITTE & TOUCHE LLP

Dallas, TX

March 15, 2016

PERMIAN BASIN ROYALTY TRUST

FINANCIAL STATEMENTS

STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	December 31,
	2016	2015
ASSETS
Cash and Short-term Investments	$3,795,604	$1,464,757
Net Overriding Royalty Interests in Producing Oil and Gas Properties — Net (Notes 2 and 3)	603,119	680,686

Total	$4,398,723	$2,145,443

LIABILITIES AND TRUST CORPUS
Distribution Payable to Unit Holders	$2,745,604	$964,757
Commitments and Reserve for Contingencies (Note 8)	1,050,000	500,000

Total Liabilities	$3,795,604	$1,464,757
Trust Corpus — 46,608,796 Units of Beneficial Interest Authorized and Outstanding	603,119	680,686

Total	$4,398,723	$2,145,443

STATEMENTS OF DISTRIBUTABLE INCOME

	For the years ended December 31,
	2016	2015	2014
Royalty Income (Notes 2 and 3)	$21,087,908	$17,795,462	$49,010,648
Interest Income	2,643	103	263

	21,090,551	17,795,565	49,010,911
General and Administrative Expenditures	1,191,716	1,245,863	1,293,418
Reserve for Expenses	550,000	500,000	—

Total Expenditures	1,741,716	1,745,863	1,293,418

Distributable Income	$19,348,835	$16,049,702	$47,717,493

Distributable Income per Unit (46,608,796 Units)	$.42	$.34	$1.02

Distributions per Unit	$.42	$.34	$1.02

The accompanying notes to financial statements are an integral part of these statements.

STATEMENTS OF CHANGES IN TRUST CORPUS

	For the years ended December 31,
	2016	2015	2014
Trust Corpus, Beginning of Year	$680,686	$722,947	$780,872
Amortization of Net Overriding Royalty Interests (Notes 2 and 3)	(77,567)	(42,261)	(57,925)
Distributable Income	19,348,835	16,049,702	47,717,493
Distributions Declared	(19,348,835)	(16,049,702)	(47,717,493)

Trust Corpus, End of Year	$603,119	$680,686	$722,947

The accompanying notes to financial statements are an integral part of these statements.

NOTES TO FINANCIAL STATEMENTS

1.	Trust Organization and Provisions

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

The financial statements of the Trust differ from financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) because revenues are not accrued in the month of production expenses are recorded when paid and certain cash reserves may be established for contingencies which would not be accrued in financial statements prepared in accordance with GAAP. Amortization of the Royalties calculated on a unit-of-production basis is charged directly to trust corpus. This comprehensive basis of accounting other than GAAP corresponds to the accounting permitted for royalty trusts by the U.S. Securities and Exchange Commission as specified by Staff Accounting Bulletin Topic 12:E, Financial Statements of Royalty Trusts.

Use of Estimates

The preparation of financial statements in conformity with the basis of accounting described above requires management to make estimates and assumptions that affect reported amounts of certain assets, liabilities, revenues and expenses as of and for the reporting periods. Actual results may differ from such estimates.

Impairment

The Trustee routinely reviews its royalty interests in oil and gas properties for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If an impairment event occurs and it is determined that the carrying value of the Trust’s royalty interests may not be recoverable, an impairment will be recognized as measured by the amount by which the carrying amount of the royalty interests exceeds the fair value of these assets, which would likely be measured by discounting projected cash flows. There was no impairment of the assets as of December 31, 2016.

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

The initial carrying value of the Royalties ($10,975,216) represented Southland Royalty Company’s historical net book value at the date of the transfer to the Trust. Accumulated amortization as of December 31, 2016 and 2015 was $10,372,097 and $10,294,530, respectively.

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

Because the Trust is a grantor trust for federal tax purposes, each Unit holder is taxed directly on his proportionate share of income, deductions and credits of the Trust consistent with each such Unit holder’s taxable year and method of accounting and without regard to the taxable year or method of accounting employed by the Trust. The income of the Trust consists primarily of a specified share of the proceeds from the sale of oil and gas produced from the Underlying Properties. During 2016, the Trust also earned interest income on funds held for distribution and the cash reserve maintained for the payment of contingent and future obligations of the Trust.

The deductions of the Trust consist of severance taxes and administrative expenses. In addition, each Unit holder is entitled to depletion deductions because the Royalties constitute “economic interests” in oil and gas properties for federal income tax purposes. Each Unit holder is entitled to amortize the cost of the Units through cost depletion over the life of the Royalties or, if greater, through percentage depletion equal to 15 percent of gross income. Unlike cost depletion, percentage depletion is not limited to a Unit holder’s depletable tax basis in the Units. Rather, a Unit holder is entitled to a percentage depletion deduction as long as the applicable Underlying Properties generate gross income. Percentage depletion is allowed on proven properties acquired after October 11, 1990. For Units acquired after such date, Unit holders would normally compute both percentage depletion and cost depletion from each property and claim the larger amount as a deduction on their income tax returns. The Trustee has estimated the cost depletion for January through December 2016, and it appears that percentage depletion will exceed cost depletion for some of the Unit holders.

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

The Treasury Department has issued guidance providing that the FATCA withholding rules described above generally will only apply to qualifying payments made after June 30, 2014. Foreign Unit holders are encouraged to consult their own tax advisors regarding the possible implications of these withholding provisions on their investment in Trust Units.

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

	Total
	Oil (Bbls)	Gas (Mcf)
January 1, 2014	6,122	14,339
Extensions, discoveries, and other additions	216	1048
Revisions of previous estimates	(509)	(1,279)
Production	(453)	(931)

December 31, 2014	5,376	13,177
Extensions, discoveries, and other additions	65	201
Revisions of previous estimates	(486)	(3,682)
Production	(345)	(650)

December 31, 2015	4,610	9,046
Extensions, discoveries, and other additions	85	152
Revisions of previous estimates	164	518
Production	(404)	(1,198)

December 31, 2016	4,455	8,518

Estimated quantities of proved developed reserves of oil and gas as of the dates indicated were as follows (in thousands):

	Oil (Barrels)	Gas (Mcf)
Proved Developed Reserves:
January 1, 2014	5,769	13,177
December 31, 2014	5,160	12,129
December 31, 2015	4,610	9,046
December 31, 2016	4,455	8,518

Disclosure of a Standardized Measure of Discounted Future Net Cash Flows

The following is a summary of a standardized measure (in thousands) of discounted future net cash flows related to the Trust’s total proved oil and gas reserve quantities. Information presented is based upon valuation of proved reserves by using discounted cash flows based upon average oil and gas prices ($42.75 per bbl and $2.46 per Mcf, respectively) during the 12-month period prior to the fiscal year-end, determined as an unweighted arithmetic average of the first-day-of-the-month price for each month within such period, unless prices are defined by contractual arrangements, excluding escalations based upon future conditions and severance and ad valorem taxes, if any, and economic conditions, discounted at the required rate of 10 percent. As the Trust is not subject to taxation at the trust level, no provision for income taxes has been made in the following disclosure. Trust prices may differ from posted NYMEX prices due to differences in product quality and property location. The impact of changes in current prices on reserves could vary significantly from year to year. Accordingly, the information presented below should not be viewed as an estimate of the fair market value of the Trust’s oil and gas properties nor should it be viewed as indicative of any trends.

December 31,	2016	2015	2014
Future net cash inflows	$188,269	$237,703	$538,738
Discount of future net cash flows @ 10%	(90,192)	(111,598)	(236,456)

Standardized measure of discounted future net cash inflows	$98,077	$126,105	$302,282

The change in the standardized measure of discounted future net cash flows for the years ended December 31, 2016, 2015 and 2014 is as follows (in thousands):

	Total
	2016	2015	2014
January 1	$126,105	$302,282	$333,638
Extensions, discoveries, and other additions	1,347	0	12,519
Accretion of discount	12,610	30,229	33,364
Revisions of previous estimates and other	(20,898)	(188,610)	(30,296)
Royalty income	(21,087)	(17,796)	(49,011)

December 31	$98,077	$126,105	$302,282

Royalty Income in the above table differs from the actual cash basis Royalty Income received by the Trust due to the net negative impact of the NPI allocation from the Waddell Ranch properties of approximately $384,796 during the year.

Subsequent to December 31, 2016, the price of both oil and gas continued to fluctuate, giving rise to a correlating adjustment of the respective standardized measure of discounted future net cash flows. As of February 21, 2017, NYMEX posted oil prices were approximately $54.06 per barrel, which compared to the posted price of $42.75 per barrel, used to calculate the worth of future net revenue of the Trust’s proved developed reserves, would result in a larger standardized measure of discounted future net cash flows for oil. As of February 21, 2017, NYMEX posted gas prices were $2.56 per million British thermal units. The use of such price, as compared to the posted price of $2.46 per million British thermal units, used to calculate the future net revenue of the Trust’s proved developed reserves would result in a larger standardized measure of discounted future net cash flows for gas.

6.	Quarterly Schedule of Distributable Income (Unaudited)

The following is a summary of the unaudited quarterly schedule of distributable income for the two years ended December 31, 2016 (in thousands, except per Unit amounts):

2016	Royalty Income	Distributable Income	Distributable Income and Distribution Per Unit
First Quarter	$2,770,036	$2,305,286	$.049459
Second Quarter	4,379,766	3,664,985	.078591
Third Quarter	6,554,901	6,243,895	.133962
Fourth Quarter	7,383,205	7,134,669	.153115

Total	$21,087,908	$19,348,835	$0.415127

2015	Royalty Income	Distributable Income	Distributable Income and Distribution Per Unit
First Quarter	$4,630,106	$4,184,044	$.089768
Second Quarter	4,121,910	3,520,969	.075927
Third Quarter	5,882,301	5,493,920	.117872
Fourth Quarter	3,161,145	2,850,769	.061163

Total	$17,795,462	$16,049,702	$.344730

7.	State Tax Considerations

All revenues from the Trust are from sources within Texas, which has no individual income tax. Texas imposes a franchise tax at a rate of 0.75% on gross revenues less certain deductions, as specifically set forth in the Texas franchise tax statutes. Entities subject to tax generally include trusts and most other types of entities that provide limited liability protection, unless otherwise exempt. Trusts that receive at least 90% of their federal gross income from designated passive sources, including royalties from mineral properties and other non-operated mineral interest income, and do not receive more than 10% of their income from operating an active trade or business, generally are exempt from the Texas franchise tax as “passive entities.” The Trust has been and expects to continue to be exempt from Texas franchise tax as a passive entity. Because the Trust should be exempt from Texas franchise tax at the Trust level as a passive entity, each Unit holder that is considered a taxable entity under the Texas franchise tax will generally be required to include its portion of Trust revenues in its own Texas franchise tax computation. This revenue is sourced to Texas under provisions of the Texas Administrative Code providing that such income is sourced according to the principal place of business of the Trust, which is Texas.

Unit holders should consult their tax advisors regarding Trust tax compliance matters.

8.	Commitments and Contingencies

Contingencies related to the Underlying Properties that are unfavorably resolved would generally be reflected by the Trust as reductions to future royalty income payments to the Trust with corresponding reductions to cash distributions to Unit holders.

On May 2, 2011, ConocoPhillips, as the parent company of BROG, the operator of the Waddell Ranch properties, notified the Trustee that as a result of inaccuracies in ConocoPhillips’ accounting and record keeping relating to the Trust’s interest in proceeds from the gas plant production since January 2007, ConocoPhillips overpaid the Trust approximately $5.9 million initially. ConocoPhillips withheld $4.5 million from the proceeds for 2011 pending completions to the corrections of the accounting procedures. Beginning with the October 2012 distribution, previously withheld proceeds of $4.5 million were reimbursed by ConocoPhillips to the Trust ($4.0 million and $0.5 million in 2013 and 2012, respectively). ConocoPhillips has adjusted the monthly royalty payments to the Trust since October 2012 by the related reimbursed amounts to reflect ConocoPhillips’ ongoing correction of past and current production and royalty allocations and the payment of the previously withheld proceeds. These adjustments were completed in the first quarter of 2015. The Trust’s reported royalty income for the years ended December 31, 2016, 2015 and 2014 was not significantly impacted by these offsetting amounts. The Trustee is continuing to evaluate the matter. In conclusion, the Trustee found the calculations and subsequent adjustments to be as accurate as can be determined.

9.	Subsequent Events

Subsequent to December 31, 2016, the Trust declared the following distributions:

Monthly Record Date	Payment Date	Distribution per Unit
January 31, 2017	February 14, 2017	$.048012
February 28, 2017	March 14, 2017	$.101910

10.	Restatement of Unaudited Condensed Interim Financial Statements

On February 27, 2017, the Trustee concluded that the Condensed Statement of Assets, Liabilities and Trust Corpus for the nine-month period ended September 30, 2016, that was previously included in the Trust’s Quarterly Report on Form 10-Q filed on November 9, 2016 should be restated. This restatement corrected the following errors in the original Condensed Statement of Assets, Liabilities and Trust Corpus: the “Reserve for Expenses” amount of $950,000 (the “Cash Reserve Amount”) was incorrectly omitted from both the “Cash and short-term investments” amount and the “Distribution payable to Unit holders” amount, resulting in the “Total Assets” and “Total Liabilities and Trust Corpus” amounts being reduced by the Cash Reserve Amount. The restatement did not impact Statement of Distributable Income or Statement of Changes in Trust Corpus.

This restatement resulted in certain adjustments to our Condensed Statement of Assets, Liabilities and Trust Corpus which are illustrated below.

	As of September 30, 2016
	As Previously Reported	Adjustment	As Restated
Condensed Statement of Assets, Liabilities and Trust Corpus:
Assets:
Cash and short term investments	$2,139,686	$950,000	$3,089,686
Net overriding royalty interests in oil and gas properties	643,698	—	643,698

Total assets	$2,783,384	$950,000	$3,733,384

Liabilities and Trust Corpus:
Distributions Payable to Unit holders	$1,189,686	$950,000	$2,139,686
Reserve for Expenses	950,000	—	950,000
Trust Corpus	643,698	—	643,698

Total liabilities and Trust Corpus	$2,783,384	$950,000	$3,733,384

*            *            *             *            *

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The Trust determined not to retain Deloitte & Touche LLP as its independent registered public accounting firm, effective as of June 1, 2016, and engaged Weaver and Tidwell, L.L.P. as its new independent registered public accounting firm effective as of June 1, 2016. The decision to change accountants was recommended and approved by the Trustee.

The reports of Deloitte on the Trust’s financial statements as of and for the years ended December 31, 2015 and 2014 did not contain an adverse opinion or disclaimer of opinion nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.

During the fiscal years ended December 31, 2015 and 2014, and in the subsequent interim period through the June 1, 2016 effective date of the change, there were no disagreements with Deloitte on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Deloitte, would have caused them to make a reference to the subject matter of the disagreements in connection with their report. In addition, there were no reportable events of the kind defined in Item 304(a)(1)(v) of Regulation S-K under the Securities Exchange Act of 1934, as amended.

Item 9A.	Controls and Procedures.

Disclosure Controls and Procedures

As of the end of the period covered by this report, the Trustee carried out an evaluation of the effectiveness of the design and operation of the Trust’s disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 promulgated under the Securities Exchange Act of 1934, as amended. Based on such evaluation, the Trustee concluded that the Trust’s disclosure controls and procedures were not effective in ensuring that information required to be disclosed by the Trust in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the Trustee to allow timely decisions regarding required disclosure, because of the material weakness in our internal control over financial reporting, as discussed below, that resulted in errors in our unaudited Condensed Statement of Assets, Liabilities and Trust Corpus as of September 30, 2016, which were subsequently corrected, as reflected in Note 10 of the Trust’s financial statements that are included herein.

Notwithstanding this material weakness in financial statement reporting, the Trustee has concluded that the financial statements included in this Annual Report on Form 10-K present fairly, in all material respects, the assets, liabilities and trust corpus of the Trust at December 31, 2016 and December 31, 2015 and the distributable income and changes in trust corpus for each of the three fiscal years in the period ended December 31, 2016 in conformity with the modified cash basis accounting described in Note 2 of the Trust’s financial statements that are included herein.

Trustee’s Report on Internal Control Over Financial Reporting

The Trustee is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Securities and Exchange Act of 1934, as amended. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with the modified cash basis of accounting. The Trustee conducted an evaluation of the effectiveness of the Trust’s internal control over financial reporting based on the criteria established in Internal Control-Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Trustee’s evaluation under the framework in Internal Control-Integrated Framework 2013, the Trustee concluded that the Trust’s internal control over financial reporting was not effective as of December 31, 2016, because of the material weakness described below.

A “material weakness” is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Trust’s annual or interim financial statements will not be prevented or detected on a timely basis.

The Trust did not maintain effective controls over the reporting in its financial statements of certain account balances. Specifically, our review procedures over the reporting and reconciliation of a cash reserve account and distributions payable was not effective.

This control deficiency resulted in an understatement of the cash and short term investments and, in conjunction, understated the amount of total assets, distributions payable to unit holders, and total liabilities and trust corpus on the Condensed Statement of Assets, Liabilities and Trust Corpus as of September 30, 2016. These errors to cash and distributions payable did not reflect any changes in performance of the assets underlying the Trust nor to the stability of the Trust for the three and nine months ended September 30, 2016. The errors were subsequently corrected, as reflected in Note 10 of the Trust’s financial statements that are included herein.

While these errors did not impact distributable income for the quarters ended September 30, 2016 and December 30, 2016, this control deficiency could result in a misstatement of the aforementioned account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, the Trustee has determined that this control deficiency represents a material weakness.

The independent registered public accounting firm of Weaver and Tidwell, LLP, as auditors of the statements of assets, liabilities, and trust corpus, and the related statements of distributable income and changes in trust corpus for the year ended December 31, 2016, has issued an audit report on the Trust’s internal control over financial reporting, which is included herein.

Remediation Plans

The Trustee is in the process of developing and implementing remediation plans in response to the identified material weakness described above. These plans include the implementation of additional controls and procedures to address the recording and reconciliations surrounding cash, distributions payable, and financial statement review process. These additional controls will include an additional level of review of account reconciliations and financial statements by a qualified employee. These new controls and procedures will be tested as we apply the financial reporting controls going forward. Until the remediation steps set forth above have been tested by the Trustee and concluded to be operating effectively, the material weakness described above will continue to exist.

Changes in Internal Control over Financial Reporting

There has not been any change in the Trust’s internal control over financial reporting during the fourth quarter of 2016 that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC

ACCOUNTING FIRM

Unit Holders of Permian Basin Royalty Trust and

Southwest Bank, Trustee

We have audited the internal control over financial reporting of Permian Basin Royalty Trust (the “Trust”) as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Trustee is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the Trustee’s Report on Internal Control Over Financial Reporting on Item 9A. Our responsibility is to express an opinion on the Trust’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A Trust’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with the Trust’s modified cash basis of accounting, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America and is described in Note 2 to the Trust’s financial statements. A Trust’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Trust; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with its modified cash basis of accounting, and that receipts and expenditures of the Trust are being made only in accordance with authorizations of the Trustee; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Trust’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Trust’s annual or interim financial statements will not be prevented, or detected and corrected on a timely basis. The following material weakness has been identified and included in management’s assessment. Management identified a material weakness in internal control over financial reporting relating to the design and operating effectiveness of reporting and reconciliation controls relating to cash reserve account and distribution payables that are relevant to the preparation of the Trust’s financial statements and system of internal control over financial reporting. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the financial statements of the Trust as of and for the year ended December 31, 2016, and this report does not affect our report on such financial statements.

In our opinion, because of the effect of the material weakness identified above on the achievement of the objectives of the control criteria, the Trust has not maintained effective internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control — Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statements of assets, liabilities and Trust corpus as of December 31, 2016 and the related statements of distributable income and changes in Trust corpus of the Permian Basin Royalty Trust for the year ended December 31, 2016, which financial statements have been prepared on the modified cash basis of accounting as described in Note 2 to such financial statements, and our report dated March 10, 2017 expressed an unqualified opinion thereon.

/s/ WEAVER AND TIDWELL, L.L.P.

Dallas, TX

March 10, 2017

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

The Trust has no directors or officers and based solely on its review of the reports received by it, the Trust believes that during the fiscal year of 2016, no person who was a beneficial owner of more than ten percent the Trust’s Units failed to file on a timely basis any report required by Section 16(a).

STANDARDS OF CONDUCT

Because the Trust has no employees, it does not have a code of ethics. Employees of the Trustee, Southwest Bank, must comply with the bank’s standards of conduct, a copy of which will be provided to Unit holders, without charge, upon request made to Southwest Bank, Trustee, 2911 Turtle Creek Boulevard, Suite 850, Dallas, Texas 75219, Attention: Ron Hooper.

Item 11.	Executive Compensation

During the years ended December 31, 2016, 2015 and 2014, the Trustee received total remuneration as follows:

Name of Individual or Number of Persons in Group	Cash Compensation		Year
Southwest Bank, Trustee	$93,244	(1)	2016
	$84,798	(1)	2015
	$30,755	(1)	2014
Bank of America, N.A., Trustee	$49,309	(1)	2014

(1)	Under the Trust Indenture, the Trustee is entitled to an administrative fee for its administrative services, preparation of quarterly and annual statements with attention to tax and legal matters of: (i) 1/20 of 1% of the first $100 million and (ii) Trustee’s standard hourly rate in excess of 300 hours annually. The administrative fee is subject to reduction by a credit for funds provision.

COMPENSATION COMMITTEE

Because the Trust has no directors, it does not have a compensation committee, and the Trust has not engaged any consultants to provide advice or recommendations on the amount or form of compensation.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a) Security Ownership of Certain Beneficial Owners.    Based solely on a review of statements filed with the SEC pursuant to Section 13(d) or 13(g) of the Securities Exchange Act of 1934, as amended, the Trustee is not aware of any person owning beneficially more than 5% of the outstanding Units of the Trust as of December 31, 2016.

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

The Trust has no directors or executive officers. See Item 11 for the remuneration received by the Trustee during the years ended December 31, 2016, 2015 and 2014.

Item 14.	Principal Accounting Fees and Services.

Fees for services performed by Deloitte & Touche LLP for the years ended December 31, 2016 and 2015 and for services performed by Weaver and Tidwell, L.L.P. for the year ended December 31, 2016 are:

Deloitte & Touche LLP(1)	2016	2015
Audit fees	$74,500	$106,000
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—

Total	$74,500	$106,000

Weaver and Tidwell, L.L.P.	2016	2015
Audit fees	$24,000	—
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—

Total	$24,000	—

(1)	Deloitte & Touche LLP served as the Trust’s independent public accounting firm through June 1, 2016, and was replaced by Weaver and Tidwell, L.L.P. effective on that date.

As referenced in Item 10 above, the Trust has no audit committee, and as a result, has no audit committee pre-approval policy with respect to fees paid to Deloitte & Touche LLP or Weaver and Tidwell, L.L.P.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

The following documents are filed as a part of this Report:

1. Financial Statements

Included in Part II of this Report:

Reports of Independent Registered Public Accounting Firm

Statements of Assets, Liabilities and Trust Corpus at December 31, 2016 and 2015

Statements of Distributable Income for Each of the Three Years in the Period Ended December 31, 2016

Statements of Changes in Trust Corpus for Each of the Three Years in the Period Ended December 31, 2016

Notes to Financial Statements

2. Financial Statement Schedules

Financial statement schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

3. Exhibits

Exhibit Number		Exhibit

(4)(a)	—	Permian Basin Amended and Restated Royalty Trust Indenture dated June 20, 2014, between Southland Royalty Company (now Burlington Resources Oil & Gas Company LP) and The First National Bank of Fort Worth (now Southwest Bank), as Trustee, heretofore filed as Exhibit 4.1 to the Trust’s Quarterly Report on Form 10-Q to the Securities and Exchange Commission for the quarterly period ended June 30, 2014, is incorporated herein by reference.*

(b)	—	Net Overriding Royalty Conveyance (Permian Basin Royalty Trust) from Southland Royalty Company (now Burlington Resources Oil & Gas Company LP) to The First National Bank of Fort Worth (now Southwest Bank), as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit (4)(b) to the Trust’s Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980, is incorporated herein by reference.*

(c)	—	Net Overriding Royalty Conveyance (Permian Basin Royalty Trust — Waddell Ranch) from Southland Royalty Company (now Burlington Resources Oil & Gas Company LP) to The First National Bank of Fort Worth (now Southwest Bank), as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit (4)(c) to the Trust’s Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980, is incorporated herein by reference.*

(10)(a)	—	Underwriting Agreement dated December 15, 2005 among the Permian Basin Royalty Trust, Burlington Resources, Inc., Burlington Resources Oil & Gas L.P. and Lehman Brothers Inc. and Wachovia Capital Markets, LLC as representatives of the several underwriters, heretofore filed as Exhibit 10.1 to the Trust’s current report on Form 8-K to the Securities and Exchange Commission filed on December 19, 2005, is incorporated herein by reference.*

(b)	—	Underwriting Agreement dated August 2, 2005 among the Permian Basin Royalty Trust, Burlington Resources, Inc., Burlington Resources Oil & Gas L.P. and Goldman Sachs & Co. and Lehman Brothers Inc. as representatives of the several underwriters, heretofore filed as Exhibit 10.1 to the Trust’s current report on Form 8-K to the Securities and Exchange Commission filed on August 8, 2005, is incorporated herein by reference.*

Exhibit Number		Exhibit

(c)	—	Underwriting Agreement dated August 17, 2006, among Permian Basin Royalty Trust, ConocoPhillips, Burlington Resources Oil & Gas Company LP and Lehman Brothers Inc. and Wachovia Capital Markets, LLC as representatives of the several underwriters heretofore filed as Exhibit 10.1 to the Trust’s current report on Form 8-K to the Securities and Exchange Commission filed on August 22, 2006, is incorporated herein by reference.*

(d)	—	Registration Rights Agreement dated as of July 21, 2004 by and between Burlington Resources, Inc. and Bank of America, N.A., as trustee of Permian Basin Royalty Trust, heretofore filed as Exhibit 10.1 to the Trust’s Quarterly Report on Form 10-Q to the Securities and Exchange Commission for the quarterly period ended June 30, 2004 is incorporated herein by reference.*

(23.1)	—	Consent of Cawley, Gillespie & Associates, Inc., reservoir engineer.**

(31.1)	—	Certification required by Rule 13a-14(a)/15d-14(a).**

(32.1)	—	Certification required by Rule 13a-14(b)/15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002.**

(99.1)	—	Report of Cawley, Gillespie & Associates, Inc., reservoir engineer.**

*	A copy of this Exhibit is available to any Unit holder, at the actual cost of reproduction, upon written request to the Trustee, Southwest Bank, 2911 Turtle Creek Boulevard, Suite 850, Dallas, Texas 75219.

**	Filed herewith.

Item 16.	Form 10-K Summary

None.

SIGNATURE

PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

SOUTHWEST BANK, TRUSTEE FOR THE PERMIAN BASIN ROYALTY TRUST

By:	/S/ RON E. HOOPER
Ron E. Hooper SVP Royalty Trust Management

Date: March 10, 2017

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