Form 10-Q
period 2017-03-31
PERMIAN BASIN ROYALTY TRUST
filed 2017-05-05
CIK 319654

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of Units of beneficial interest of the Trust outstanding at May 1, 2017: 46,608,796.

PERMIAN BASIN ROYALTY TRUST

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

The condensed financial statements included herein have been prepared by Southwest Bank as Trustee for the Permian Basin Royalty Trust (the “Trust”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Effective August 29, 2014, Southwest Bank (the “Trustee”) became the new trustee for the Trust. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed interim financial statements and notes thereto be read in conjunction with the financial statements and the notes thereto included in the Trust’s latest annual report on Form 10-K. In the opinion of the Trustee, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the assets, liabilities and trust corpus of the Permian Basin Royalty Trust at March 31, 2017, the distributable income for the three-month periods ended March 31, 2017 and 2016 and the changes in trust corpus for the three-month periods ended March 31, 2017 and 2016, have been included. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

The condensed interim financial statements as of March 31, 2017, and for the three-month period ended March 31, 2017, included herein, have been reviewed by Weaver and Tidwell, L.L.P., an independent registered public accounting firm, as stated in their report appearing herein.

The condensed interim financial statements for the three-month period ended March 31, 2016, included herein, were previously reviewed by an independent registered public accounting firm.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Unit Holders of Permian Basin Royalty Trust and

Southwest Bank, Trustee

Dallas, Texas

We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of Permian Basin Royalty Trust (the “Trust”) as of March 31, 2017 and the related condensed statements of distributable income and changes in trust corpus for the three-month period ended March 31, 2017. These interim financial statements are the responsibility of the Trustee.

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

/s/ WEAVER AND TIDWELL, L.L.P.

Dallas, TX

May 5, 2017

PERMIAN BASIN ROYALTY TRUST

CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	March 31, 2017 (Unaudited)	December 31, 2016
ASSETS

Cash and short-term investments	$3,258,067	$3,795,604

Net overriding royalty interests in producing oil and gas properties (net of accumulated amortization of $10,391,550 and $10,372,097 at March 31, 2017 and December 31, 2016, respectively)	583,666	603,119

TOTAL ASSETS	$3,841,733	$4,398,723

LIABILITIES AND TRUST CORPUS

Distribution payable to Unit holders	$2,208,067	$2,745,604

Commitments and reserve for contingencies (Note 6)	1,050,000	1,050,000

Trust corpus – 46,608,796 Units of beneficial interest authorized and outstanding	583,666	603,119

TOTAL LIABILITIES AND TRUST CORPUS	$3,841,733	$4,398,723

The accompanying notes are an integral part of these condensed financial statements.

PERMIAN BASIN ROYALTY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

	THREE MONTHS ENDED March 31, 2017	THREE MONTHS ENDED March 31, 2016

Royalty income	$9,552,223	$2,770,036
Interest income	2,282	84

	9,554,505	2,770,120

Reserve for expenses	—	(150,000)
General and administrative expenditures	(365,457)	(314,834)

Distributable income	$9,189,048	$2,305,286

Distributable income per Unit (46,608,796 Units)	$.20	$.05

The accompanying notes are an integral part of these condensed financial statements.

PERMIAN BASIN ROYALTY TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

	THREE MONTHS ENDED March 31, 2017	THREE MONTHS ENDED March 31, 2016

Trust corpus, beginning of period	$603,119	$680,686

Amortization of net overriding royalty interests	(19,453)	(8,811)
Distributable income	9,189,048	2,305,286
Distributions declared	(9,189,048)	(2,305,286)

Total Trust Corpus, end of period	$583,666	$671,875

Distributions per Unit	$.20	$.05

The accompanying notes are an integral part of these condensed financial statements.

PERMIAN BASIN ROYALTY TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1.	TRUST ORGANIZATION AND PROVISIONS

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

Impairment

The Trustee routinely reviews its royalty interests in oil and gas properties for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If an impairment event occurs and it is determined that the carrying value of the Trust’s royalty interests may not be recoverable, an impairment will be recognized as measured by the amount by which the carrying amount of the royalty interests exceeds the fair value of these assets, which would likely be measured by discounting projected cash flows. There was no impairment of the assets as of March 31, 2017.

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

For federal income tax purposes, the Trust constitutes a fixed investment trust that is taxed as a grantor trust. A grantor trust is not subject to federal income tax at the trust level. The Unit holders are considered for federal tax purposes to own the Trust’s income and principal as though no trust were in existence. The income of the Trust is deemed to have been received or accrued by each Unit holder at the time such income is received or accrued by the Trust and not when distributed by the Trust. Impairment for book purposes will not result in a loss for tax purposes until the loss is recognized. If the Trust borrows funds to pay liabilities of the Trust, as contemplated in the Trust Indenture, unrelated business taxable income could result to tax-exempt Unit Holders.

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

Subsequent to March 31, 2017, the Trust declared a distribution on April 18, 2017 of $0.056259 per Unit, payable on May 12, 2017 to Unit holders of record on April 28, 2017.

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

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

For the quarter ended March 31, 2017, royalty income received by the Trust amounted to $9,552,223 compared to royalty income of $2,770,036 during the first quarter of 2016. The increase in royalty income is primarily attributable to a reduction of capital expenditures by the operator and an increase in oil and gas prices for the quarter ending March 31, 2017, as compared to the quarter ended March 31, 2016. Average oil and gas prices were $46.26 and $3.16 for the period ended March 31, 2017 compared to $34.50 and $2.08 for the period ended March 31, 2016.

Interest income for the quarter ended March 31, 2017 was $2,282 compared to $84 during the first quarter of 2016. The increase in interest income is primarily attributable to substantially increased amounts of funds available for investment, primarily the reserve of $1,050,000 in the Trust account. Total expenses during the first quarter of 2017 amounted to $365,457 compared to $464,834 during the first quarter of 2016. The decrease in total expenses can be primarily attributed to decreased expense for professional services and no additional reserve for expenses.

These transactions resulted in distributable income for the quarter ended March 31, 2017 of $9,189,048 or $0.20 per Unit of beneficial interest. Distributions of $0.048012, $0.101910 and $0.047230 per Unit were made to Unit holders of record as of January 31, 2017, February 28, 2017 and March 31, 2017, respectively. For the first quarter of 2016, distributable income was $2,305,286, or $0.05 per Unit of beneficial interest.

Royalty income for the Trust for the first quarter of the calendar year is associated with actual oil and gas production for the period of November and December 2016 and January 2017 from the properties from which the Trust’s net overriding royalty interests (“Royalties”) were carved. Oil and gas sales attributable to the Royalties and the properties from which the Royalties were carved are as follows:

	First Quarter
	2017	2016
Royalties:
Oil sales (Bbls)	159,629	71,623
Gas sales (Mcf)	610,590	95,509

Properties From Which The Royalties Were Carved:
Oil:
Total oil sales (Bbls)	245,934	305,428
Average per day (Bbls)	2,670	3,320
Average price per Bbl	$46.26	$34.50

Gas:
Total gas sales (Mcf)	1,097,105	1,416,991
Average per day (Mcf)	11,925	15,402
Average price per Mcf	$3.16	$2.08

The average received price of oil increased to an average price per barrel of $46.26 per Bbl in the first quarter of 2017, compared to $34.50 per Bbl in the first quarter of 2016 due to worldwide market variables. The Trustee has been advised by ConocoPhillips that for the period of August 1, 1993, through March 31, 2017, the oil from the Waddell Ranch properties was being sold under a competitive bid to a third party. The average price of gas (including natural gas liquids) increased from $2.08 per Mcf in the first quarter of 2016 to $3.16 per Mcf in the first quarter of 2017 due to change in overall market variables.

Since the oil and gas sales attributable to the Royalties are based on an allocation formula that is dependent on such factors as price and cost (including capital expenditures), the production amounts in the Royalties section of the above table do not provide a meaningful comparison. Oil sales volumes increased and gas sales volumes increased from the Underlying Properties (as defined in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2016) for the applicable period in 2017 compared to 2016.

Capital expenditures for drilling, remedial and maintenance activities on the Waddell Ranch properties during the first quarter of 2017 totaled $144,000 as compared to $2.6 million for the first quarter of 2016. ConocoPhillips has informed the Trustee that the 2017 capital expenditures budget has been approved at $3.2 million (gross) for the Waddell Ranch properties. The total amount of capital expenditures for 2016 with regard to the Waddell Ranch properties totaled $11.55 million (gross).

The Trustee has been advised that there were 0 workover wells completed, 0 new wells completed, 0 new wells in progress and 0 workover wells in progress during the three months ended March 31, 2017 as compared to 0 workover wells completed, 0 new wells completed, 0 new well in progress and 0 workover wells in progress for the three months ended March 31, 2016 on the Waddell Ranch properties. There were 0 facility projects completed and 0 projects in progress for the first quarter of 2017.

Lease operating expenses and property taxes totaled $2.9 million (gross) for the first quarter of 2017, compared to $6.9 million (gross) for the same period in 2016 on the Waddell Ranch properties due to decreased maintenance work and reduction of property taxes.

Calculation of Royalty Income

The Trust’s royalty income is computed as a percentage of the net profit from the operation of the properties in which the Trust owns net overriding royalty interests. These percentages of net profits are 75% and 95% in the case of the Waddell Ranch properties and the Texas Royalty properties, respectively. Royalty income received by the Trust for the three months ended March 31, 2017 and 2016, respectively, were computed as shown in the table below:

	THREE MONTHS ENDED MARCH 31,
	2017		2016
	WADDELL RANCH PROPERTIES	TEXAS ROYALTY PROPERTIES	WADDELL RANCH PROPERTIES		TEXAS ROYALTY PROPERTIES

Gross proceeds of sales from the Underlying Properties
Oil proceeds	$8,183,277	$3,194,190	$7,794,038		$2,743,605
Gas proceeds	3,058,232	411,362	2,587,521		357,768
Other (adjustment)	—	—	(424,627	)*	—

Total	11,241,509	3,605,552	9,956,932		3,101,373

Less:
Severance tax:
Oil	362,222	113,168	345,313		110,686
Gas	122,031	18,854	142,417		18,377
Other	—	—	—		—
Lease operating expense and property tax:
Oil and gas	2,890,579	(485,080)	6,907,645		56,483
Capital expenditures	144,619	—	2,561,557		—

Total	3,519,451	(353,058)	9,956,932		185,546

Net profits	7,722,058	3,958,610	0		2,915,827
Net overriding royalty interests	75%	95%	75%		95%

Royalty income	$5,791,543	3,760,680	$0		2,770,036

*	Due to NPI deficit at March 31, 2016, Waddell Ranch did not contribute to Royalty Income for this quarter.

Critical Accounting Policies and Estimates

A disclosure of critical accounting policies and the more significant judgments and estimates used in the preparation of the Trust’s financial statements is included in Item 7 of the Trust’s Annual Report on Form 10-K for the year ended December 31, 2016. There have been no significant changes to the critical accounting policies during the three months ended March 31, 2017.

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

There have been no material changes in the Trust’s market risk, as disclosed in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Item 4.	Controls and Procedures

On May 14, 2013, the Committee of Sponsoring Organizations of the Treadway Commission issued an updated version of its Internal Control – Integrated Framework (the “2013 Framework”) which helps organizations design, implement and evaluate the effectiveness of internal control concepts and simplify their use and application. As of the end of the period covered by this report, the Trustee carried out an evaluation of the effectiveness of the design and operation of the Trust’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15 based on the criteria established in the 2013 Framework. Based upon that evaluation, the Trustee concluded that the Trust’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Trust in the reports that it files or submits under the Securities Exchange Act of 1934 and are effective in ensuring that information required to be disclosed by the Trust in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Trustee to allow timely decisions regarding required disclosure. In its evaluation of disclosure controls and procedures, the Trustee has relied, to the extent considered reasonable, on information provided by Burlington Resources Oil & Gas Company LP, the owner of the Waddell Ranch properties, and Riverhill Energy Corporation, the owner of the Texas Royalty properties. In order to provide more comprehensive controls to remediate the material weakness identified in our December 21, 2016 10-K filings, the Trustee has initiated additional review procedures for the financial reporting in the Trust’s quarterly reports on Form 10-Q and annual reports on Form 10-K. An additional officer of the Trustee reviews the internal financial statements and standard adjustments and compares significant totals from the internal statements to the Trust’s Form 10-Q and Form 10-K filings. The officer performs a review and reconciles the filing back to the source data and reviews all significant transactions. Reviews are evidenced via a sign-off on the final Form 10-Q and Form 10-K filings, as applicable.

PART II - OTHER INFORMATION

Item 1A.	Risk Factors

Risk factors relating to the Trust are contained in Item 1A of the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016. No material change to such risk factors has occurred during the three months ended March 31, 2017.

Items 2 through 5.

Not applicable.

Item 6.	Exhibits

4.1	Permian Basin Amended and Restated Royalty Trust Indenture dated June 20, 2014, between Southland Royalty Company (now Burlington Resources Oil & Gas Company LP) and The First National Bank of Fort Worth (now Southwest Bank), as Trustee, heretofore filed as Exhibit 4.1 to the Trust’s Quarterly Report on Form 10-Q to the Securities and Exchange Commission for the quarterly period ended June 30, 2014 is incorporated herein by reference.

4.2	Net Overriding Royalty Conveyance (Permian Basin Royalty Trust) from Southland Royalty Company (now Burlington Resources Oil & Gas Company LP) to The First National Bank of Fort Worth (now Southwest Bank) as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit (4)(b) to the Trust’s Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980 is incorporated herein by reference.

4.3	Net Overriding Royalty Conveyance (Permian Basin Royalty Trust - Waddell Ranch) from Southland Royalty Company (now Burlington Resources Oil & Gas Company LP) to The First National Bank of Fort Worth (now Southwest Bank), as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit (4)(c) to the Trust’s Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980 is incorporated herein by reference.

10.1	Registration Rights Agreement dated as of July 21, 2004 by and between Burlington Resources Inc. and Bank of America, N.A., as trustee of Permian Basin Royalty Trust, heretofore filed as Exhibit 10.1 to the Trust’s Quarterly Report on Form 10-Q to the Securities and Exchange Commission for the quarterly period ended June 30, 2004 is incorporated herein by reference.

10.2	Underwriting Agreement dated December 15, 2005 among the Permian Basin Royalty Trust, Burlington Resources, Inc., Burlington Resources Oil & Gas L.P. and Lehman Brothers Inc. and Wachovia Capital Markets, LLC as representatives of the several underwriters, heretofore filed as Exhibit 10.1 to the Trust’s current report on Form 8-K to the Securities and Exchange Commission filed on December 19, 2005, is incorporated herein by reference.

10.3	Underwriting Agreement dated August 2, 2005 among the Permian Basin Royalty Trust, Burlington Resources, Inc., Burlington Resources Oil & Gas L.P. and Goldman Sachs & Co. and Lehman Brothers Inc. as representatives of the several underwriters, heretofore filed as Exhibit 10.1 to the Trust’s current report on Form 8-K to the Securities and Exchange Commission filed on August 8, 2005, is incorporated herein by reference.

10.4	Underwriting Agreement dated August 17, 2006, among Permian Basin Royalty Trust, ConocoPhillips, Burlington Resources Oil & Gas Company LP and Lehman Brothers Inc. and Wachovia Capital Markets, LLC as representatives of the several underwriters heretofore filed as Exhibit 10.1 to the Trust’s current report on Form 8-K to the Securities and Exchange Commission filed on August 22, 2006, is incorporated herein by reference.

31.1	Certification by Ron E. Hooper, Senior Vice President Royalty Trust Management of Southwest Bank, Trustee of Permian Basin Royalty Trust, dated May 5, 2017 and submitted pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate by Southwest Bank, Trustee of Permian Basin Royalty Trust, dated May 5, 2017 and submitted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHWEST BANK, TRUSTEE FOR THE PERMIAN BASIN ROYALTY TRUST

By:	/s/ RON E. HOOPER
Ron E. Hooper
SVP Royalty Trust Management

Date: May 5, 2017

(The Trust has no directors or executive officers.)

INDEX TO EXHIBITS

Exhibit Number	Exhibit

4.1	Permian Basin Amended and Restated Royalty Trust Indenture dated June 20, 2014, between Southland Royalty Company (now Burlington Resources Oil & Gas Company LP) and The First National Bank of Fort Worth (now Southwest Bank), as Trustee, heretofore filed as Exhibit 4.1 to the Trust’s Quarterly Report on Form 10-Q to the Securities and Exchange Commission for the quarterly period ended June 30, 2014 is incorporated herein by reference.*

4.2	Net Overriding Royalty Conveyance (Permian Basin Royalty Trust) from Southland Royalty Company (now Burlington Resources Oil & Gas Company LP) to The First National Bank of Fort Worth (now Southwest Bank), as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit (4)(b) to the Trust’s Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980 is incorporated herein by reference.*

4.3	Net Overriding Royalty Conveyance (Permian Basin Royalty Trust - Waddell Ranch) from Southland Royalty Company (now Burlington Resources Oil & Gas Company LP) to The First National Bank of Fort Worth (now Southwest Bank), as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit (4)(c) to the Trust’s Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980 is incorporated herein by reference.*

10.1	Registration Rights Agreement dated as of July 21, 2004 by and between Burlington Resources Inc. and Bank of America, N.A., as trustee of Permian Basin Royalty Trust, heretofore filed as Exhibit 10.1 to the Trust’s Quarterly Report on Form 10-Q to the Securities and Exchange Commission for the quarterly period ended June 30, 2004 is incorporated herein by reference.*

10.2	Underwriting Agreement dated December 15, 2005 among the Permian Basin Royalty Trust, Burlington Resources, Inc., Burlington Resources Oil & Gas L.P. and Lehman Brothers Inc. and Wachovia Capital Markets, LLC as representatives of the several underwriters, heretofore filed as Exhibit 10.1 to the Trust’s current report on Form 8-K to the Securities and Exchange Commission filed on December 19, 2005, is incorporated herein by reference.*

10.3	Underwriting Agreement dated August 2, 2005 among the Permian Basin Royalty Trust, Burlington Resources, Inc., Burlington Resources Oil & Gas L.P. and Goldman Sachs & Co. and Lehman Brothers Inc. as representatives of the several underwriters, heretofore filed as Exhibit 10.1 to the Trust’s current report on Form 8-K to the Securities and Exchange Commission filed on August 8, 2005, is incorporated herein by reference.*

10.4	Underwriting Agreement dated August 17, 2006, among Permian Basin Royalty Trust, ConocoPhillips, Burlington Resources Oil & Gas Company LP and Lehman Brothers Inc. and Wachovia Capital Markets, LLC as representatives of the several underwriters heretofore filed as Exhibit 10.1 to the Trust’s current report on Form 8-K to the Securities and Exchange Commission filed on August 22, 2006, is incorporated herein by reference.*

31.1	Certification by Ron E. Hooper, Senior Vice President Royalty Trust Management of Southwest Bank, Trustee of Permian Basin Royalty Trust, dated May 5, 2017 and submitted pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate by Southwest Bank, Trustee of Permian Basin Royalty Trust, dated May 5, 2017 and submitted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

*	A copy of this Exhibit is available to any Unit holder, at the actual cost of reproduction, upon written request to the Trustee, Southwest Bank, 2911 Turtle Creek Boulevard, Suite 850, Dallas, Texas 75219.