Form 10-Q
period 2017-09-30
PERMIAN BASIN ROYALTY TRUST
filed 2017-11-07
CIK 319654

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period ended September 30, 2017

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

Number of Units of beneficial interest of the Trust outstanding at November 1, 2017: 46,608,796.

PERMIAN BASIN ROYALTY TRUST

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

The condensed financial statements included herein have been prepared by Southwest Bank as Trustee for the Permian Basin Royalty Trust (the “Trust”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Effective August 29, 2014, Southwest Bank (the “Trustee”) became the new trustee for the Trust.    Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed interim financial statements and notes thereto be read in conjunction with the financial statements and the notes thereto included in the Trust’s latest annual report on Form 10-K. In the opinion of the Trustee, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the assets, liabilities and trust corpus of the Permian Basin Royalty Trust at September 30, 2017, the distributable income for the three-month and nine-month periods ended September 30, 2017 and 2016 and the changes in trust corpus for the nine-month periods ended September 30, 2017 and 2016, have been included. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

The condensed interim financial statements as of September 30, 2017 and for the three-month and nine-month periods ended September 30, 2017 and 2016, included herein, have been reviewed by Weaver and Tidwell, L.L.P., an independent registered public accounting firm, as stated in their report appearing herein.

.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Unit Holders of Permian Basin Royalty Trust and

Southwest Bank, Trustee

Dallas, Texas

We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of Permian Basin Royalty Trust (the “Trust”) as of September 30, 2017 and the related condensed statements of distributable income for the three-month and nine-month periods ended September 30, 2017 and 2016 and changes in trust corpus for the nine-month periods ended September 30, 2017 and 2016. These interim financial statements are the responsibility of the Trustee.

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

/s/ WEAVER AND TIDWELL, L.L.P.

Dallas, TX

November 7, 2017

PERMIAN BASIN ROYALTY TRUST

CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	September 30, 2017 (Unaudited)	December 31, 2016
ASSETS
Cash and short-term investments	$2,924,931	$3,795,604
Net overriding royalty interests in producing oil and gas properties (net of accumulated amortization of $10,424,467 and $10,372,097 at September 30, 2017 and December 31, 2016, respectively)	550,749	603,119

TOTAL ASSETS	$3,475,680	$4,398,723

LIABILITIES AND TRUST CORPUS
Distribution payable to Unit holders	$1,874,931	$2,745,604
Commitments and Reserves for contingencies (Note 6)	1,050,000	1,050,000
Trust corpus — 46,608,796 Units of beneficial interest authorized and outstanding	550,749	603,119

TOTAL LIABILITIES AND TRUST CORPUS	$3,475,680	$4,398,723

The accompanying notes are an integral part of these condensed financial statements.

PERMIAN BASIN ROYALTY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

	THREE MONTHS ENDED September 30, 2017	THREE MONTHS ENDED September 30, 2016
Royalty income	$6,095,517	$6,554,901
Interest income	3,270	796

	6,098,787	6,555,697
Reserve for Expenses	—	(150,000)
General and administrative expenditures	(198,472)	(161,802)

Distributable income	$5,900,315	$6,243,895

Distributable income per Unit (46,608,796 Units)	$.13	$.13

The accompanying notes are an integral part of these condensed financial statements.

PERMIAN BASIN ROYALTY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

	NINE MONTHS ENDED September 30, 2017	NINE MONTHS ENDED September 30, 2016
Royalty income	$23,121,478	$13,704,703
Interest income	8,608	1,112

	23,130,086	13,705,815
Reserve for expenses	–	(450,000)
General and administrative expenditures	(1,068,926)	(1,041,649)

Distributable income	$22,061,160	$12,214,166

Distributable income per Unit (46,608,796 Units)	$.47	$.26

The accompanying notes are an integral part of these condensed financial statements.

PERMIAN BASIN ROYALTY TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

	NINE MONTHS ENDED September 30, 2017	NINE MONTHS ENDED September 30, 2016
Trust corpus, beginning of period	$603,119	$680,686
Amortization of net overriding royalty interests	(52,370)	(36,988)
Distributable income	22,061,160	12,214,166
Distributions declared	(22,061,160)	(12,214,166)

Total Trust Corpus, end of period	$550,749	$643,698

Distributions per Unit	$.47	$.26

The accompanying notes are an integral part of these condensed financial statements.

PERMIAN BASIN ROYALTY TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1.	TRUST ORGANIZATION AND PROVISIONS

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

Impairment

The Trustee routinely reviews its royalty interests in oil and gas properties for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If an impairment event occurs and it is determined that the carrying value of the Trust’s royalty interests may not be recoverable, an impairment will be recognized as measured by the amount by which the carrying amount of the royalty interests exceeds the fair value of these assets, which would likely be measured by discounting projected cash flows. There was no impairment of the assets as of September 30, 2017.

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

For federal income tax purposes, the Trust constitutes a fixed investment trust that is taxed as a grantor trust. A grantor trust is not subject to federal income tax at the trust level. The Unit holders are considered for federal tax purposes to own the Trust’s income and principal as though no trust were in existence. The income of the Trust is deemed to have been received or accrued by each Unit holder at the time such income is received or accrued by the Trust and not when distributed by the Trust. If the Trust borrows funds to pay liabilities of the Trust, as contemplated in the Trust Indenture, tax-exempt Unit holders could be required to recognize unrelated business taxable income.

5.	STATE TAX CONSIDERATIONS

All revenues from the Trust are from sources within Texas, which does not impose an individual income tax. Texas imposes a franchise tax at a rate of .75% on gross revenues less certain deductions, as specifically set forth in the Texas franchise tax statutes. Entities subject to the Texas franchise tax generally include trusts and most other types of entities that provide limited liability protection, unless otherwise exempt. Trusts that receive at least 90% of their federal gross income from certain passive sources, including royalties from mineral properties and other non-operated mineral interest income, and do not receive more than 10% of their income from operating an active trade or business, generally are exempt from the Texas franchise tax as “passive entities.” The Trust has been and expects to continue to be exempt from Texas franchise tax as a “passive entity.” Because the Trust should be exempt from Texas franchise tax at the Trust level as a passive entity, each Unit holder that is a taxable entity under the Texas franchise tax generally will be required to include its portion of Trust revenues in its own Texas franchise tax computation. This revenue is sourced to Texas under provisions of the Texas Administrative Code, providing that such income is sourced according to the principal place of business of the Trust, which is Texas.

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

Subsequent to September 30, 2017, the Trust declared a distribution on October 20, 2017 of $0.053960 per Unit payable on November 14, 2017 to Unit holders of record on October 31, 2017.

Effective 6:00 pm October 19, 2017, Simmons First National Corporation (“SFNC”) completed its acquisition of First Texas BHC, Inc., the parent company of Southwest Bank, the Trustee of the Trust. SFNC is the parent of Simmons Bank. SFNC has announced that it intends to operate Southwest Bank as a separate bank subsidiary for an interim period, after which it intends to merge it into Simmons Bank.

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

Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016

For the quarter ended September 30, 2017, royalty income received by the Trust amounted to $6,095,517 compared to royalty income of $6,554,901 during the third quarter of 2016. The decrease in royalty income is primarily attributable to a decrease in oil and gas production of both oil and gas but offset by an increase in both oil and gas prices for the quarter ending September 30, 2017, as compared to the quarter ended September 30, 2016. Average oil and gas prices were $43.72 and $3.11 for the quarter ending September 30, 2017 compared to $42.94 and $2.01 for the quarter ended September 30, 2016.

Interest income for the quarter ended September 30, 2017, was $3,270 compared to $796 during the third quarter of 2017. The increase in interest income is primarily attributable to substantially increased amounts of funds available for investment, primarily the reserve of $1,050,000 in the Trust account. Total expenses during the third quarter of 2017 amounted to $198,472 compared to $311,802 during the third quarter of 2016. The decrease in total expenses can be primarily attributed to decreased expense for professional services and no additional reserve for expenses.

These transactions resulted in distributable income for the quarter ended September 30, 2017, of $5,900,315 or $.13 per Unit of beneficial interest. Distributions of $0.040754, $0.045610 and $0.040226 per Unit were made to Unit holders of record as of July 31, 2017, August 31, 2017, and September 29, 2017, respectively. For the third quarter of 2016, distributable income was $6,243,895 or $.13 per Unit of beneficial interest.

Royalty income for the Trust for the third quarter of the calendar year is associated with actual oil and gas production for the period of May, June and July 2017 from the properties from which the Trust’s net overriding royalty interests (“Royalties”) were carved. Oil and gas sales attributable to the Royalties and the properties from which the Royalties were carved are as follows:

	Third Quarter
	2017	2016
Royalties:
Oil sales (Bbls)	120,217	142,066
Gas sales (Mcf)	419,229	564,577

Properties From Which The Royalties Were Carved:
Oil:
Total oil sales (Bbls)	236,214	282,433
Average per day (Bbls)	2,568	3,070
Average price per Bbl	$43.72	$42.94

Gas:
Total gas sales (Mcf)	1,074,084	1,477,878
Average per day (Mcf)	11,675	16,064
Average price per Mcf	$3.11	$2.01

The average received price of oil increased to an average price per barrel of $43.72 per Bbl in the third quarter of 2017, compared to $42.94 per Bbl in the third quarter of 2016 due to worldwide market variables. The Trustee has been advised by ConocoPhillips that for the period of August 1, 1993, through September 30, 2017, the oil from the Waddell Ranch properties was being sold under a competitive bid to a third party. The average price of gas (including natural gas liquids) increased from $2.01 per Mcf in the third quarter of 2016 to $3.11 per Mcf in the third quarter of 2017 due to change in overall market variables.

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

Capital expenditures for drilling, remedial and maintenance activities on the Waddell Ranch properties during the third quarter of 2017 totaled $572,000 as compared to $851,000 for the third quarter of 2016. ConocoPhillips has informed the Trustee that the 2017 capital expenditures budget has been approved at $3.2 million (gross) for the Waddell Ranch properties. The total amount of capital expenditures for 2016 with regard to the Waddell Ranch properties totaled $11.55 million (gross).

The Trustee has been advised that there were 0 workover wells completed, 0 new wells completed, 0 new wells in progress and 0 workover wells in progress during the three months ended September 30, 2017, as compared to 0 workover wells completed, 0 new wells completed, 0 new wells in progress and 0 workover wells in progress for the three months ended September 30, 2016, on the Waddell Ranch properties. There were various facility projects in progress for the third quarter of 2017.

Lease operating expenses and property taxes totaled $5 million (gross) for the third quarter of 2017, compared to $5.1 million (gross) for the same period in 2016 on the Waddell Ranch properties due to decreased maintenance work and reduction of property taxes.

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016

For the nine months ended September 30, 2017, royalty income received by the Trust amounted to $23,121,478 compared to royalty income of $13,704,703 for the nine months ended September 30, 2016. The increase in royalty income is primarily attributable to a reduction of capital expenditures by the operator and an increase in oil and gas prices offset by a decline in both oil and gas production for the nine months ending September 30, 2017, as compared to the nine months ended September 30, 2016. Average oil and gas prices were $45.72 and $3.14 for the nine months ending September 30, 2017 compared to $36.57 and $1.97 for the nine months ended September 30, 2016.

Interest income for the nine months ended September 30, 2017, was $8,608 compared to $1,112 during the nine months ended September 30, 2016. The increase in interest income is primarily attributable to substantially increased amounts of funds available for investment, including the reserve for expense. Total expenses during the nine months ending September 30, 2017, amounted to $1,068,926 compared to $1,491,649 during the nine months ended September 30, 2016. The decrease in total expenses can be primarily attributed to decreased expense for professional services and no additional reserve for expenses.

These transactions resulted in distributable income for the nine months ended September 30, 2017 of $22,061,160, or $.47 per Unit. For the nine months ended September 30, 2016, distributable income was $12,214,166, or $.26 per Unit.

Royalty income for the Trust for the nine months ended September 30, 2017, is associated with actual oil and gas production for the period November 2016 through July 2017 from the properties from which the Royalties were carved. Oil and gas production attributable to the Royalties and the properties from which the Royalties were carved are as follows:

	Nine Months Ended
	2017	2016
Royalties:
Oil sales (Bbls)	298,085	409,349
Gas sales (Mcf)	1,100,970	1,122,229

Properties From Which The Royalties Were Carved:
Oil:
Total oil sales (Bbls)	720,729	889,288
Average per day (Bbls)	2,630	3,246
Average price per Bbl	$45.72	$36.57

Gas:
Total gas sales (Mcf)	3,228,715	4,218,954
Average per day (Mcf)	11,784	22,930
Average price per Mcf	$3.14	$1.97

The average received price of oil increased during the nine months ended September 30, 2017 to $45.72 per barrel compared to $36.57 per barrel for the same period in 2016. The increase in the average price of oil is primarily due to worldwide market variables. The increase in the average price of gas (including natural gas liquids) from $1.97 per Mcf for the nine months ended September 30, 2016, to $3.14 per Mcf for the nine months ended September 30, 2017, is primarily the result of a change in overall market variables.

Since the oil and gas sales volumes attributable to the Royalties are based on an allocation formula that is dependent on such factors as price and cost (including capital expenditures), the production amounts in the Royalties section of the above table do not provide a meaningful comparison. Both oil and gas sales volumes from the properties from which the Royalties are carved have decreased for the applicable period of 2017 compared to 2016.

Capital expenditures for the Waddell Ranch properties for the nine months ended September 30, 2017 totaled $1.2 million (gross) compared to $4.0 million (gross) to the Trust for the same period in 2016. ConocoPhillips has previously advised the Trust that the 2017 capital expenditures budget for the Waddell Ranch properties is $3.2 million (gross).

The Trustee has been advised that 0 workover wells were completed and 0 new wells were completed (0 vertical, 0 horizontal) on the Waddell Ranch properties during the nine months ended September 30, 2017, as compared to 0 workover wells completed and 0 new wells completed on the Waddell Ranch properties during the nine months ended September 30, 2016. There were various facility projects in progress for the third quarter of 2017.

Lease operating expenses and property taxes totaled $11.9 million for the nine months ended September 30, 2017, compared to $17.1 million for the same period in 2016. The decrease in lease operating expense is primarily attributable to decreased spending on facilities and maintenance.

Calculation of Royalty Income

The Trust’s royalty income is computed as a percentage of the net profit from the operation of the properties in which the Trust owns net overriding royalty interests. These percentages of net profits are 75% and 95% in the case of the Waddell Ranch properties and the Texas Royalty properties, respectively. Royalty income received by the Trust for the three months ended September 30, 2017 and 2016, respectively, were computed as shown in the table below:

	THREE MONTHS ENDED SEPTEMBER 30
	2017		2016
	WADDELL RANCH PROPERTIES	TEXAS ROYALTY PROPERTIES	WADDELL RANCH PROPERTIES		TEXAS ROYALTY PROPERTIES
Gross proceeds of sales from the Underlying Properties
Oil proceeds	$7,115,106	$3,211,420	$9,039,115		$3,088,046
Gas proceeds	2,941,147	401,527	2,642,591		321,731
Other (adjustment)	54,404	—	—	*	—

Total	10,110,657	3,612,947	11,681,706		3,409,777

Less:
Severance tax:
Oil	316,070	124,355	399,953		94,991
Gas	(29,322)	18,469	130,895		13,987
Other	—	—	—		—
Lease operating expense and property tax:
Oil and gas	5,044,748	375,000	4,773,880		465,000
Capital expenditures	572,564	—	1,229,122		—

Total	5,904,060	517,824	6,533,850		573,978

Net profits	4,206,597	3,095,123	5,147,856		2,835,799
Net overriding royalty interests	75%	95%	75%		95%

Royalty income	$3,154,948	2,940,367	$3,860,892		2,694,009

*	As of September 30, 2017, the cumulative NPI deficit is zero.

Critical Accounting Policies and Estimates

A disclosure of critical accounting policies and the more significant judgments and estimates used in the preparation of the Trust’s financial statements is included in Item 7 of the Trust’s Annual Report on Form 10-K for the year ended December 31, 2016. There have been no significant changes to the critical accounting policies during the nine months ended September 30, 2017.

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

On May 14, 2013, the Committee of Sponsoring Organizations of the Treadway Commission issued an updated version of its Internal Control — Integrated Framework (the “2013 Framework”) which helps organizations design, implement and evaluate the effectiveness of internal control concepts and simplify their use and application. As of the end of the period covered by this report, the Trustee carried out an evaluation of the effectiveness of the design and operation of the Trust’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15 based on the criteria established in the 2013 Framework. Based upon that evaluation, the Trustee concluded that the Trust’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Trust in the reports that it files or submits under the Securities Exchange Act of 1934 and are effective in ensuring that information required to be disclosed by the Trust in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Trustee to allow timely decisions regarding required disclosure. In its evaluation of disclosure controls and procedures, the Trustee has relied, to the extent considered reasonable, on information provided by Burlington Resources Oil & Gas Company LP, the owner of the Waddell Ranch properties, and Riverhill Energy Corporation, the owner of the Texas Royalty properties. In order to provide more comprehensive controls to remediate the material weakness identified in our December 21, 2016 10-K filings, the Trustee has initiated additional review procedures for the financial reporting in the Trust’s quarterly reports on Form 10-Q and annual reports on Form 10-K. An additional officer of the Trustee reviews the internal financial statements and standard adjustments and compares significant totals from the internal statements to the Trust’s Form 10-Q and Form 10-K filings. The officer performs a review and reconciles the filing back to the source data and reviews all significant transactions.

PART II — OTHER INFORMATION

Item 1A.	Risk Factors

Risk factors relating to the Trust are contained in Item 1A of the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016. No material change to such risk factors has occurred during the nine months ended September 30, 2017.

Items 2 through 5.

Not applicable.

Item 6.	Exhibits

4.1	Permian Basin Amended and Restated Royalty Trust Indenture dated June 20, 2014, between Southland Royalty Company (now Burlington Resources Oil & Gas Company LP) and The First National Bank of Fort Worth (now Southwest Bank), as Trustee, heretofore filed as Exhibit 4.1 to the Trust’s Quarterly Report on Form 10-Q to the Securities and Exchange Commission for the quarterly period ended June 30, 2014 and incorporated herein by reference. *

4.2	Net Overriding Royalty Conveyance (Permian Basin Royalty Trust) from Southland Royalty Company (now Burlington Resources Oil & Gas Company LP) to The First National Bank of Fort Worth (now Southwest Bank) as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit (4)(b) to the Trust’s Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980 and incorporated herein by reference. * (P)

4.3	Net Overriding Royalty Conveyance (Permian Basin Royalty Trust—Waddell Ranch) from Southland Royalty Company (now Burlington Resources Oil & Gas Company LP) to The First National Bank of Fort Worth (now Southwest Bank), as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit (4)(c) to the Trust’s Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980 and incorporated herein by reference. * (P)

10.1	Registration Rights Agreement dated as of July 21, 2004, by and between Burlington Resources Inc. and Bank of America, N.A., as trustee of Permian Basin Royalty Trust, heretofore filed as Exhibit 10.1 to the Trust’s Quarterly Report on Form 10-Q to the Securities and Exchange Commission for the quarterly period ended June 30, 2004, and incorporated herein by reference. *

10.2	Underwriting Agreement dated December 15, 2005, among the Permian Basin Royalty Trust, Burlington Resources, Inc., Burlington Resources Oil & Gas L.P. and Lehman Brothers Inc. and Wachovia Capital Markets, LLC as representatives of the several underwriters, heretofore filed as Exhibit 10.1 to the Trust’s current report on Form 8-K to the Securities and Exchange Commission filed on December 19, 2005, and incorporated herein by reference. *

10.3	Underwriting Agreement dated August 2, 2005, among the Permian Basin Royalty Trust, Burlington Resources, Inc., Burlington Resources Oil & Gas L.P. and Goldman Sachs & Co. and Lehman Brothers Inc. as representatives of the several underwriters, heretofore filed as Exhibit 10.1 to the Trust’s current report on Form 8-K to the Securities and Exchange Commission filed on August 8, 2005, and incorporated herein by reference. *

10.4	Underwriting Agreement dated August 17, 2006, among Permian Basin Royalty Trust, ConocoPhillips, Burlington Resources Oil & Gas Company LP and Lehman Brothers Inc. and Wachovia Capital Markets, LLC as representatives of the several underwriters heretofore filed as Exhibit 10.1 to the Trust’s current report on Form 8-K to the Securities and Exchange Commission filed on August 22, 2006, and incorporated herein by reference. *

31.1	Certification by Ron E. Hooper, Senior Vice President Royalty Trust Management of Southwest Bank, Trustee of Permian Basin Royalty Trust, dated November 7, 2017 and submitted pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate by Southwest Bank, Trustee of Permian Basin Royalty Trust, dated November 7, 2017 and submitted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

*	A copy of this Exhibit is available to any Unit holder, at the actual cost of reproduction, upon written request to the Trustee, Southwest Bank, 2911 Turtle Creek Boulevard, Suite 850, Dallas, Texas 75219.
(P)	Paper exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHWEST BANK, TRUSTEE FOR THE PERMIAN BASIN ROYALTY TRUST

By:	/s/ RON E. HOOPER
Ron E. Hooper
SVP Royalty Trust Management

Date: November 7, 2017

(The Trust has no directors or executive officers.)