Form 10-K
period 2017-12-31
PERMIAN BASIN ROYALTY TRUST
filed 2018-03-15
CIK 319654

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-8033

Permian Basin Royalty Trust

(Exact Name of Registrant as Specified in the Permian Basin Royalty Trust Indenture)

Texas	75-6280532
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

Royalty Trust Management

Simmons Bank

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑        No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐        No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging Growth Company ☐
(Do not check if a smaller reporting company)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐        No  ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $405,496,525.

At March 1, 2018, there were 46,608,796 Units of Beneficial Interest of the Trust outstanding.

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

The Permian Basin Royalty Trust (the “Trust”) is an express trust created under the laws of the state of Texas by the Permian Basin Royalty Trust Indenture (the “Trust Indenture”) entered into on November 3, 1980, between Southland Royalty Company (“Southland Royalty”) and The First National Bank of Fort Worth, as Trustee. Simmons Bank, an Arkansas state-chartered bank (“Simmons Bank”), is now the Trustee of the Trust. The principal office of the Trust (sometimes referred to herein as the “Registrant”) is located at 2911 Turtle Creek Boulevard, Suite 850, Dallas, Texas (telephone number (855) 588-7839).

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

Effective October 19, 2017, Simmons First National Corporation (“SFNC”) completed its acquisition of First Texas BHC, Inc., the parent company of Southwest Bank. SFNC is the parent company of Simmons Bank. SFNC merged Southwest Bank with Simmons Bank effective February 20, 2018. The defined term “Trustee” as used herein shall refer to Bank of America N.A. for periods prior to August 29, 2014, and shall refer to Southwest Bank for periods from August 29, 2014 through February 19, 2018 and shall refer to Simmons Bank for periods on and after February 20, 2018.

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

In 1985, Southland Royalty became a wholly-owned subsidiary of Burlington Northern Inc. (“BNI”). In 1988, BNI transferred its natural resource operations to Burlington Resources Inc. (“BRI”) as a result of which Southland Royalty became a wholly-owned indirect subsidiary of BRI. As a result of this transfer, Meridian Oil Inc., a Delaware corporation (“MOI”), which was the parent company of Southland Royalty, became a wholly owned direct subsidiary of BRI. Effective January 1, 1996, Southland Royalty was merged with and into MOI. As a result of this merger, the separate corporate existence of Southland Royalty ceased and MOI survived and succeeded to the ownership of all of the assets of Southland Royalty and assumed all of its rights, powers, privileges, liabilities and obligations. Effective July 11, 1996, MOI changed its name to Burlington Resources Oil & Gas Company, now Burlington Oil & Gas Company LP (“BROG”). Any reference to BROG hereafter for periods prior to the occurrence of the aforementioned name change or merger should, as applicable, be construed to be a reference to MOI or Southland Royalty. Further, BROG notified the Trust that, on February 14, 1997, the Texas Royalty properties (as defined herein on page 9) that are subject to the Net Overriding Royalty Conveyance dated November 1, 1980 (the “Texas Royalty Conveyance”), were sold to Riverhill Energy Corporation (“Riverhill Energy”) of Midland, Texas. Effective March 31, 2006, ConocoPhillips acquired BRI pursuant to a merger between BRI and a wholly-owned subsidiary of ConocoPhillips. As a result of this acquisition, BRI and BROG are both wholly-owned subsidiaries of ConocoPhillips.

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

federal income tax purposes. Simmons Bank, EIN: 71-0162300, 2911 Turtle Creek Boulevard, Suite 850, Dallas, Texas 75219, telephone number (855) 588-7839, email address trustee@pbt-permian.com, is the representative of the Trust that will provide tax information in accordance with applicable U.S. Treasury Regulations governing the information reporting requirements of the Trust as a WHFIT. Tax information is also posted by the Trustee at www.pbt-permian.com. Notwithstanding the foregoing, the middlemen holding Trust Units on behalf of Unit holders, and not the Trustee of the Trust, are solely responsible for complying with the information reporting requirements under the U.S. Treasury Regulations with respect to such Trust Units, including the issuance of IRS Forms 1099 and certain written tax statements. Unit holders whose Trust Units are held by middlemen should consult with such middlemen regarding the information that will be reported to them by the middlemen with respect to the Trust Units.

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

Production and development costs attributable to the Royalties are deducted in the calculation of the Trust’s share of net proceeds. Accordingly, higher or lower production and development costs will directly decrease or increase the amount received by the Trust from the Royalties. Production and development costs are impacted by increases in commodity prices, both directly, through commodity price dependent costs, such as electricity, and indirectly, as a result of demand driven increases in costs of oilfield goods and services. For example, the costs of electricity that will be included in production and development costs deducted in calculating the Trust’s share of 2018 net proceeds could increase compared to the electrical costs incurred during 2017 if higher fuel surcharges are charged by the third party electricity provider in response to any increased costs of natural gas consumed to generate the electricity. These increased costs could reduce the Trust’s share of 2018 net proceeds below the level that would exist if such costs remained at the level experienced in 2017. Similarly, new or changes to existing laws or regulations with which the

Underlying Properties must comply, including environmental regulations or regulation of injection and disposal wells in connection with concerns regarding seismic activity, could result in increased production or development costs. If production and development costs attributable to the Royalties exceed the gross proceeds related to production from the Underlying Properties, the Trust will not receive net proceeds until future proceeds from production exceed the total of the excess costs plus accrued interest during the deficit period. Development activities may not generate sufficient additional proceeds to repay the costs.

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

The Trust has not received any written comments from the Securities and Exchange Commission staff regarding its periodic or current reports under the Act not less than 180 days before December 31, 2017, which comments remain unresolved.

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

A production index for oil and gas properties is the number of years derived by dividing remaining reserves by current production. The production index for the Trust properties based on the reserve report prepared by independent petroleum engineers as of December 31, 2017, is approximately 8.3 years.

The following information under this Item 2 is based upon data and information, including audited computation statements, furnished to the Trustee by BROG and Riverhill Energy.

PRODUCING ACREAGE, WELLS AND DRILLING

Waddell Ranch Properties.    The net profits/overriding royalty interest in the Waddell Ranch properties is the largest asset of the Trust. The mineral interests in the Waddell Ranch, from which such net royalty interests are carved, vary from 37.5% (Trust net interest) to 50% (Trust net interest) in 78,715 gross (34,205 net) producing acres. A majority of the proved reserves are attributable to six fields: Dune, Sand Hills (Judkins), Sand Hills (McKnight), Sand Hills (Tubb), University-Waddell (Devonian) and Waddell. At December 31, 2017, the Waddell Ranch properties contained 790 gross (348 net) productive oil wells, 158 gross (65 net) productive gas wells and 250 gross (102 net) injection wells.

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

The Waddell Ranch properties are mature producing properties, and all of the major oil fields are currently being waterflooded for the purpose of facilitating enhanced recovery. Proved reserves and estimated future net revenues attributable to the properties are included in the reserve reports summarized below. BROG does not own the full working interest in any of the tracts constituting the Waddell Ranch properties and, therefore, implementation of any development programs will require approvals of other working interest holders as well as BROG. In addition, implementation of any development programs will be dependent upon oil and gas prices currently being received and anticipated to be received in the future. There were 0 gross (0 net) drill wells completed on the Waddell Ranch properties during 2017. At December 31, 2017, there were 0 drill wells and 1 workover in progress on the Waddell Ranch properties. There were 0 gross (0 net) drill wells completed on the Waddell Ranch properties during 2016. At December 31, 2016, there were 0 drill wells and 1 workover in progress on the Waddell Ranch properties. There were 12 gross (5 net) drill wells completed on the Waddell Ranch properties during 2015. At December 31, 2015, there were 0 drill wells and 0 workovers in progress on the Waddell Ranch properties.

BROG has advised the Trustee that the total amount of capital expenditures for 2017 with regard to the Waddell Ranch properties totaled $3.2 million (gross). Capital expenditures include the cost of remedial and maintenance activities. This amount spent is approximately $3.2 million of the budgeted amount projected by BROG for 2017.

BROG has advised the Trustee that the capital expenditures budget for 2018 totals approximately $4.3 million (gross) ($1.9 million net to the Trust), of which approximately $3.2 million (gross) is attributable to facilities. The remaining $1.0 million would be attributable to 2 recompletions. Accordingly, there is a 26% increase in capital expenditures for 2018 as compared with the 2017 capital expenditures. The major reason for the variance is the increased prices. There will be 0 new drill wells and 2 recompletions in 2018 as compared to 0 new drill wells and 1 recompletion in 2017.

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

Well Count and Acreage Summary.    The following table shows as of December 31, 2017, the gross and net producing wells and acres for the BROG interests on the Waddell Ranch. The net wells and acres are determined by multiplying the gross wells or acres by the BROG interests owner’s working interest in the wells or acres. Similar information is not available for the Riverhill Energy interests. There is no undeveloped acreage on the Waddell Ranch properties.

	Number of Wells		Acres
	Gross	Net	Gross	Net
BROG Interests	948	412	76,921	33,314

OIL AND GAS PRODUCTION

The Trust recognizes production during the month in which the related distribution is received. Production of oil and gas attributable to the Royalties and the Underlying Properties, the related average sales prices and the average production cost per unit of production attributable to the Underlying Properties for the three years ended December 31, 2017, excluding portions attributable to the adjustments discussed below, were as follows:

	Waddell Ranch Properties			Texas Royalty Properties			Total
	2017	2016	2015	2017	2016	2015	2017	2016	2015
Royalties:
Production
Oil (barrels)	289,349	209,777	30,934	255,680	280,654	313,861	545,029	490,431	344,795
Gas (Mcf)	1,699,525	1,250,235	251,075	285,453	340,446	399,390	1,984,978	1,590,681	650,465
Underlying Properties:
Production
Oil (barrels)	688,851	570,580	886,960	282,390	300,710	330,379	971,241	871,290	1,217,339
Gas (Mcf)	3,978,339	3,402,004	5,181,255	315,206	362,918	420,411	4,293,545	3,764,922	5,601,666
Average Sales Price
Oil/barrel	$46.35	$40.81	$54.37	$45.80	$34.55	$51.34	$45.88	$39.73	$51.61
Gas/Mcf	$3.12	$2.17	$2.68	$5.22	$3.33	$5.08	$3.28	$2.29	$4.15
Average Production Cost Oil/Gas BOE	$13.38	$6.79	$16.56	$3.48	$8.73	$6.64	$11.41	$12.94	$14.71

Since the oil and gas sales attributable to the Royalties are based on an allocation formula that is dependent on such factors as price and cost (including capital expenditures), production amounts do not necessarily provide a meaningful comparison.

Waddell Ranch properties lease operating expense for 2017 was $16,402,257 (gross). The lease operating expense increased from $12,880,420 in 2016 primarily because of increasing activity. Waddell Ranch lifting cost on a barrel of oil equivalent (BOE) basis was $12.48/bbl as compared to $6.79 in 2016 and $16.56 in 2015.

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

The independent petroleum engineers’ reports as to the proved oil and gas reserves attributable to the Royalties conveyed to the Trust were obtained from Cawley, Gillespie & Associates, Inc. Cawley, Gillespie & Associates, Inc. has been in business since 1973 when the petroleum consulting firm Keller & Augustson merged with the petroleum consulting firm Cawley, Harrington & Gillespie. The primary business of Cawley, Gillespie & Associates, Inc. is the estimation and evaluation of petroleum reserves. Kenneth J. Mueller, has been employed by Cawley, Gillespie & Associates, Inc. since 1996. Mr. Mueller attended Texas A&M University from 1975 to 1979, graduating with a Bachelor of Science degree, Summa Cum Laude, in Petroleum Engineering in 1979, and has in excess of eighteen years experience in oil and gas reserves studies and evaluations. Mr. Mueller is a licensed professional engineer with the Texas Board of Professional Engineers and a member of the Texas Society of Professional Engineers.

Cawley, Gillespie & Associates, Inc.’s reports are attached as exhibits to this Form 10-K. The following table presents a reconciliation of proved reserve quantities from January 1, 2015 through December 31, 2017 (in thousands):

	Waddell Ranch Properties		Texas Royalty Properties		Total
	Oil (Bbls)	Gas (Mcf)	Oil (Bbls)	Gas (Mcf)	Oil (Bbls)	Gas (Mcf)
January 1, 2015	2,132	10,230	3,244	2,947	5,376	13,177
Extensions, discoveries, and other additions	65	201	—	—	65	201
Revisions of previous estimates	(728)	(3,624)	242	(58)	(486)	(3,682)
Production	(31)	(251)	(314)	(399)	(345)	(650)

December 31, 2015	1,438	6,556	3,172	2,490	4,610	9,046
Extensions, discoveries, and other additions	85	152	—	—	85	152
Revisions of previous estimates	(14)	485	178	33	164	518
Production	(152)	(893)	(252)	(305)	(404)	(1,198)

December 31, 2016	1,357	6,300	3,098	2,218	4,455	8,518
Extensions, discoveries, and other additions	31	649	—	—	31	649
Revisions of previous estimates	529	3,243	136	77	665	3,320
Production	(289)	(1700)	(256)	(285)	(545)	(1,985)

December 31, 2017	1,628	8,492	2,978	2,010	4,606	10,502

Estimated quantities of proved reserves and net cash flow as of December 31, 2017 are as follows:

	Waddell Ranch Properties
	Oil (Mstb)	Gas (Mcf)	Net Cash Flow, M$	10% Disc. Cash Flow, M$
Proved Developed Producing	1,574	8,206	$96,128	$63,224
Proved Developed Non-Producing	54	286	$3,310	$1,458

Proved Developed	1,628	8,492	$99,438	$64,682
Proved Undeveloped	—	—	—	—

Total Proved	1,628	8,492	$99,438	$64,682

	Texas Royalty Properties
	Oil (Mstb)	Gas (Mcf)	Net Cash Flow, M$	10% Disc. Cash Flow, M$
Proved Developed Producing	2,978	2,010	$146,133	$65,228
Proved Developed	2,978	2,010	$146,133	$65,228

Total Proved	2,978	2,010	$146,133	$65,228

	Total Waddell Ranch Plus Texas Royalty Properties
	Oil (Mstb)	Gas (Mcf)	Net Cash Flow, M$	10% Disc. Cash Flow, M$
Proved Developed Producing	4,552	10,216	$242,261	$128,452
Proved Developed Non-Producing	54	286	$3,310	$1,458

Proved Developed	4,606	10,502	$245,571	$129,910
Proved Undeveloped	—	—	—	—

Total Proved	4,606	10,502	$245,571	$129,910

Estimated quantities of proved developed reserves of oil and gas as of the dates indicated were as follows (in thousands):

	Oil (Barrels)	Gas (Mcf)
Proved Developed Reserves:
January 1, 2015	5,160	12,129
December 31, 2015	4,610	9,046
December 31, 2016	4,455	8,578
December 31, 2017	4,606	10,502

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

The 2017, 2016 and 2015 change in the standardized measure of discounted future net cash revenues related to future royalty income from proved reserves attributable to the Royalties discounted at 10% is as follows (in thousands):

	Waddell Ranch Properties			Texas Royalty Properties			Total
	2017	2016	2015	2017	2016	2015	2017	2016	2015
January 1	$42,332	$55,321	$159,596	$55,745	$70,784	$142,686	$98,077	$126,105	$302,282
Extensions, discoveries, and other additions	2,093	1,347	—	—	—	—	2,093	1,347	—
Accretion of discount	4,233	5,532	15,960	5,575	7,078	14,269	9,808	12,610	30,229
Revisions of previous estimates and other	33,845	(9,081)	(118,053)	16,646	(11,817)	(70,557)	50,491	(20,898)	(188,610)
Royalty income	(17,821)	(10,787)	(2,182)	(12,738)	(10,300)	(15,614)	(30,559)	(21,087)	(17,796)

December 31	$64,682	$42,332	$55,321	$65,228	$55,745	$70,784	$129,910	$98,077	$126,105

Average oil and gas prices of $51.34 per barrel and $2.97 per Mcf were used to determine the estimated future net revenues from the Waddell Ranch properties and the Texas Royalty properties, respectively, at December 31, 2017. The upward revisions of both reserves and discounted future net cash flows for the Waddell Ranch properties are primarily due to stronger pricing for oil and gas. The Texas Royalty Properties are revised downward due to stronger pricing for oil and gas.

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

The following presents estimated future net revenue and the present value of estimated future net revenue attributable to the Royalties, for each of the years ended December 31, 2017, 2016 and 2015 (in thousands):

	2017		2016		2015
	Estimated Future Net Revenue	Present Value at 10%	Estimated Future Net Revenue	Present Value at 10%	Estimated Future Net Revenue	Present Value at 10%
Total Proved
Waddell Ranch properties	$99,438	$64,682	$64,167	$42,332	$79,602	$55,321
Texas Royalty properties	146,133	65,228	124,102	55,745	158,101	70,784

Total	$245,571	$129,910	$188,269	$98,077	$237,703	$126,105

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

Exploration and production operations are subject to various types of regulation at the federal, tribal, state and local levels. Such regulation includes requiring permits for the drilling and production of wells, maintaining bonding requirements in order to drill or operate wells, and regulating the location of wells, the method of drilling and casing wells, controlling and remediating pollution from exploration and production activities, proper handling and disposal of waste generated from exploration and production operations, the surface use and restoration of properties upon which wells are drilled and the plugging and abandonment of wells. Natural gas and oil operations are also subject to various conservation laws and regulations that regulate the size of drilling and spacing units or proration units and the density of wells which may be drilled and unitization or pooling of oil and gas properties. In addition, state conservation laws establish maximum allowable production from natural gas and oil wells, generally prohibit the venting or flaring of natural gas and impose certain requirements regarding the ratability of production. The effect of these regulations is to limit the amounts of natural gas and oil that can be produced, potentially to raise prices, and to limit the number of wells or the locations which can be drilled.

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

Local Regulation

Drilling for and production and transportation of crude oil and natural gas are also regulated by local authorities. Local laws may include land use regulations, permitting requirements, and noise and traffic ordinances. Such regulation could increase drilling and production costs or create delays in development and production of the Underlying Properties.

Environmental Regulation

Companies in the oil and gas industry are subject to stringent and complex federal, tribal, state and local laws and regulations governing the health and safety aspects of oil and gas operations, the management and discharge of materials into the environment, or otherwise relating to environmental protection. Those laws and regulations may impose numerous obligations that are applicable to the operations of the Underlying Properties, including the acquisition of a permit before conducting drilling, production or underground injection activities; the restriction on the types, quantities and concentrations of materials that can be released into the environment; the limitation or prohibition of drilling activities on certain lands lying within wilderness, wetlands, endangered or threatened species habitat, and other protected areas; the installation of emission monitoring and/or pollution control equipment; the reporting of the types and quantities of various substances that are stored, processed, or released in connection with operation of the Underlying Properties; the remediation of pollution from current or former operations, such as cleanup of releases, pit closure, removal of surface equipment and plugging of abandoned wells; the planning and preparedness for spill and emergency response activities; the application of specific health and safety criteria addressing worker protection; and the imposition of substantial liabilities for pollution resulting from operations including waste generation, air emissions, water discharges and current and historical waste disposal practices. Failure to comply with these laws and regulations may result in the assessment of administrative, civil or criminal penalties; the imposition of investigatory or remedial obligations; and the issuance of injunctions limiting or preventing some or all of the operations. Under certain environmental laws and regulations, the operators of the Underlying Properties could also be subject to joint and several, strict liability for the removal or remediation of previously released materials or property contamination, in either case, whether at a drill site or a waste disposal facility, regardless of whether the operators were responsible for the release or contamination or if the operations were in compliance with all applicable laws at the time those actions were taken.

In addition, climate change is the subject of an important public policy debate and the basis for new legislation proposed by the United States Congress and certain states. Some states have adopted climate change statutes and regulations. The United States Environmental Protection Agency (the “EPA”) has promulgated greenhouse gas monitoring and reporting regulations that, since 2011, have required annual reporting of carbon dioxide, methane and nitrous oxide emissions from certain sources in the oil and natural gas industry sector, including in the onshore oil and natural gas production segment.

Beyond measuring and reporting, the EPA issued an “Endangerment Finding” under Section 202(a) of the Clean Air Act, concluding that greenhouse gas pollution threatens the public health and welfare of future generations. The EPA indicated that it will use data collected through the reporting rules to decide whether to promulgate future greenhouse gas emission limits. On August 16, 2012, the EPA issued a final rule that established new source performance standards for volatile organic compounds (“VOC(s)”) and sulfur dioxide, an air toxics standard for major sources of oil and natural gas production, and an air toxics standard for major sources of natural gas transmission and storage. The rule required that, starting January 1, 2015, all hydraulically fractured or refractured natural gas wells be completed using reduced emission (“green”) completion technology, which significantly reduces VOC emissions. Limiting emissions of VOCs will have the co-benefit of also limiting methane, a greenhouse gas. These regulations also apply to storage tanks and other equipment in the affected oil and natural gas industry segments. On May 12 2016, the EPA issued a final rule establishing additional standards for the reduction of methane, VOCs, and other emissions from new and existing sources in the oil and gas sector. Among other requirements, these new standards require green completion technology for new hydraulically fractured or refractured oil wells.

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

The Federal Water Pollution Control Act, also known as the Clean Water Act (“CWA”), and analogous state laws impose restrictions and strict controls on the discharge of pollutants, including produced waters and other oil and natural gas wastes, into waters of the United States. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by EPA or the relevant state agency. The CWA also prohibits the discharge of dredge and fill material in regulated waters, including wetlands, unless authorized by a permit issued by the U.S. Army Corps of Engineers. In May 2015, EPA and the U.S. Army Corps of Engineers jointly announced a final rule defining the “Waters of the United States” which are protected under the CWA. The new rule, which would have made additional waters expressly Waters of the United States and therefore subject to the jurisdiction of the Clean Water Act, rather than subject to a case-specific evaluation, was stayed by the U.S. Court of Appeals for the Sixth Circuit before it took effect. On February 1, 2018, EPA officially delayed implementation of the 2015 rule until early 2020. Meanwhile, the U.S. Army Corps of Engineers and EPA could initiate rulemaking to revise the definition of “Waters of the United States.”

Spill prevention, control, and countermeasure (“SPCC”) regulations promulgated under the CWA and later amended by the Oil Pollution Act of 1990 impose obligations and liabilities related to the prevention of oil spills and damages resulting from such spills into or threatening waters of the United States or adjoining shorelines. For example, operators of certain oil and natural gas facilities that store oil in more than threshold quantities, the release of which could reasonably be expected to reach jurisdictional waters, must develop, implement, and maintain SPCC Plans. Federal and state regulatory agencies can impose administrative, civil and criminal penalties for non-compliance with discharge permits or other requirements of the CWA and analogous state laws and regulations.

The Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), also known as the “superfund” law, imposes liability, regardless of fault or the legality of the original conduct, on certain classes of persons that contributed to the release of a “hazardous substance” into the environment. These persons include the current or previous owner and operator of a site where a hazardous substance has been disposed and persons who disposed or arranged for the disposal of a hazardous substance at a site, or transported a hazardous substance to a site for disposal. CERCLA also authorizes the EPA and, in some cases, private parties to take actions in response to threats to the public health or the environment and to seek recovery from such responsible classes of persons of the costs of such an action. In the course of operations, the working interest owner and/or the operator of the Underlying Properties may have generated and may generate wastes that may fall within CERCLA’s definition of “hazardous substances”. The operator of the Underlying Properties or the working interest owners may be responsible under CERCLA for all or part of the costs to clean up sites at which such substances have been disposed. Although the Trust is not the operator of any of the Underlying Properties, or the owner of any working interest, its ownership of royalty interests could cause it to be responsible for all or part of such costs to the extent CERCLA imposes responsibility on such parties as “owners.”

The Underlying Properties have produced oil and/or gas for many years and, in connection with that production, managed waste, such as drilling fluids and produced water, that is subject to regulation under environmental laws. Although the Trust has no knowledge of the procedures followed by the operators of the Underlying Properties in this regard, hydrocarbons or other solid or hazardous wastes may have been or may be disposed or released on, under, or from the Underlying Properties by the current or previous operators or may have been disposed offsite of the Underlying Properties. Federal, state and local laws and regulations applicable to oil and gas-related wastes and properties have become increasingly more stringent. Failure to comply with these laws and regulations may result in the assessment of administrative, civil or criminal penalties, the imposition of investigatory, ongoing monitoring, or remedial obligations, and/or the issuance of injunctions limiting or preventing some or all of the operations. Under these laws, removal or remediation of current releases of such materials or of previously disposed wastes or property contamination at a drill site or a waste disposal facility could be required by a governmental authority regardless of whether the operators of the Underlying Properties were responsible for the release or contamination or if the operations were in compliance with all applicable laws at the time those actions were taken could be required by a governmental authority.

The federal Safe Drinking Water Act (“SDWA”) and the Underground Injection Control (“UIC”) program promulgated under the SDWA and state programs regulate the drilling and operation of salt water disposal wells. EPA directly administers the UIC program in some states and in others administration is delegated to the state. Permits must be obtained before drilling salt water disposal wells, and casing integrity monitoring must be conducted periodically to ensure that the disposed waters are not leaking into groundwater. In addition, because some states have become concerned that the injection or disposal of produced water could, under certain circumstances, trigger or contribute to earthquakes, they have adopted or are considering additional regulations regarding such disposal methods. Changes in regulations or the inability to obtain permits for new disposal wells in the future may affect the ability of the operators of the Underlying Properties to dispose of produced water and ultimately increase the cost of operation of the Underlying Properties or delay production schedules. For example, in 2014, the Railroad Commission of Texas (“RRC”) published a final rule governing permitting or re-permitting of disposal wells that would require, among other things, the submission of information on seismic events occurring within a specified radius of the disposal well location, as well as logs, geologic cross sections and structure maps relating to the disposal area in question. If the permittee or an applicant of a disposal well permit fails to demonstrate that the injected fluids are confined to the disposal zone or if scientific data indicates such a disposal well is likely to be or determined to be contributing to seismic activity, then the RRC may deny, modify, suspend or terminate the permit application or existing operating permit for that well.

Various state and federal statutes prohibit certain actions that adversely affect endangered or threatened species and their habitat, migratory birds and their habitat, wetlands, and natural resources. These statutes include the Endangered Species Act, the Migratory Bird Treaty Act, the CWA, and CERCLA. The United States Fish and Wildlife Service (“USFWS”) may designate critical habitat and suitable habitat areas that it believes are necessary for the survival of threatened or endangered species. A critical habitat or suitable habitat designation could result in further material restrictions to federal land use and private land use and could delay or prohibit land access or development. Where takings of, or harm to, species or damages to wetlands, habitat or natural resources occur or may occur, government entities or at times private parties may act to restrict or prevent oil and gas exploration or production activities or seek damages for harm to species, habitat or natural resources resulting from drilling or construction or production activities, including, for example, for releases of oil, wastes, hazardous substances or other regulated materials, and may seek natural resources damages and, in some cases, criminal penalties.

The Underlying Properties and operation thereof may be subject to the requirements of the federal Occupational Safety and Health Act (“OSHA”) and comparable state statutes. The OSHA hazard communication standard, the EPA community right-to-know regulations under Title III of CERCLA and similar state statutes may require disclosure of information about hazardous materials used, produced or otherwise managed during operation of the Underlying Properties. These laws also require the development of risk management plans for certain facilities to prevent accidental releases of pollutants.

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

Other Regulation

The petroleum industry is also subject to compliance with various other federal, tribal, state, and local regulations and laws, including, but not limited to, occupational safety, resource conservation and equal employment opportunity. The Trustee does not believe that compliance with these laws by the operating parties will have any material adverse effect on Unit holders.

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

Units of Beneficial Interest

Units of Beneficial Interest (“Units”) of the Trust are traded on the New York Stock Exchange with the symbol PBT. Quarterly high and low sales prices and the aggregate amount of monthly distributions paid each quarter during the Trust’s two most recent years were as follows:

	Sales Price		Distributions Paid
2017	High	Low
First Quarter	$9.77	$7.80	$.197153
Second Quarter	10.30	8.02	.149581
Third Quarter	9.68	7.80	.126592
Fourth Quarter	9.84	8.48	.155855

Total for 2017			$0.629181

2016	High	Low	Distributions Paid
First Quarter	$6.55	$4.20	$.049459
Second Quarter	7.54	5.91	.078591
Third Quarter	7.47	6.10	.133962
Fourth Quarter	8.50	6.66	.153115

Total for 2016			$0.415127

Approximately 981 Unit holders of record held the 46,608,796 Units of the Trust at December 31, 2017.

The Trust has no equity compensation plans and has not repurchased any Units during the period covered by this report.

Item 6.	Selected Financial Data

	For the Year Ended December 31,
	2017	2016	2015	2014	2013
Royalty income	$30,559,527	$21,087,908	$17,795,462	$49,010,648	$41,746,191
Distributable income	$29,325,416	$19,348,835	$16,049,702	$47,717,493	$40,519,731
Distributable income per Unit	$.63	$0.42	$0.34	$1.02	$.87
Distributions per Unit	$.63	$0.42	$0.34	$1.02	$.87
Total assets, December 31	$3,950,462	$4,398,723	$2,145,443	$2,828,267	$3,917,570

Computation of Royalty Income Received by the Trust

The Trust’s royalty income is computed as a percentage of the net profit from the operation of the properties in which the Trust owns net overriding royalty interests. The percentages of net profits are 75% and 95% in the cases of the Waddell Ranch properties and the Texas Royalty properties, respectively. Royalty income received by the Trust for the five years ended December 31, 2017, was computed as shown in the table on the next page.

	Year Ended December 31,
	2017		2016		2015		2014		2013
Gross Proceeds of Sales From the Underlying Properties:	Waddell Ranch Properties	Texas Royalty Properties	Waddell Ranch Properties	Texas Royalty Properties	Waddell Ranch Properties	Texas Royalty Properties	Waddell Ranch Properties	Texas Royalty Properties	Waddell Ranch Properties	Texas Royalty Properties
Oil Proceeds	$31,631,883	$12,932,547	$23,228,208	$11,392,255	$44,755,701	$16,961,554	$75,992,426	$30,875,566	$69,680,486	$31,616,260
Gas Proceeds	12,007,971	1,644,306	7,317,646	1,334,390	14,226,102	2,133,924	21,629,550	3,887,441	13,104,312	3,809,522
Other	56,767	—	—	—	(732,097)	—	2,766,256	—	5,415,627	—

Total	43,696,621	14,576,853	30,545,854	12,726,645	58,249,076	19,095,478	100,388,232	34,763,007	88,200,425	35,425,782
Less:
Severance Tax
Oil	1,409,979	452,689	1,030,578	370,941	1,956,811	602,682	3,299,182	1,230,687	2,941,805	1,178,972
Gas	273,048	75,623	338,599	61,814	586,809	110,141	1,084,324	180,361	11,587	204,770
Other	—	—	(349,817)	—	(656,236)	—	666,994	—	848,017	—
Lease Operating Expense and Property Tax Oil and Gas	16,402,257	639,920	12,980,419	1,451,483	26,438,272	1,947,322	29,375,066	1,922,064	26,123,405	2,234,558
Capital Expenditures	1,849,553	—	2,162,579	—	27,014,225	—	40,426,331	—	42,903,501	—

Total	$19,934,837	$1,168,232	$16,162,358	$1,884,238	$55,339,881	$2,660,145	74,851,897	3,333,112	72,828,315	3,618,300
Net Profits	$23,761,784	$13,408,621	$14,383,496	$10,842,407	$2,909,195	$16,435,333	$25,536,335	$31,429,895	$15,372,110	$31,807,482
Net Overriding Royalty Interest	75%	95%	75%	95%	75%	95%	75%	95%	75%	95%
Total Royalty Income for Distribution	$17,821,338	$12,738,189	$10,787,622	$10,300,286	$2,181,896	$15,613,566	$19,152,250	$29,858,400	$11,529,083	$30,217,108

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

Trustee’s Discussion and Analysis for the Three-Year Period Ended December 31, 2017

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

Results of Operations

Royalty income received by the Trust for the three-year period ended December 31, 2017, is reported in the following table:

	Year Ended December 31,
Royalties	2017	2016	2015
Total Revenue	$30,559,527	$21,087,908	$17,795,462
	100%	100%	100%
Oil Revenue	23,225,240	16,870,326	14,058,415
	76%	80%	79%
Gas Revenue	7,334,287	4,217,582	3,737,047
	24%	20%	21%
Total Revenue/Unit	$.655660	$.452444	$.381805

Royalty income of the Trust for the calendar year is associated with actual oil and gas production for the period November of the prior year through October of the current year. Oil and gas sales for 2017, 2016 and 2015 for the Royalties and the Underlying Properties, excluding portions attributable to the adjustments discussed hereafter, are presented in the following table:

	Year Ended December 31,
Royalties	2017	2016	2015
Oil Sales (Bbls)	545,029	490,431	344,795
Gas Sales (Mcf)	1,984,978	1,590,681	650,465
Underlying Properties
Oil
Total Oil Sales (Bbls)	971,241	871,290	1,217,339
Average Per Day (Bbls)	2,661	2,381	3,335
Average Price/Bbl	$45.88	$39.73	$51.61
Gas
Total Gas Sales (Mcf)	4,293,545	3,764,922	5,601,666
Average Per Day (Mcf)	11,763	10,287	15,347
Average Price/Mcf	$3.28	$2.29	$4.15

The average price of oil increased to $45.88 per barrel in 2017, up from $39.73 per barrel in 2016. The average price of oil in 2015 was $51.61 per barrel. In addition, the average price of gas increased from $2.29 per Mcf in 2016 to $3.28 per Mcf in 2017. The average price of gas in 2015 was $4.15 per Mcf. Oil prices have increased primarily because of world market conditions. Oil prices are expected to remain volatile. Gas liquids values remain stronger and keep the prices of gas stronger.

Subsequent to December 31, 2017, the price of both oil and gas continued to fluctuate, giving rise to a correlating adjustment of the respective standardized measure of discounted future net cash flows. As of February 26, 2018, NYMEX posted oil prices were approximately $63.81 per barrel, which compared to the posted price of $51.34 per barrel, used to calculate the worth of future net revenue of the Trust’s proved developed reserves, would result in a larger standardized measure of discounted future net cash flows for oil. As of February 26, 2018, NYMEX posted gas prices were $2.60 per million British thermal units. The use of such price, as compared to the posted price of $2.97 per million British thermal units, used to calculate the future net revenue of the Trust’s proved developed reserves would result in a smaller standardized measure of discounted future net cash flows for gas.

Since the oil and gas sales attributable to the Royalties are based on an allocation formula that is dependent on such factors as price and cost (including capital expenditures), production amounts do not necessarily provide a meaningful comparison. For the underlying properties total oil production increased by approximately 11% from 2016 to 2017 primarily due to the previous year’s allocation of reduced expenses resulting in an increase of production. For the underlying properties total gas production increased approximately 14% from 2016 to 2017 primarily due to the allocation of reduced expenses resulting in an increase of production.

On May 2, 2011, ConocoPhillips, as the parent company of BROG, the operator of the Waddell Ranch properties, notified the Trustee that as a result of inaccuracies in ConocoPhillips’ accounting and record keeping relating to the Trust’s interest in proceeds from the gas plant production since January 2007, ConocoPhillips overpaid the Trust approximately $5.9 million initially. ConocoPhillips withheld $4.5 million from the proceeds for 2011 pending completions to the corrections of the accounting procedures. Beginning with the October 2012 distribution, previously withheld proceeds of $4.5 million were reimbursed by ConocoPhillips to the Trust ($4.0 million and $0.5 million in 2013 and 2012, respectively). ConocoPhillips has adjusted the monthly royalty payments to the Trust since October 2012 by the related reimbursed amounts to reflect ConocoPhillips’ ongoing correction of past and current production and royalty allocations and the payment of the previously withheld proceeds. These adjustments were completed in the first quarter of 2015. The Trust’s reported royalty income for the years ended December 31, 2017, 2016 and 2015 was not significantly impacted by these offsetting amounts. At this time, the Trustee considers all such corrections and adjustment to be accurate and fairly performed.

Total capital expenditures in 2017 used in the net overriding royalty calculation were approximately $1.9 million (gross) compared to $2.2 million (gross) in 2016 and $7.2 million (gross) in 2015. The operator of the Waddell Ranch properties has informed the Trustee that, in order to halt the production decline curve and to exploit the remaining potential of the Trust’s assets more fully, a more aggressive, robust capital expenditure budget will be necessary in the future and is being pursued.

In 2016, there were 0 recompletion wells completed and 71 wells permanently plugged on the Waddell Ranch properties. Actual costs for this program in 2016 approximated $4.5 million (gross). This cost is for the development program and base facilities. The new drills and recompletions, on average, provided a total of an additional 0 BOEPD to the exit rate or 0 BOEPD annualized average. In 2017, there were 0 new drill wells and 1 recompletion.

Texas law requires all temporarily abandoned wells to be either worked over and recompleted to functional status or permanently plugged and abandoned within a five year time frame. The Waddell Ranch properties contain over 700 such temporarily abandoned wells. In 2017, there was 1 recompletion well completed and 26 wells permanently plugged on the Waddell Ranch properties. Actual costs for this program in 2017 approximated $1.4 million (gross). This cost is for the development program and base facilities. The recompletions, on average, provided a total of an additional 8 BOEPD to the exit rate annualized average as of December 2017. Production reported is gross.

There were 0 gross (0 net) drill wells completed on the Waddell Ranch properties during 2017. At December 31, 2017, there were 0 drill wells and 1 workover in progress on the Waddell Ranch properties.

The operator has advised the Trustee that the proposed budget for 2018 will be $4.3 million (gross) and $1.6 million (net). The 2018 budget will include amounts to be spent on no vertical wells, 2 wells to be worked over and completed, additional facilities and infrastructure improvements and the completion of projects begun in 2017, spending about $3.2 million on this.

In 2017, lease operating expense and property taxes on the Waddell Ranch properties amounted to approximately $16.4 million. In 2016, lease operating expense and property taxes on the Waddell Ranch properties amounted to approximately $12.9 million. In 2015, lease operating expense and property taxes on the Waddell Ranch properties amounted to approximately $26.4 million.

The Trustee has been advised by BROG that since June 2006, the oil from the Waddell Ranch has been marketed by ConocoPhillips by soliciting bids from third parties on an outright sale basis of production listed in bid packages.

During 2017, the monthly royalty receipts were invested by the Trustee until the monthly distribution date, and earned interest totaled $12,675. Interest income for 2016 and 2015 was $2,643 and $103, respectively.

General and administrative expenses in 2017 were $1,246,786 compared to $1,191,716 in 2016 and $1,245,863 in 2015, primarily due to audit of properties and other professional services. The reserve for administrative expenses for any potentially extraordinary events and/or expenses was $1,050,000 as of December 31, 2017. Total reserves for expenses for the years ended December 31, 2017, 2016 and 2015 was $0, $550,000 and $500,000, respectively.

Distributable income for 2017 was $29,325,236 or $.63 per Unit.

Distributable income for 2016 was $19,348,835 or $0.42 per Unit.

Distributable income for 2015 was $16,049,702 or $0.34 per Unit.

Results of the Fourth Quarters of 2017 and 2016

Royalty income received by the Trust for the fourth quarter of 2017 amounted to $7,438,049 or $0.16 per Unit. For the fourth quarter of 2016, the Trust received royalty income of $7,383,205 or $0.15845 per Unit. Interest income for the fourth quarter of 2017 amounted to $4,067 compared to $1,531 for the fourth quarter of 2016. The increase in interest income can be attributed primarily to an increase of funds available. Total general and administrative expenses was $177,860 for the fourth quarter of 2017 compared to $250,067 for the fourth quarter of 2016. The decrease in expenses primarily related to a decrease in the reserve for administrative expenses of $100,000 for the quarter slightly offset by increases in other administrative expenses. The reserve for administrative expenses for any potentially extraordinary events and/or expenses was $1,050,000 as of December 31, 2016, and was increased by $50,000 each month until a reserve of $1,050,000 was reached, as the volatile energy markets continued to create possibilities of extraordinary events and scenarios. There were no additional reserves for expenses recorded during the year ended December 31, 2017.

Royalty income for the Trust for the fourth quarter is associated with actual oil and gas production during August through October from the Underlying Properties. Oil and gas sales attributable to the Royalties and the Underlying Properties for the quarter and the comparable period for 2016 are as follows:

	Fourth Quarter
	2017	2016
Royalties
Oil Sales (Bbls)	132,272	152,703
Gas Sales (Mcf)	478,585	563,963
Underlying Properties
Total Oil Sales (Bbls)	250,512	276,973
Average Per Day (Bbls)	2,723	3,011
Average Price/Bbls	$46.36	$42.24
Total Gas Sales (Mcf)	1,064,951	1,274,098
Average Per Day (Mcf)	11,576	13,831
Average Price/Mcf	$3.53	$2.86

The posted price of oil increased for the fourth quarter of 2017 compared to the fourth quarter of 2016, resulting in an average price per barrel of $46.36 compared to $42.24 in the same period of 2016. The average price of gas increased for the fourth quarter of 2017 compared to the same period in 2016, resulting in an average price per Mcf of $3.53 compared to $2.86 in the fourth quarter of 2016.

The Trustee has been advised that oil production decreased in the fourth quarter of 2017 compared to the same period in 2016 primarily due to market pricing. Gas production decreased in the fourth quarter of 2017 compared to the same period in 2016 due to pricing pressure from market supply.

The Trust has been advised that 0 wells were drilled and completed during the three months ended December 31, 2017, and there were 0 wells in progress.

Use of Estimates

The preparation of financial statements in conformity with the basis of accounting described above requires management to make estimates and assumptions that affect reported amounts of certain assets, liabilities, revenues and expenses as of and for the reporting periods. Actual results may differ from such estimates.

Impairment

The Trustee routinely reviews its royalty interests in oil and gas properties for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If an impairment event occurs and it is determined that the carrying value of the Trust’s royalty interests may not be recoverable, an impairment will be recognized as measured by the amount by which the carrying amount of the royalty interests exceeds the fair value of these assets, which would likely be measured by discounting projected cash flows. There was no impairment of the assets as of December 31, 2017.

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

New Accounting Pronouncements

Revenue Recognition — In May 2014, the FASB issued updated guidance for recognizing revenue from contracts with customers. This update amends the existing accounting standards for revenue recognition and is based on the principle that revenue should be recognized to depict the transfer of goods and services to a customer at an amount that reflects the consideration a company expects to receive in exchange for those goods or services. The Trust will adopt this standards update, as required, beginning with the first quarter of 2018, but does not believe the adoption of this standard will have a significant impact on its financial statements due to the modified cash basis of reporting used by the Trust.

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

Tabular Disclosure of Contractual Obligations.

		Less than 1 Year	Payments Due by Period		More than 5 Years
Contractual Obligations	Total		1 - 3 Years	3 - 5 Years
Distribution payable to Unit holders	$2,371,419	$2,371,419	$0	$0	$0
Total	$2,371,419	$2,371,419	$0	$0	$0

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Unit Holders of Permian Basin Royalty Trust and

Simmons Bank, Trustee

Opinion on the Financial Statements

We have audited the accompanying statements of assets, liabilities, and trust corpus of the Permian Basin Royalty Trust (the “Trust”) as of December 31, 2017 and 2016, and the related statements of distributable income and changes in trust corpus for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the assets, liabilities, and trust corpus of the Trust as of December 31, 2017 and 2016, and the distributable income and changes in trust corpus for the years then ended, in conformity with the modified cash basis of accounting, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Trust’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2018 expressed an unqualified opinion thereon.

As described in Note 2 to the financial statements, these financial statements were prepared on a modified cash basis of accounting, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Trustee. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Trust in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by the Trustee, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ WEAVER AND TIDWELL, L.L.P.

We have served as the Trust’s auditor since 2016.

Dallas, TX

March 15, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Unit Holders of Permian Basin Royalty Trust and

Simmons Bank, Trustee

Dallas, Texas

We have audited the accompanying statements of distributable income and changes in trust corpus of Permian Basin Royalty Trust (the “Trust”) for the year ended December 31, 2015. These financial statements are the responsibility of the Trustee. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, distributable income and changes in trust corpus for the year ended December 31, 2015, on the basis of accounting described in Note 2.

/s/ Deloitte & Touche LLP

Dallas, TX

March 15, 2016

PERMIAN BASIN ROYALTY TRUST

FINANCIAL STATEMENTS

STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	December 31,
	2017	2016
ASSETS
Cash and Short-term Investments	$3,421,419	$3,795,604
Net Overriding Royalty Interests in Producing Oil and Gas Properties — Net (Notes 2 and 3)	529,043	603,119

Total	$3,950,462	$4,398,723

LIABILITIES AND TRUST CORPUS
Distribution Payable to Unit Holders	$2,371,419	$2,745,604
Commitments and Reserve for Contingencies (Note 8)	1,050,000	1,050,000

Total Liabilities	$3,421,419	$3,795,604

Trust Corpus — 46,608,796 Units of Beneficial Interest Authorized and Outstanding	529,043	603,119

Total	$3,950,462	$4,398,723

STATEMENTS OF DISTRIBUTABLE INCOME

	For the years ended December 31,
	2017	2016	2015
Royalty Income (Notes 2 and 3)	$30,559,527	$21,087,908	$17,795,462
Interest Income	12,675	2,643	103

	30,572,202	21,090,551	17,795,565
General and Administrative Expenditures	1,246,786	1,191,716	1,245,863
Reserve for Expenses	—	550,000	500,000

Total Expenditures	1,246,786	1,741,716	1,745,863

Distributable Income	$29,325,416	$19,348,835	$16,049,702

Distributable Income per Unit (46,608,796 Units)	$.63	$.42	$.34

Distributions per Unit	$.63	$.42	$.34

The accompanying notes to financial statements are an integral part of these statements.

STATEMENTS OF CHANGES IN TRUST CORPUS

	For the years ended December 31,
	2017	2016	2015
Trust Corpus, Beginning of Year	$603,119	$680,686	$722,947
Amortization of Net Overriding Royalty Interests (Notes 2 and 3)	(74,076)	(77,567)	(42,261)
Distributable Income	29,325,416	19,348,835	16,049,702
Distributions Declared	(29,325,416)	(19,348,835)	(16,049,702)

Trust Corpus, End of Year	$529,043	$603,119	$680,686

The accompanying notes to financial statements are an integral part of these statements.

NOTES TO FINANCIAL STATEMENTS

1.	Trust Organization and Provisions

The Permian Basin Royalty Trust (“Trust”) was established as of November 1, 1980. Simmons Bank (“Trustee”) is Trustee for the Trust. The net overriding royalties conveyed to the Trust include (1) a 75% net overriding royalty in Southland Royalty Company’s fee mineral interest in the Waddell Ranch in Crane County, Texas (the “Waddell Ranch properties”) and (2) a 95% net overriding royalty carved out of Southland Royalty Company’s major producing royalty properties in Texas (the “Texas Royalty properties”). The net overriding royalty for the Texas Royalty properties is subject to the provisions of the lease agreements under which such royalties were created. The net overriding royalties above are collectively referred to as the “Royalties.”

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

On January 9, 2014, Bank of America N.A. (as successor to The First National Bank of Fort Worth) gave notice to Unit holders that it would be resigning as trustee of the Trust subject to certain conditions that included the appointment of Southwest Bank as successor trustee. At a Special Meeting of Trust Unit holders, the Unit holders approved the appointment of Southwest Bank as successor trustee of the Trust once the resignation of Bank of America N.A. took effect and also approved certain amendments to the Trust Indenture. The effective date of Bank of America N.A.’s resignation and the effective date of Southwest Bank’s appointment as successor trustee was August 29, 2014. Effective October 19, 2017, Simmons First National Corporation (“SFNC”) completed its acquisition of First Texas BHC, Inc., the parent company of Southwest Bank. SFNC is the parent company of Simmons Bank. SFNC merged Southwest Bank with Simmons Bank effective February 20, 2018. The defined term “Trustee” as used herein shall refer to Bank of America N.A. for periods prior to August 29, 2014, and shall refer to Southwest Bank for periods from August 29, 2014 through February 19, 2018 and shall refer to Simmons Bank for periods on and after February 20, 2018.

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

Impairment

The Trustee routinely reviews its royalty interests in oil and gas properties for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If an impairment event occurs and it is determined that the carrying value of the Trust’s royalty interests may not be recoverable, an impairment will be recognized as measured by the amount by which the carrying amount of the royalty interests exceeds the fair value of these assets, which would likely be measured by discounting projected cash flows. There was no impairment of the assets as of December 31, 2017.

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

New Accounting Pronouncements

Revenue Recognition — In May 2014, the FASB issued updated guidance for recognizing revenue from contracts with customers. This update amends the existing accounting standards for revenue recognition and is based on the principle that revenue should be recognized to depict the transfer of goods and services to a customer at an amount that reflects the consideration a company expects to receive in exchange for those goods or services. The Trust will adopt this standards update, as required, beginning with the first quarter of 2018, but does not believe the adoption of this standard will have a significant impact on its financial statements due to the modified cash basis of reporting used by the Trust.

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

The initial carrying value of the Royalties ($10,975,216) represented Southland Royalty Company’s historical net book value at the date of the transfer to the Trust. Accumulated amortization as of December 31, 2017 and 2016 was $10,446,173 and $10,372,097, respectively.

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

Some Trust Units are held by middlemen, as such term is broadly defined in U.S. Treasury Regulations (and includes custodians, nominees, certain joint owners, and brokers holding an interest for a customer in street name, collectively referred to herein as “middlemen”). Therefore, the Trustee considers the Trust to be a non- mortgage widely held fixed investment trust (“WHFIT”) for U.S. federal income tax purposes. Simmons Bank, EIN: 71-0162300, 2911 Turtle Creek Boulevard, Suite 850, Dallas, Texas 75219, telephone number (855) 588-7839, email address trustee@pbt-permian.com, is the representative of the Trust that will provide tax information in accordance with applicable U.S. Treasury Regulations governing the information reporting requirements of the Trust as a WHFIT. Tax information is also posted by the Trustee at www.pbt-permian.com. Notwithstanding the foregoing, the middlemen holding Trust Units on behalf of Unit holders, and not the Trustee of the Trust, are solely responsible for complying with the information reporting requirements under the U.S. Treasury Regulations with respect to such Trust Units, including the issuance of IRS Forms 1099 and certain written tax statements. Unit holders whose Trust Units are held by middlemen should consult with such middlemen regarding the information that will be reported to them by the middlemen with respect to the Trust Units.

Because the Trust is a grantor trust for federal tax purposes, each Unit holder is taxed directly on his proportionate share of income, deductions and credits of the Trust consistent with each such Unit holder’s taxable year and method of accounting and without regard to the taxable year or method of accounting employed by the Trust. The income of the Trust consists primarily of a specified share of the proceeds from the sale of oil and gas produced from the Underlying Properties. During 2017, the Trust also earned interest income on funds held for distribution and the cash reserve maintained for the payment of contingent and future obligations of the Trust.

The deductions of the Trust consist of severance taxes and administrative expenses. In addition, each Unit holder is entitled to depletion deductions because the Royalties constitute “economic interests” in oil and gas properties for federal income tax purposes. Each Unit holder is entitled to amortize the cost of the Units through cost depletion over the life of the Royalties or, if greater, through percentage depletion equal to 15 percent of gross income. Unlike cost depletion, percentage depletion is not limited to a Unit holder’s depletable tax basis in the Units. Rather, a Unit holder is entitled to a percentage depletion deduction as long as the applicable Underlying Properties generate gross income. Percentage depletion is allowed on proven properties acquired after October 11, 1990. For Units acquired after such date, Unit holders should compute both percentage depletion and cost depletion from each property and claim the larger amount as a deduction on their income tax returns. The Trustee has estimated the cost depletion for January through December 2017, and it appears that percentage depletion will exceed cost depletion for some of the Unit holders.

If a taxpayer disposes of any “Section 1254 property” (certain oil, gas, geothermal or other mineral property), and if the adjusted basis of such property includes adjustments for deductions for depletion under Section 611 of the Internal Revenue Code (the “Code”), the taxpayer generally must recapture the amount deducted for depletion as ordinary income (to the extent of gain realized on such disposition). This depletion recapture rule applies to any disposition of property that was placed in service by the taxpayer after December 31, 1986. Detailed rules set forth in Sections 1.1254-1 through 1.1254-6 of the U.S. Treasury Regulations govern dispositions of property after March 13, 1995. The Internal Revenue Service likely will take the position that a Unit holder who purchases a Unit subsequent to December 31, 1986 must recapture depletion upon the disposition of that Unit.

Individuals may incur expenses in connection with the acquisition or ownership of Trust Units. For tax years beginning before January 1, 2018, these expenses may be deductible as “miscellaneous itemized deductions” only to the extent that such expenses exceed 2 percent of the individual’s adjusted gross income. As a result of recently-enacted tax legislation under the 2017 Tax Cuts and Jobs Act (the “TCJA”), for tax years beginning after December 31, 2017 and before January 1, 2026, miscellaneous itemized deductions are not allowed.

The classification of the Trust’s income for purposes of the passive loss rules may be important to a Unit holder. Royalty income generally is treated as portfolio income and does not offset passive losses. Therefore, in general, Unit holders should not consider the taxable income from the Trust to be passive income in determining net passive income or loss. Unit holders should consult their tax advisors for further information.

Unit holders of record will continue to receive an individualized tax information letter for each of the quarters ending March 31, June 30 and September 30, 2017, and for the year ending December 31, 2017. Unit holders owning Units in the name of a nominee may obtain monthly tax information from the Trustee upon request. See discussion above regarding certain reporting requirements imposed upon middlemen under U.S. Treasury Regulations because the Trust is considered a WHIFT for federal income tax purposes.

Under the TCJA, for tax years beginning after December 31, 2017 and before January 1, 2026, the highest marginal U.S. federal income tax rate applicable to ordinary income of individuals is 37%, and the highest marginal U.S. federal income tax rate applicable to long-term capital gains (generally, gains from the sale or exchange of certain investment assets held for more than one year) and qualified dividends of individuals is 20%. Under the TCJA, for such tax years, personal exemptions and miscellaneous itemized deductions are not allowed. For such tax years, the U.S. federal income tax rate applicable to corporations is 21%, and such rate applies to both ordinary income and capital gains.

For tax years beginning before January 1, 2018, the highest marginal U.S. federal income tax rate applicable to ordinary income of individuals is 39.6%, and the highest marginal U.S. federal income tax rate applicable to long-term capital gains and qualified dividends of individuals is 20%. For such pre-2018 tax years, such marginal tax rates may be effectively increased by up to 1.2% due to the phaseout of personal exemptions and the limitations on itemized deductions. For such pre-2018 tax years, the highest marginal U.S. federal income tax rate applicable to corporations is 35%, and such rate applies to both ordinary income and capital gains.

Section 1411 of the Code imposes a 3.8% Medicare tax on certain investment income earned by individuals, estates, and trusts. For these purposes, investment income generally will include a Unit holder’s allocable share of the Trust’s interest and royalty income plus the gain recognized from a sale of Trust Units. In the case of an individual, the tax is imposed on the lesser of (i) the individual’s net investment income from all investments, or (ii) the amount by which the individual’s modified adjusted gross income exceeds specified threshold levels depending on such individual’s federal income tax filing status. In the case of an estate or trust, the tax is imposed on the lesser of (i) undistributed net investment income, or (ii) the excess adjusted gross income over the dollar amount at which the highest income tax bracket applicable to an estate or trust begins.

The Tax consequences to a Unit holder of the acquisition, ownership or disposition of Units will depend in part on the Unit holder’s tax circumstances. Unit holders should consult their tax advisors regarding the federal tax consequences relating to acquiring, owning or disposing the Units in the Trust.

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

The Treasury Department issued guidance providing that the FATCA withholding rules described above generally apply to qualifying payments made after June 30, 2014. Foreign Unit holders are encouraged to consult their own tax advisors regarding the possible implications of these withholding provisions on their investment in Trust Units.

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

	Total
	Oil (Bbls)	Gas (Mcf)
January 1, 2015	5,376	13,177
Extensions, discoveries, and other additions	65	201
Revisions of previous estimates	(486)	(3,682)
Production	(345)	650

December 31, 2015	4,610	9,046
Extensions, discoveries, and other additions	85	152
Revisions of previous estimates	164	518
Production	(404)	(1,198)

December 31, 2016	4,455	8,518
Extensions, discoveries, and other additions	31	649
Revisions of previous estimates	665	3,320
Production	(545)	(1,985)

December 31, 2017	4,606	10,502

Estimated quantities of proved developed reserves of oil and gas as of the dates indicated were as follows (in thousands):

	Oil (Barrels)	Gas (Mcf)
Proved Developed Reserves:
January 1, 2015	5,160	12,129
December 31, 2015	4,610	9,046
December 31, 2016	4,455	8,518
December 31, 2017	4,606	10,502

Disclosure of a Standardized Measure of Discounted Future Net Cash Flows

The following is a summary of a standardized measure (in thousands) of discounted future net cash flows related to the Trust’s total proved oil and gas reserve quantities. Information presented is based upon valuation of proved reserves by using discounted cash flows based upon average oil and gas prices ($51.34 per bbl and $2.97 per Mcf, respectively) during the 12-month period prior to the fiscal year-end, determined as an unweighted arithmetic average of the first-day-of-the-month price for each month within such period, unless prices are defined by contractual arrangements, excluding escalations based upon future conditions and severance and ad valorem taxes, if any, and economic conditions, discounted at the required rate of 10 percent. As the Trust is not subject to taxation at the trust level, no provision for income taxes has been made in the following disclosure. Trust prices may differ from posted NYMEX prices due to differences in product quality and property location. The impact of changes in current prices on reserves could vary significantly from year to year. Accordingly, the information presented below should not be viewed as an estimate of the fair market value of the Trust’s oil and gas properties nor should it be viewed as indicative of any trends.

December 31,	2017	2016	2015
Future net cash inflows	$245,571	$188,269	$237,703
Discount of future net cash flows @ 10%	(115,661)	(90,192)	(111,598)

Standardized measure of discounted future net cash inflows	$129,910	$98,077	$126,105

The change in the standardized measure of discounted future net cash flows for the years ended December 31, 2017, 2016 and 2015 is as follows (in thousands):

	Total
	2017	2016	2015
January 1	$98,077	$126,105	$302,282
Extensions, discoveries, and other additions	2,093	1,347	0
Accretion of discount	9,808	12,610	30,229
Revisions of previous estimates and other	50,491	(20,898)	(188,610)
Royalty income	(30,559)	(21,087)	(17,796)

December 31	$129,910	$98,077	$126,105

Subsequent to December 31, 2017, the price of both oil and gas continued to fluctuate, giving rise to a correlating adjustment of the respective standardized measure of discounted future net cash flows. As of February 26, 2018, NYMEX posted oil prices were approximately $63.81 per barrel, which compared to the posted price of $51.34 per barrel, used to calculate the worth of future net revenue of the Trust’s proved developed reserves, would result in a larger standardized measure of discounted future net cash flows for oil. As of February 26, 2018, NYMEX posted gas prices were $2.60 per million British thermal units. The use of such price, as compared to the posted price of $2.97 per million British thermal units, used to calculate the future net revenue of the Trust’s proved developed reserves would result in a smaller standardized measure of discounted future net cash flows for gas.

6.	Quarterly Schedule of Distributable Income (Unaudited)

The following is a summary of the unaudited quarterly schedule of distributable income for the two years ended December 31, 2017 (in thousands, except per Unit amounts):

2017	Royalty Income	Distributable Income	Distributable Income and Distribution Per Unit
First Quarter	$9,552,223	$9,189,048	$.197153
Second Quarter	7,473,738	6,971,797	.149581
Third Quarter	6,095,517	5,900,315	.126592
Fourth Quarter	7,438,049	7,264,256	.155855

Total	$30,559,527	$29,325,416	$.629181

2016	Royalty Income	Distributable Income	Distributable Income and Distribution Per Unit
First Quarter	$2,770,036	$2,305,286	$.049459
Second Quarter	4,379,766	3,664,985	.078591
Third Quarter	6,554,901	6,243,895	.133962
Fourth Quarter	7,383,205	7,134,669	.153115

Total	$21,087,908	$19,348,835	$0.415127

7.	State Tax Considerations

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

On May 2, 2011, ConocoPhillips, as the parent company of BROG, the operator of the Waddell Ranch properties, notified the Trustee that as a result of inaccuracies in ConocoPhillips’ accounting and record keeping relating to the Trust’s interest in proceeds from the gas plant production since January 2007, ConocoPhillips overpaid the Trust approximately $5.9 million initially. ConocoPhillips withheld $4.5 million from the proceeds for 2011 pending completions to the corrections of the accounting procedures. Beginning with the October 2012 distribution, previously withheld proceeds of $4.5 million were reimbursed by ConocoPhillips to the Trust ($4.0 million and $0.5 million in 2013 and 2012, respectively). ConocoPhillips has adjusted the monthly royalty payments to the Trust since October 2012 by the related reimbursed amounts to reflect ConocoPhillips’ ongoing correction of past and current production and royalty allocations and the payment of the previously withheld proceeds. These adjustments were completed in the first quarter of 2015. The Trust’s reported royalty income for the years ended December 31, 2017, 2016 and 2015 was not significantly impacted by these offsetting amounts. The Trustee is continuing to evaluate the matter. In conclusion, the Trustee found such calculations and subsequent adjustments to be as accurate as can be determined.

9.	Subsequent Events

Subsequent to December 31, 2017, the Trust declared the following distributions:

Monthly Record Date	Payment Date	Distribution per Unit
January 31, 2018	February 14, 2018	$.059614
February 28, 2018	March 14, 2018	$.065637

* * * * *

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures.

Disclosure Controls and Procedures

As of the end of the period covered by this report, the Trustee carried out an evaluation of the effectiveness of the design and operation of the Trust’s disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 promulgated under the Securities Exchange Act of 1934, as amended. Based on such evaluation, the Trustee concluded that the Trust’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Trust in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the Trustee to allow timely decisions regarding required disclosure.

In its evaluation of disclosure controls and procedures, the Trustee has relied, to the extent considered reasonable, on information provided by Burlington Resources Oil & Gas Company, LP, the owner of the Waddell Ranch properties, and Riverhill Energy Corporation, the owner of the Texas Royalty properties.

Changes in Internal Control over Financial Reporting

There has not been any change in the Trust’s internal control over financial reporting during the nine months ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting.

Trustee’s Report on Internal Control Over Financial Reporting

The Trustee is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Securities and Exchange Act of 1934, as amended. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with the modified cash basis of accounting. The Trustee conducted an evaluation of the effectiveness of the Trust’s internal control over financial reporting based on the criteria established in Internal Control-Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Trustee’s evaluation under the framework in Internal Control-Integrated Framework 2013, the Trustee concluded that the Trust’s internal control over financial reporting are effective as of December 31, 2017.

The independent registered public accounting firm of Weaver and Tidwell, LLP, as auditors of the statements of assets, liabilities, and trust corpus, and the related statements of distributable income and changes in trust corpus for the year ended December 31, 2017, has issued an attestation report on the Trust’s internal control over financial reporting as of December 31, 2017, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Unit Holders of Permian Basin Royalty Trust and

Simmons Bank, Trustee

Opinion on Internal Control Over Financial Reporting

We have audited Permian Basin Royalty Trust (the “Trust”)’s internal control over financial reporting as of December 31, 2017 based on criteria established in Internal Control—Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). In our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the statements of assets, liabilities, and trust corpus of Permian Basin Royalty Trust as of December 31, 2017 and 2016 and the related statements of distributable income and changes in trust corpus for the years then ended and our report dated March 15, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Trust’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Trustee’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Trust’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to Permian Basin Royalty Trust in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

An entity’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. An entity’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the entity; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the entity are being made only in accordance with authorizations of management and directors of the entity; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the entity’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ WEAVER AND TIDWELL, L.L.P.

Dallas, TX

March 15, 2018

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

The Trust has no directors or officers and based solely on its review of the reports received by it, the Trust believes that during the fiscal year of 2017, no person who was a beneficial owner of more than ten percent the Trust’s Units failed to file on a timely basis any report required by Section 16(a).

STANDARDS OF CONDUCT

Because the Trust has no employees, it does not have a code of ethics. Employees of the Trustee, Simmons Bank, must comply with the bank’s code of ethics which may be found at ir.simmonsbank.com/govdocs.

Item 11.	Executive Compensation

During the years ended December 31, 2017, 2016 and 2015, the Trustee received total remuneration as follows:

Name of Individual or Number of Persons in Group	Cash Compensation		Year
Southwest Bank, Trustee	$111,155	(1)	2017
	$93,244	(1)	2016
	$84,798	(1)	2015

(1)	Under the Trust Indenture, the Trustee is entitled to an administrative fee for its administrative services, preparation of quarterly and annual statements with attention to tax and legal matters of: (i) 1/20 of 1% of the first $100 million and (ii) Trustee’s standard hourly rate in excess of 300 hours annually. The administrative fee is subject to reduction by a credit for funds provision.

COMPENSATION COMMITTEE

Because the Trust has no directors, it does not have a compensation committee or maintain any equity compensation plans, and the Trust has not engaged any consultants to provide advice or recommendations on the amount or form of compensation. The Trust does not have a principal executive officer or employees and therefore, the pay ratio disclosure is not applicable.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a) Security Ownership of Certain Beneficial Owners.    Based solely on a review of statements filed with the SEC pursuant to Section 13(d) or 13(g) of the Securities Exchange Act of 1934, as amended, the following table sets forth all persons who are known to the Trustee to own beneficially more than 5% of the outstanding Units of the Trust as of December 31, 2017:

Name	Number of Units Owned(1)	Percent(2)
Loyd Powell(3)	1,246,655	2.67%
Gideon Powell(3)	1,287,004	2.76%

(1)	Unless otherwise indicated, all Units are held directly with sole voting and investment power.
(2)	Based on 46,608,796 Units outstanding as of December 31, 2017.
(3)	Based on Schedule 13G filed April 26, 2017, reporting ownership as of April 17, 2017, jointly and as a group by Loyd Powell and Gideon Powell. The address for each of Loyd Powell and Gideon Powell is 6688 North Central Expressway; Suite 1610, Dallas, Texas 75206.

(b) Security Ownership of Management.    The Trustee does not beneficially own any securities of the Trust.

(c) Change In Control.    The Trustee knows of no arrangements which may subsequently result in a change in control of the Trust.

(d) Securities Authorized for Issuance under Equity Compensation Plans.    The Trust has no equity compensation plans.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The Trust has no directors or executive officers. See Item 11 for the remuneration received by the Trustee during the years ended December 31, 2017, 2016 and 2015.

Item 14.	Principal Accounting Fees and Services.

Fees for services performed by Weaver and Tidwell, L.L.P. for the years ended December 31, 2017 and 2016 are:

Weaver and Tidwell, L.L.P.(1)	2017	2016
Audit fees	$100,000	$24,000
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—

Total	$100,000	$24,000

Deloitte & Touche LLP(1)	2017	2016
Audit fees	—	$74,500
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—

Total	—	$74,500

(1)	Weaver and Tidwell, L.L.P. replaced Deloitte & Touche LLP and started serving as the Trust’s independent public accounting firm effective on June 1, 2016.

As referenced in Item 10 above, the Trust has no audit committee, and as a result, has no audit committee pre-approval policy with respect to fees paid to Weaver and Tidwell, L.L.P.

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

3. Exhibits

Exhibit Number		Exhibit

(4)(a)	—	Permian Basin Amended and Restated Royalty Trust Indenture dated June 20, 2014, between Southland Royalty Company (now Burlington Resources Oil & Gas Company LP) and The First National Bank of Fort Worth (now Simmons Bank), as Trustee, heretofore filed as Exhibit 4.1 to the Trust’s Quarterly Report on Form 10-Q to the Securities and Exchange Commission for the quarterly period ended June 30, 2014, is incorporated herein by reference.*

(b)	—	Net Overriding Royalty Conveyance (Permian Basin Royalty Trust) from Southland Royalty Company (now Burlington Resources Oil & Gas Company LP) to The First National Bank of Fort Worth (now Simmons Bank), as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit (4)(b) to the Trust’s Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980, is incorporated herein by reference.* (P)

(c)	—	Net Overriding Royalty Conveyance (Permian Basin Royalty Trust — Waddell Ranch) from Southland Royalty Company (now Burlington Resources Oil & Gas Company LP) to The First National Bank of Fort Worth (now Simmons Bank), as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit (4)(c) to the Trust’s Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980, is incorporated herein by reference.* (P)

(10)(a)	—	Underwriting Agreement dated December 15, 2005 among the Permian Basin Royalty Trust, Burlington Resources, Inc., Burlington Resources Oil & Gas L.P. and Lehman Brothers Inc. and Wachovia Capital Markets, LLC as representatives of the several underwriters, heretofore filed as Exhibit 10.1 to the Trust’s current report on Form 8-K to the Securities and Exchange Commission filed on December 19, 2005, is incorporated herein by reference.*

(b)	—	Underwriting Agreement dated August 2, 2005 among the Permian Basin Royalty Trust, Burlington Resources, Inc., Burlington Resources Oil & Gas L.P. and Goldman Sachs & Co. and Lehman Brothers Inc. as representatives of the several underwriters, heretofore filed as Exhibit 10.1 to the Trust’s current report on Form 8-K to the Securities and Exchange Commission filed on August 8, 2005, is incorporated herein by reference.*

(c)	—	Underwriting Agreement dated August 17, 2006, among Permian Basin Royalty Trust, ConocoPhillips, Burlington Resources Oil & Gas Company LP and Lehman Brothers Inc. and Wachovia Capital Markets, LLC as representatives of the several underwriters heretofore filed as Exhibit 10.1 to the Trust’s current report on Form 8-K to the Securities and Exchange Commission filed on August 22, 2006, is incorporated herein by reference.*

Exhibit Number		Exhibit

(d)	—	Registration Rights Agreement dated as of July 21, 2004 by and between Burlington Resources, Inc. and Bank of America, N.A., as trustee of Permian Basin Royalty Trust, heretofore filed as Exhibit 10.1 to the Trust’s Quarterly Report on Form 10-Q to the Securities and Exchange Commission for the quarterly period ended June 30, 2004 is incorporated herein by reference.*

(23.1)	—	Consent of Cawley, Gillespie & Associates, Inc., reservoir engineer.**

(31.1)	—	Certification required by Rule 13a-14(a)/15d-14(a).**

(32.1)	—	Certification required by Rule 13a-14(b)/15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002.**

(99.1)	—	Report of Cawley, Gillespie & Associates, Inc., reservoir engineer.**

*	A copy of this Exhibit is available to any Unit holder, at the actual cost of reproduction, upon written request to the Trustee, Simmons Bank, 2911 Turtle Creek Boulevard, Suite 850, Dallas, Texas 75219.

**	Filed herewith.

(P) Paper exhibits.

Item 16.	Form 10-K Summary

None.

SIGNATURE

PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

SIMMONS BANK, TRUSTEE FOR THE PERMIAN BASIN ROYALTY TRUST

By:	/S/ RON E. HOOPER
Ron E. Hooper SVP Royalty Trust Management

Date: March 15, 2018

(The Trust has no directors or executive officers.)