Form 10-Q
period 2018-03-31
PERMIAN BASIN ROYALTY TRUST
filed 2018-05-10
CIK 319654

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period ended March 31, 2018

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

Number of Units of beneficial interest of the Trust outstanding at May 1, 2018: 46,608,796.

PERMIAN BASIN ROYALTY TRUST

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

The condensed financial statements included herein have been prepared by Simmons Bank as Trustee for the Permian Basin Royalty Trust (the “Trust”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Effective February 20, 2018, Simmons Bank (the “Trustee”) became the new trustee for the Trust. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed interim financial statements and notes thereto be read in conjunction with the financial statements and the notes thereto included in the Trust’s latest annual report on Form 10-K. In the opinion of the Trustee, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the assets, liabilities and trust corpus of the Permian Basin Royalty Trust at March 31, 2018, the distributable income for the three-month periods ended March 31, 2018 and 2017 and the changes in trust corpus for the three-month periods ended March 31, 2018 and 2017, have been included. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

The condensed interim financial statements as of March 31, 2018 and for the three-month periods ended March 31, 2018 and 2017, included herein, have been reviewed by Weaver and Tidwell, L.L.P., an independent registered public accounting firm, as stated in their report appearing herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Unit Holders of Permian Basin Royalty Trust and

Simmons Bank, Trustee

Dallas, Texas

Results of Review of Interim Financial Statements

We have reviewed the accompanying condensed statements of assets, liabilities and trust corpus of Permian Basin Royalty Trust (the “Trust”) as of March 31, 2018, and the related condensed statements of distributable income and changes in trust corpus for the three-month periods ended March 31, 2018 and 2017, and the related notes (collective referred to as the “condensed interim financial statements or interim financial information”). Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed interim financial statements for them to be in conformity with the modified cash basis of accounting, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America.

As described in Note 2 to the condensed interim financial statements, these condensed interim financial statements were prepared on a modified cash basis of accounting, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America.

Basis for Review Results

These condensed interim financial statements are the responsibility of the Trustee. We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the PCAOB, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

/s/ WEAVER AND TIDWELL, L.L.P.

We have served as the Trust’s auditor since 2016.

Dallas, TX

May 10, 2018

PERMIAN BASIN ROYALTY TRUST

CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	March 31, 2018 (Unaudited)	December 31, 2017
ASSETS
Cash and short-term investments	$4,523,106	$3,421,419
Net overriding royalty interests in producing oil and gas properties (net of accumulated amortization of $10,465,495 and $10,446,173 at March 31, 2018 and December 31, 2017, respectively)	509,721	529,043

TOTAL ASSETS	$5,032,827	$3,950,462

LIABILITIES AND TRUST CORPUS
Distribution payable to Unit holders	$3,473,106	$2,371,419
Commitments and reserves for contingencies (Note 6)	1,050,000	1,050,000
Trust corpus – 46,608,796 Units of beneficial interest authorized and outstanding	509,721	529,043

TOTAL LIABILITIES AND TRUST CORPUS	$5,032,827	$3,950,462

The accompanying notes are an integral part of these condensed financial statements.

PERMIAN BASIN ROYALTY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

	THREE MONTHS ENDED March 31, 2018	THREE MONTHS ENDED March 31, 2017
Royalty income	$9,719,305	$9,552,223
Interest income	5,476	2,282

	9,724,781	9,554,505
General and administrative expenditures	(413,850)	(365,457)

Distributable income	$9,310,931	$9,189,048

Distributable income per Unit (46,608,796 Units)	$.20	$.20

The accompanying notes are an integral part of these condensed financial statements.

PERMIAN BASIN ROYALTY TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

	THREE MONTHS ENDED March 31, 2018	Three MONTHS ENDED March 31, 2017
Trust corpus, beginning of period	$529,043	$603,119
Amortization of net overriding royalty interests	(19,322)	(19,453)
Distributable income	9,310,931	9,189,048
Distributions declared	(9,310,931)	(9,189,048)

Total Trust Corpus, end of period	$509,721	$583,666

Distributions per Unit	$.20	$.20

The accompanying notes are an integral part of these condensed financial statements.

PERMIAN BASIN ROYALTY TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1.	TRUST ORGANIZATION AND PROVISIONS

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

Impairment

The Trustee routinely reviews its royalty interests in oil and gas properties for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If an impairment event occurs and it is determined that the carrying value of the Trust’s royalty interests may not be recoverable, an impairment will be recognized as measured by the amount by which the carrying amount of the royalty interests exceeds the fair value of these assets, which would likely be measured by discounting projected cash flows. There was no impairment of the assets as of March 31, 2018.

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

New Accounting Pronouncements

In May 2014, the FASB issued updated guidance for recognizing revenue from contracts with customers. This update amends the existing accounting standards for revenue recognition and is based on the principle that revenue should be recognized to depict the transfer of goods and services to a customer at an amount that reflects the consideration a company expects to receive in exchange for those goods or services. The Trust adopted this standards update, as required, in the first quarter of 2018, but the adoption of this standard did not have a significant impact on its financial statements due to the modified cash basis of reporting used by the Trust.

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

Subsequent to March 31, 2018, the Trust declared a distribution on April 20, 2018 of $0.052172 per Unit payable on May 14, 2018 to Unit holders of record on April 30, 2018.

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

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

For the quarter ended March 31, 2018, royalty income received by the Trust amounted to $9,719,305 compared to royalty income of $9,552,223 during the first quarter of 2017. The increase in royalty income is primarily attributable to a decrease in oil and gas production of both oil and gas but offset by an increase in both oil and gas prices for the quarter ending March 31, 2018, as compared to the quarter ended March 31, 2017. Average oil and gas prices were $56.39 and $3.84 for the quarter ending March 31, 2018 compared to $46.26 and $3.16 for the quarter ended March 31, 2017.

Interest income for the quarter ended March 31, 2018, was $5,476 compared to $2,282 during the first quarter of 2017. The increase in interest income is primarily attributable to substantially increased amounts of funds available for investment. Total expenses during the first quarter of 2018 amounted to $413,850 compared to $365,457 during the first quarter of 2017. The increase in total expenses can be primarily attributed to increased expense for professional services.

These transactions resulted in distributable income for the quarter ended March 31, 2018, of $9,310,931 or $.20 per Unit of beneficial interest. Distributions of $0.059614, $0.065637 and $0.074516 per Unit were made to Unit holders of record as of January 31, 2018, February 28, 2018, and March 29, 2018, respectively. For the first quarter of 2017, distributable income was $9,189,048 or $.20 per Unit of beneficial interest.

Royalty income for the Trust for the first quarter of the calendar year is associated with actual oil and gas production for the period of November and December 2017 and January 2018 from the properties from which the Trust’s net overriding royalty interests (“Royalties”) were carved. Oil and gas sales attributable to the Royalties and the properties from which the Royalties were carved are as follows:

	First Quarter
	2018	2017
Royalties:
Oil sales (Bbls)	143,180	159,629
Gas sales (Mcf)	511,378	610,590

Properties From Which The Royalties Were Carved:
Oil:
Total oil sales (Bbls)	236,242	245,934
Average per day (Bbls)	2,625	2,670
Average price per Bbl	$56.39	$46.26
Gas:
Total gas sales (Mcf)	1,033,291	1,097,105
Average per day (Mcf)	11,481	11,925
Average price per Mcf	$3.84	$3.16

The average received price of oil increased to an average price per barrel of $56.39 per Bbl in the first quarter of 2018, compared to $46.26 per Bbl in the first quarter of 2017 due to worldwide market variables. The Trustee has been advised by ConocoPhillips that for the period of August 1, 1993, through March 31, 2018, the oil from the Waddell Ranch properties was being sold under a competitive bid to a third party. The average price of gas (including natural gas liquids) increased from $3.16 per Mcf in the first quarter of 2017 to $3.84 per Mcf in the first quarter of 2018 due to change in overall market variables.

Since the oil and gas sales attributable to the Royalties are based on an allocation formula that is dependent on such factors as price and cost (including capital expenditures), the production amounts in the Royalties section of the above table do not provide a meaningful comparison. Oil sales volumes decreased and gas sales volumes decreased from the Underlying Properties (as defined in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2017) for the applicable period in 2018 compared to 2017.

Capital expenditures for drilling, remedial and maintenance activities on the Waddell Ranch properties during the first quarter of 2018 totaled $428,000 as compared to $144,000 for the first quarter of 2017. ConocoPhillips has informed the Trustee that the 2018 capital expenditures budget has been approved at $4.3 million (gross) for the Waddell Ranch properties. The total amount of capital expenditures for 2017 with regard to the Waddell Ranch properties totaled $3.2 million (gross).

The Trustee has been advised that there were 0 workover wells completed, 0 new wells completed, 0 new wells in progress and 0 workover wells in progress during the three months ended March 31, 2018, as compared to 0 workover wells completed, 0 new wells completed, 0 new wells in progress and 0 workover wells in progress for the three months ended March 31, 2017, on the Waddell Ranch properties. There were various facility projects in progress for the first quarter of 2018.

Lease operating expenses and property taxes totaled $4.4 million (gross) for the first quarter of 2018, compared to $2.9 million (gross) for the same period in 2017 on the Waddell Ranch properties due to increased maintenance work.

Calculation of Royalty Income

The Trust’s royalty income is computed as a percentage of the net profit from the operation of the properties in which the Trust owns net overriding royalty interests. These percentages of net profits are 75% and 95% in the case of the Waddell Ranch properties and the Texas Royalty properties, respectively. Royalty income received by the Trust for the three months ended March 31, 2018 and 2017, respectively, were computed as shown in the table below:

	THREE MONTHS ENDED MARCH 31
	2018		2017
	WADDELL RANCH PROPERTIES	TEXAS ROYALTY PROPERTIES	WADDELL RANCH PROPERTIES	TEXAS ROYALTY PROPERTIES
Gross proceeds of sales from the Underlying Properties
Oil proceeds	$9,560,542	$3,761,961	$8,183,277	$3,194,190
Gas proceeds	3,475,509	493,021	3,058,232	411,362

Total	13,036,051	4,254,982	11,241,509	3,605,552

Less:
Severance tax:
Oil	426,031	147,457	362,222	113,168
Gas	120,493	19,289	122,031	18,854
Lease operating expense and property tax:
Oil and gas	4,429,523	(117,025)	2,809,579	(485,080)
Capital expenditures	427,595	—	225,619	—

Total	5,403,642	49,721	3,519,451	(353,058)

Net profits	7,632,409	4,205,261	7,722,058	3,958,610
Net overriding royalty interests	75%	95%	75%	95%

Royalty income	$5,724,307	3,994,998	$5,791,543	3,760,680

Critical Accounting Policies and Estimates

A disclosure of critical accounting policies and the more significant judgments and estimates used in the preparation of the Trust’s financial statements is included in Item 7 of the Trust’s Annual Report on Form 10-K for the year ended December 31, 2017. There have been no significant changes to the critical accounting policies during the three months ended March 31, 2018.

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

New Accounting Pronouncements

In May 2014, the FASB issued updated guidance for recognizing revenue from contracts with customers. This update amends the existing accounting standards for revenue recognition and is based on the principle that revenue should be recognized to depict the transfer of goods and services to a customer at an amount that reflects the consideration a company expects to receive in exchange for those goods or services. The Trust adopted this standards update, as required, in the first quarter of 2018, but the adoption of this standard did not have a significant impact on its financial statements due to the modified cash basis of reporting used by the Trust.

Item 3.	Qualitative and Quantitative Disclosures About Market Risk

There have been no material changes in the Trust’s market risk, as disclosed in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

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

Risk factors relating to the Trust are contained in Item 1A of the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017. No material change to such risk factors has occurred during the three months ended March 31, 2018.

Items 2	through 5.

Not applicable.

Item 6.	Exhibits

4.1	Permian Basin Amended and Restated Royalty Trust Indenture dated June 20, 2014, between Southland Royalty Company (now Burlington Resources Oil & Gas Company LP) and The First National Bank of Fort Worth (now Simmons Bank), as Trustee, heretofore filed as Exhibit 4.1 to the Trust’s Quarterly Report on Form 10-Q to the Securities and Exchange Commission for the quarterly period ended June 30, 2014, is incorporated herein by reference. *

4.2	Net Overriding Royalty Conveyance (Permian Basin Royalty Trust) from Southland Royalty Company (now Burlington Resources Oil & Gas Company LP) to The First National Bank of Fort Worth (now Simmons Bank), as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit (4)(b) to the Trust’s Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980, is incorporated herein by reference. * (P)

4.3	Net Overriding Royalty Conveyance (Permian Basin Royalty Trust) from Southland Royalty Company (now Burlington Resources Oil & Gas Company LP) to The First National Bank of Fort Worth (now Simmons Bank), as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit (4)(b) to the Trust’s Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980, is incorporated herein by reference. * (P)

10.1	Registration Rights Agreement dated as of July 21, 2004 by and between Burlington Resources, Inc. and Bank of America, N.A., as trustee of Permian Basin Royalty Trust, heretofore filed as Exhibit 10.1 to the Trust’s Quarterly Report on Form 10-Q to the Securities and Exchange Commission for the quarterly period ended June 30, 2004 is incorporated herein by reference. *

10.2	Underwriting Agreement dated December 15, 2005 among the Permian Basin Royalty Trust, Burlington Resources, Inc., Burlington Resources Oil & Gas L.P. and Lehman Brothers Inc. and Wachovia Capital Markets, LLC as representatives of the several underwriters, heretofore filed as Exhibit 10.1 to the Trust’s current report on Form 8-K to the Securities and Exchange Commission filed on December 19, 2005, is incorporated herein by reference. *

10.3	Underwriting Agreement dated August 2, 2005 among the Permian Basin Royalty Trust, Burlington Resources, Inc., Burlington Resources Oil & Gas L.P. and Goldman Sachs & Co. and Lehman Brothers Inc. as representatives of the several underwriters, heretofore filed as Exhibit 10.1 to the Trust’s current report on Form 8-K to the Securities and Exchange Commission filed on August 8, 2005, is incorporated herein by reference. *

10.4	Underwriting Agreement dated August 17, 2006, among Permian Basin Royalty Trust, ConocoPhillips, Burlington Resources Oil & Gas Company LP and Lehman Brothers Inc. and Wachovia Capital Markets, LLC as representatives of the several underwriters heretofore filed as Exhibit 10.1 to the Trust’s current report on Form 8-K to the Securities and Exchange Commission filed on August 22, 2006, is incorporated herein by reference. *

31.1	Certification by Ron E. Hooper, Senior Vice President Royalty Trust Management of Simmons Bank, Trustee of Permian Basin Royalty Trust, dated May 10, 2018 and submitted pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate by Simmons Bank, Trustee of Permian Basin Royalty Trust, dated May 10, 2018 and submitted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

*	A copy of this Exhibit is available to any Unit holder, at the actual cost of reproduction, upon written request to the Trustee, Simmons Bank, 2911 Turtle Creek Boulevard, Suite 850, Dallas, Texas 75219.

(P) Paper exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

SIMMONS BANK, TRUSTEE FOR THE PERMIAN BASIN ROYALTY TRUST

By	: /s/ RON E. HOOPER
Ron E. Hooper
SVP Royalty Trust Management

Date: May 10, 2018

(The Trust has no directors or executive officers.)