Form 10-Q
period 2018-06-30
PERMIAN BASIN ROYALTY TRUST
filed 2018-08-09
CIK 319654

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period ended June 30, 2018

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

Number of Units of beneficial interest of the Trust outstanding at August 1, 2018: 46,608,796.

PERMIAN BASIN ROYALTY TRUST

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

The condensed financial statements included herein have been prepared by Simmons Bank as Trustee for the Permian Basin Royalty Trust (the “Trust”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Effective February 20, 2018, Simmons Bank (the “Trustee”) became the new trustee for the Trust. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed interim financial statements and notes thereto be read in conjunction with the financial statements and the notes thereto included in the Trust’s latest annual report on Form 10-K. In the opinion of the Trustee, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the assets, liabilities and trust corpus of the Permian Basin Royalty Trust at June 30, 2018, the distributable income for the three-month and six-month periods ended June 30, 2018 and 2017 and the changes in trust corpus for the six-month periods ended June 30, 2018 and 2017, have been included. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

The condensed interim financial statements as of June 30, 2018 and for the three-month and six-month periods ended June 30, 2018 and 2017, included herein, have been reviewed by Weaver and Tidwell, L.L.P., an independent registered public accounting firm, as stated in their report appearing herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Unit Holders of Permian Basin Royalty Trust and

Simmons Bank, Trustee

Dallas, Texas

Results of Review of Interim Financial Statements

We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of Permian Basin Royalty Trust (the “Trust”) as of June 30, 2018 and the related condensed statements of distributable income for the three-month and six-month periods ended June 30, 2018 and 2017 and changes in trust corpus for the six-month periods ended June 30, 2018 and 2017, and the related notes (collective referred to as the “condensed interim financial statements or interim financial information”). Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed interim financial statements for them to be in conformity with the modified cash basis of accounting, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America.

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

Dallas, TX

August 9, 2018

PERMIAN BASIN ROYALTY TRUST

CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	June 30, 2018 (Unaudited)	December 31, 2017
ASSETS
Cash and short-term investments	$3,104,519	$3,421,419
Net overriding royalty interests in producing oil and gas properties (net of accumulated amortization of $10,479,889 and $10,446,173 at June 30, 2018 and December 31, 2017, respectively)	495,327	529,043

TOTAL ASSETS	$3,599,846	$3,950,462

LIABILITIES AND TRUST CORPUS
Distribution payable to Unit holders	$2,054,519	$2,371,419
Commitments and reserves for contingencies (Note 6)	1,050,000	1,050,000
Trust corpus – 46,608,796 Units of beneficial interest authorized and outstanding	495,327	529,043

TOTAL LIABILITIES AND TRUST CORPUS	$3,599,846	$3,950,462

The accompanying notes are an integral part of these condensed financial statements.

PERMIAN BASIN ROYALTY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

	THREE MONTHS ENDED June 30, 2018	THREE MONTHS ENDED June 30, 2017
Royalty income	$7,623,122	$7,473,738
Interest income	6,754	3,056

	7,629,876	7,476,794
General and administrative expenditures	(581,462)	(504,997)

Distributable income	$7,048,414	$6,971,797

Distributable income per Unit (46,608,796 Units)	$.15	$.15

The accompanying notes are an integral part of these condensed financial statements.

PERMIAN BASIN ROYALTY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

	SIX MONTHS ENDED June 30, 2018	SIX MONTHS ENDED June 30, 2017
Royalty income	$17,342,427	$17,025,961
Interest income	12,230	5,338

	17,354,657	17,031,299
General and administrative expenditures	(995,312)	(870,454)

Distributable income	$16,359,345	$16,160,845

Distributable income per Unit (46,608,796 Units)	$.35	$.35

The accompanying notes are an integral part of these condensed financial statements.

PERMIAN BASIN ROYALTY TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

	SIX MONTHS ENDED June 30, 2018	SIX MONTHS ENDED June 30, 2017
Trust corpus, beginning of period	$529,043	$603,119
Amortization of net overriding royalty interests	(33,716)	(37,072)
Distributable income	16,359,345	16,160,845
Distributions declared	(16,359,345)	(16,160,845)

Total Trust Corpus, end of period	$495,327	$566,047

Distributions per Unit	$.35	$.35

The accompanying notes are an integral part of these condensed financial statements.

PERMIAN BASIN ROYALTY TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1.	TRUST ORGANIZATION AND PROVISIONS

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

Subsequent to June 30, 2018, the Trust declared a distribution on July 20, 2018 of $0.057454 per Unit payable on August 14, 2018 to Unit holders of record on July 31, 2018.

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

Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017

For the quarter ended June 30, 2018, royalty income received by the Trust amounted to $7,623,122 compared to royalty income of $7,473,738 during the second quarter of 2017. The increase in royalty income is primarily attributable to a decrease in oil and gas production offset by an increase in price of oil for the quarter ending June 30, 2018, as compared to the quarter ended June 30, 2017. Average oil and gas prices were $60.94 and $3.12 for the quarter ending June 30, 2018, compared to $47.14 and $3.13 for the quarter ended June 30, 2017.

Interest income for the quarter ended June 30, 2018, was $6,754 compared to $3,056 during the second quarter of 2017. The increase in interest income is primarily attributable to substantially increased amounts of funds available for investment. Total expenses during the second quarter of 2018 amounted to $581,462 compared to $504,997 during the second quarter of 2017. The increase in total expenses can be primarily attributed to increased expense for professional services.

These transactions resulted in distributable income for the quarter ended June 30, 2018, of $7,048,414 or $0.15 per Unit of beneficial interest. Distributions of $0.052172, $0.054973 and $0.044080 per Unit were made to Unit holders of record as of April 30, 2018, May 31, 2018, and June 29, 2018, respectively. For the second quarter of 2017, distributable income was $6,971,797 or $0.15 per Unit of beneficial interest.

Royalty income for the Trust for the second quarter of the calendar year is associated with actual oil and gas production for the period of February, March and April 2018 from the properties from which the Trust’s net overriding royalty interests (“Royalties”) were carved. Oil and gas sales attributable to the Royalties and the properties from which the Royalties were carved are as follows:

	Second Quarter
	2018	2017
Royalties:
Oil sales (Bbls)	109,771	138,456
Gas sales (Mcf)	363,560	490,380
Properties From Which The Royalties Were Carved:
Oil:
Total oil sales (Bbls)	223,399	238,581
Average per day (Bbls)	2,454	2,651
Average price per Bbl	$60.94	$47.14
Gas:
Total gas sales (Mcf)	973,980	1,057,527
Average per day (Mcf)	10,703	11,570
Average price per Mcf	$3.12	$3.13

The average received price of oil increased to an average price per barrel of $60.94 per Bbl in the second quarter of 2018, compared to $47.14 per Bbl in the second quarter of 2017 due to worldwide market variables. The Trustee has been advised by ConocoPhillips that for the period of August 1, 1993, through June 30, 2018, the oil from the Waddell Ranch properties was being sold under a competitive bid to a third party. The average price of gas (including natural gas liquids) decreased from $3.13 per Mcf in the second quarter of 2017 to $3.12 per Mcf in the second quarter of 2018 due to change in overall market variables.

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

Capital expenditures for drilling, remedial and maintenance activities on the Waddell Ranch properties during the second quarter of 2018 totaled $167,801 as compared to $517,000 for the second quarter of 2017. ConocoPhillips has informed the Trustee that the 2018 capital expenditures budget has been approved at $4.3 million (gross) for the Waddell Ranch properties. The total amount of capital expenditures for 2017 with regard to the Waddell Ranch properties totaled $3.2 million (gross).

The Trustee has been advised that there were 2 workover wells completed, 0 new wells completed, 0 new wells in progress and 0 workover wells in progress during the three months ended June 30, 2018, as compared to 0 workover wells completed, 0 new wells completed, 0 new wells in progress and 0 workover wells in progress for the three months ended June 30, 2017, on the Waddell Ranch properties. There were various facility projects in progress for the second quarter of 2018.

Lease operating expenses and property taxes totaled $6.3 million (gross) for the second quarter of 2018, compared to $4.0 million (gross) for the same period in 2017 on the Waddell Ranch properties due to increased maintenance work.

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

For the six months ended June 30, 2018, royalty income received by the Trust amounted to $17,342,427 compared to royalty income of $17,025,961 for the six months ended June 30, 2017. The increase in royalty income is primarily attributable to a reduction of capital expenditures by the operator and an increase in oil and gas prices for the six months ending June 30, 2018, as compared to the six months ended June 30, 2017. Average oil and gas prices were $58.60 and $3.49 for the six months ending June 30, 2018 compared to $46.69 and $3.15 for the six months ended June 30, 2017.

Interest income for the six months ended June 30, 2018, was $12,230 compared to $5,338 during the six months ended June 30, 2017. The increase in interest income is primarily attributable to substantially increased amounts of funds available for investment. Total expenses during the six months ending June 30, 2018, amounted to $995,312 compared to $870,454 during the six months ended June 30, 2017. The increase in total expenses can be primarily attributed to increased expense for professional services.

These transactions resulted in distributable income for the six months ended June 30, 2018 of $16,359,345, or $0.35 per Unit. For the six months ended June 30, 2017, distributable income was $16,160,845, or $0.35 per Unit.

Royalty income for the Trust for the six months ended June 30, 2018, is associated with actual oil and gas production for the period November 2017 through April 2018 from the properties from which the Royalties were carved. Oil and gas production attributable to the Royalties and the properties from which the Royalties were carved are as follows:

	Six Months Ended
	2018	2017
Royalties:
Oil sales (Bbls)	252,951	298,085
Gas sales (Mcf)	874,938	1,100,970
Properties From Which The Royalties Were Carved:
Oil:
Total oil sales (Bbls)	459,641	484,516
Average per day (Bbls)	2,512	2,662
Average price per Bbl	$58.60	$46.69
Gas:
Total gas sales (Mcf)	2,007,271	2,154,632
Average per day (Mcf)	10,969	11,839
Average price per Mcf	$3.49	$3.15

The average received price of oil increased during the six months ended June 30, 2018 to $58.60 per barrel compared to $46.69 per barrel for the same period in 2017. The increase in the average price of oil is primarily due to worldwide market variables. The increase in the average price of gas (including natural gas liquids) from $3.15 per Mcf for the six months ended June 30, 2017, to $3.49 per Mcf for the six months ended June 30, 2018, is primarily the result of a change in overall market variables.

Since the oil and gas sales volumes attributable to the Royalties are based on an allocation formula that is dependent on such factors as price and cost (including capital expenditures), the production amounts in the Royalties section of the above table do not provide a meaningful comparison. Both oil and gas sales volumes from the properties from which the Royalties are carved have increased for the applicable period of 2018 compared to 2017.

Capital expenditures for the Waddell Ranch properties for the six months ended June 30, 2018 totaled $0.6 million (gross) compared to $0.7 million (gross) to the Trust for the same period in 2017. ConocoPhillips has previously advised the Trust that the 2018 capital expenditures budget for the Waddell Ranch properties is $4.3 million (gross).

The Trustee has been advised that 3 workover wells were completed and 0 new wells were completed (0 vertical, 0 horizontal) on the Waddell Ranch properties during the six months ended June 30, 2018, as compared to 0 workover wells completed and 0 new wells completed on the Waddell Ranch properties during the six months ended June 30, 2017. There were various facility projects in progress for the second quarter of 2018.

Lease operating expenses and property taxes totaled $10.8 million for the six months ended June 30, 2018, compared to $6.8 million for the same period in 2017. The increase in lease operating expense is primarily attributable to increased spending on facilities and maintenance.

Calculation of Royalty Income

The Trust’s royalty income is computed as a percentage of the net profit from the operation of the properties in which the Trust owns net overriding royalty interests. These percentages of net profits are 75% and 95% in the case of the Waddell Ranch properties and the Texas Royalty properties, respectively. Royalty income received by the Trust for the three months ended June 30, 2018 and 2017, respectively, were computed as shown in the table below:

	THREE MONTHS ENDED JUNE 30
	2018		2017
	WADDELL RANCH PROPERTIES	TEXAS ROYALTY PROPERTIES	WADDELL RANCH PROPERTIES	TEXAS ROYALTY PROPERTIES
Gross proceeds of sales from the Underlying Properties
Oil proceeds	$9,610,039	$4,005,358	$7,907,442	$3,338,381
Gas proceeds	2,641,768	433,499	2,936,656	373,683
Other (adjustment)	—	—	—	—

Total	12,251,807	4,438,857	10,844,098	3,712,064

Less:
Severance tax:
Oil	427,083	156,060	350,889	99,586
Gas	91,129	22,554	80,782	18,917
Other	—	—	—	—
Lease operating expense and property tax:
Oil and gas	6,341,939	360,000	4,016,370	375,000
Capital expenditures	167,801	—	516,972	—

Total	7,027,952	538,614	4,965,013	493,503

Net profits	5,223,855	3,900,243	5,879,084	3,218,561
Net overriding royalty interests	75%	95%	75%	95%

Royalty income	$3,917,891	3,705,231	$4,409,313	3,057,633

Critical Accounting Policies and Estimates

A disclosure of critical accounting policies and the more significant judgments and estimates used in the preparation of the Trust’s financial statements is included in Item 7 of the Trust’s Annual Report on Form 10-K for the year ended December 31, 2017. There have been no significant changes to the critical accounting policies during the six months ended June 30, 2018.

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

Risk factors relating to the Trust are contained in Item 1A of the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017. No material change to such risk factors has occurred during the six months ended June 30, 2018.

Items 2 through 5.

Not applicable.

Item 6.	Exhibits

4.1	Permian Basin Amended and Restated Royalty Trust Indenture dated June 20, 2014, between Southland Royalty Company (now Burlington Resources Oil & Gas Company LP) and The First National Bank of Fort Worth (now Simmons Bank), as Trustee, heretofore filed as Exhibit 4.1 to the Trust’s Quarterly Report on Form 10-Q to the Securities and Exchange Commission for the quarterly period ended June 30, 2014, is incorporated herein by reference. *

4.2	Net Overriding Royalty Conveyance (Permian Basin Royalty Trust) from Southland Royalty Company (now Burlington Resources Oil & Gas Company LP) to The First National Bank of Fort Worth (now Simmons Bank) as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit (4)(b) to the Trust’s Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980 is incorporated herein by reference. * (P)

4.3	Net Overriding Royalty Conveyance (Permian Basin Royalty Trust) from Southland Royalty Company (now Burlington Resources Oil & Gas Company LP) to The First National Bank of Fort Worth (now Simmons Bank), as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit (4)(b) to the Trust’s Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980 is incorporated herein by reference. * (P)

10.1	Registration Rights Agreement dated as of July 21, 2004 by and between Burlington Resources, Inc. and Bank of America, N.A., as trustee of Permian Basin Royalty Trust, heretofore filed as Exhibit 10.1 to the Trust’s Quarterly Report on Form 10-Q to the Securities and Exchange Commission for the quarterly period ended June 30, 2004 is incorporated herein by reference. *

10.2	Underwriting Agreement dated December 15, 2005 among the Permian Basin Royalty Trust, Burlington Resources, Inc., Burlington Resources Oil & Gas L.P. and Lehman Brothers Inc. and Wachovia Capital Markets, LLC as representatives of the several underwriters, heretofore filed as Exhibit 10.1 to the Trust’s current report on Form 8-K to the Securities and Exchange Commission filed on December 19, 2005, is incorporated herein by reference. *

10.3	Underwriting Agreement dated August 2, 2005 among the Permian Basin Royalty Trust, Burlington Resources, Inc., Burlington Resources Oil & Gas L.P. and Goldman Sachs & Co. and Lehman Brothers Inc. as representatives of the several underwriters, heretofore filed as Exhibit 10.1 to the Trust’s current report on Form 8-K to the Securities and Exchange Commission filed on August 8, 2005, is incorporated herein by reference. *

10.4	Underwriting Agreement dated August 17, 2006, among Permian Basin Royalty Trust, ConocoPhillips, Burlington Resources Oil & Gas Company LP and Lehman Brothers Inc. and Wachovia Capital Markets, LLC as representatives of the several underwriters heretofore filed as Exhibit 10.1 to the Trust’s current report on Form 8-K to the Securities and Exchange Commission filed on August 22, 2006, is incorporated herein by reference. *

31.1	Certification by Ron E. Hooper, Senior Vice President Royalty Trust Management of Simmons Bank, Trustee of Permian Basin Royalty Trust, dated August 9, 2018 and submitted pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate by Simmons Bank, Trustee of Permian Basin Royalty Trust, dated August 9, 2018 and submitted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

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
Ron E. Hooper
SVP Royalty Trust Management

Date: August 9, 2018

(The Trust has no directors or executive officers.)