Form 10-Q
period 2018-09-30
PERMIAN BASIN ROYALTY TRUST
filed 2018-11-05
CIK 319654

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☒

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of Units of beneficial interest of the Trust outstanding at November 1, 2018: 46,608,796.

PERMIAN BASIN ROYALTY TRUST

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

The condensed financial statements included herein have been prepared by Simmons Bank as Trustee for the Permian Basin Royalty Trust (the “Trust”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Effective February 20, 2018, Simmons Bank (the “Trustee”) became the new trustee for the Trust. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed interim financial statements and notes thereto be read in conjunction with the financial statements and the notes thereto included in the Trust’s latest annual report on Form 10-K. In the opinion of the Trustee, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the assets, liabilities and trust corpus of the Permian Basin Royalty Trust at September 30, 2018, the distributable income for the three-month and nine-month periods ended September 30, 2018 and 2017 and the changes in trust corpus for the nine-month periods ended September 30, 2018 and 2017, have been included. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

The condensed interim financial statements as of September 30, 2018 and for the three-month and nine-month periods ended September 30, 2018 and 2017, included herein, have been reviewed by Weaver and Tidwell, L.L.P., an independent registered public accounting firm, as stated in their report appearing herein.

.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Unit Holders of Permian Basin Royalty Trust and

Simmons Bank, Trustee

Dallas, Texas

Results of Review of Interim Financial Statements

We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of Permian Basin Royalty Trust (the “Trust”) as of September 30, 2018 and the related condensed statements of distributable income for the three-month and nine-month periods ended September 30, 2018 and 2017 and changes in trust corpus for the nine-month periods ended September 30, 2018 and 2017, and the related notes (collective referred to as the “condensed interim financial statements or interim financial information”). Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed interim financial statements for them to be in conformity with the modified cash basis of accounting, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America.

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

/s/ WEAVER AND TIDWELL, L.L.P.

Dallas, TX

November 2, 2018

PERMIAN BASIN ROYALTY TRUST

CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	September 30, 2018 (Unaudited)	December 31, 2017
ASSETS
Cash and short-term investments	$3,604,578	$3,421,419
Net overriding royalty interests in producing oil and gas properties (net of accumulated amortization of $10,490,271 and $10,446,173 at September 30, 2018 and December 31, 2017, respectively)	484,945	529,043

TOTAL ASSETS	$4,089,523	$3,950,462

LIABILITIES AND TRUST CORPUS
Distribution payable to Unit holders	$2,554,578	$2,371,419
Commitments and reserves for contingencies (Note 6)	1,050,000	1,050,000
Trust corpus – 46,608,796 Units of beneficial interest authorized and outstanding	484,945	529,043

TOTAL LIABILITIES AND TRUST CORPUS	$4,089,523	$3,950,462

The accompanying notes are an integral part of these condensed financial statements.

PERMIAN BASIN ROYALTY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

	THREE MONTHS ENDED September 30, 2018	THREE MONTHS ENDED September 30, 2017
Royalty income	$7,236,350	$6,095,517
Interest income	6,994	3,270

	7,243,344	6,098,787
General and administrative expenditures	(186,501)	(198,472)

Distributable income	$7,056,843	$5,900,315

Distributable income per Unit (46,608,796 Units)	$.15	$.13

The accompanying notes are an integral part of these condensed financial statements.

PERMIAN BASIN ROYALTY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

	NINE MONTHS ENDED September 30, 2018	NINE MONTHS ENDED September 30, 2017
Royalty income	$24,578,777	$23,121,478
Interest income	19,224	8,608

	24,598,001	23,130,086
General and administrative expenditures	(1,181,813)	(1,068,926)

Distributable income	$23,416,188	$22,061,160

Distributable income per Unit (46,608,796 Units)	$.50	$.47

The accompanying notes are an integral part of these condensed financial statements.

PERMIAN BASIN ROYALTY TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

	NINE MONTHS ENDED September 30, 2018	NINE MONTHS ENDED September 30, 2017
Trust corpus, beginning of period	$529,043	$603,119
Amortization of net overriding royalty interests	(44,098)	(52,370)
Distributable income	23,416,188	22,061,160
Distributions declared	(23,416,188)	(22,061,160)

Total Trust Corpus, end of period	$484,945	$550,749

Distributions per Unit	$.50	$.47

The accompanying notes are an integral part of these condensed financial statements.

PERMIAN BASIN ROYALTY TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1.	TRUST ORGANIZATION AND PROVISIONS

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

The financial statements of the Trust differ from financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) because revenues are not accrued in the month of production, expenses are recorded when paid and certain cash reserves may be established for contingencies which would not be accrued in financial statements prepared in accordance with GAAP. Amortization of the Royalties calculated on a unit-of-production basis is charged directly to trust corpus. This comprehensive basis of accounting other than GAAP corresponds to the accounting permitted for royalty trusts by the U.S. Securities and Exchange Commission as specified by Staff Accounting Bulletin Topic 12:E, Financial Statements of Royalty Trusts.

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

Subsequent to September 30, 2018, the Trust declared a distribution on October 19, 2018 of $0.055098 per Unit payable on November 15, 2018 to Unit holders of record on October 31, 2018.

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

Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017

For the quarter ended September 30, 2018, royalty income received by the Trust amounted to $7,236,350 compared to royalty income of $6,095,517 during the third quarter of 2017. The in royalty income is primarily attributable to an increase in oil and gas pricing offset by a decrease in production of oil and gas for the quarter ending September 30, 2018, as compared to the quarter ended September 30, 2017. Average oil and gas prices were $60.19 and $3.64 for the quarter ending September 30, 2018 compared to $43.72 and $3.11 for the quarter ended September 30, 2017.

Interest income for the quarter ended September 30, 2018, was $6,994 compared to $3,270 during the third quarter of 2017. The increase in interest income is primarily attributable to substantially increased amounts of funds available for investment. Total expenses during the third quarter of 2018 amounted to $186,501 compared to $198,472 during the third quarter of 2017. The decrease in total expenses can be primarily attributed to decreased expense for professional services.

These transactions resulted in distributable income for the quarter ended September 30, 2018, of $7,056,843 or $.15 per Unit of beneficial interest. Distributions of $0.057454, $0.039143 and $0.054808 per Unit were made to Unit holders of record as of July 31, 2018, August 31, 2018, and September 28, 2018, respectively. For the third quarter of 2017, distributable income was $5,900,315 or $.13 per Unit of beneficial interest.

Royalty income for the Trust for the third quarter of the calendar year is associated with actual oil and gas production for the period of May, June and July 2018 from the properties from which the Trust’s net overriding royalty interests (“Royalties”) were carved. Oil and gas sales attributable to the Royalties and the properties from which the Royalties were carved are as follows:

	Third Quarter
	2018	2017
Royalties:
Oil sales (Bbls)	101,892	120,217
Gas sales (Mcf)	329,291	419,229
Properties From Which The Royalties Were Carved:
Oil:
Total oil sales (Bbls)	214,069	236,214
Average per day (Bbls)	2,327	2,568
Average price per Bbl	$60.19	$43.72
Gas:
Total gas sales (Mcf)	969,476	1,074,084
Average per day (Mcf)	10,538	11,675
Average price per Mcf	$3.54	$3.11

The average received price of oil increased to an average price per barrel of $60.19 per Bbl in the third quarter of 2018, compared to $43.72 per Bbl in the third quarter of 2017 due to worldwide market variables. The Trustee has been advised by ConocoPhillips that for the period of August 1, 1993, through September 30, 2018, the oil from the Waddell Ranch properties was being sold under a competitive bid to a third party. The average price of gas (including natural gas liquids) increased from $3.11 per Mcf in the third quarter of 2017 to $3.55 per Mcf in the third quarter of 2018 due to change in overall market variables.

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

Capital expenditures for drilling, remedial and maintenance activities on the Waddell Ranch properties during the third quarter of 2018 totaled $5,200 as compared to $572,000 for the third quarter of 2017. ConocoPhillips has informed the Trustee that the 2018 capital expenditures budget has been approved at $4.3 million (gross) for the Waddell Ranch properties. The total amount of capital expenditures for 2017 with regard to the Waddell Ranch properties totaled $3.2 million (gross).

The Trustee has been advised that there were 0 workover wells completed, 0 new wells completed, 0 new wells in progress and 0 workover wells in progress during the three months ended September 30, 2018, as compared to 0 workover wells completed, 0 new wells completed, 0 new wells in progress and 0 workover wells in progress for the three months ended September 30, 2017, on the Waddell Ranch properties. There were various facility projects in progress for the third quarter of 2018.

Lease operating expenses and property taxes totaled $6.75 million (gross) for the third quarter of 2018, compared to $5 million (gross) for the same period in 2017 on the Waddell Ranch properties due to increased maintenance work.

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

For the nine months ended September 30, 2018, royalty income received by the Trust amounted to $24,578,777 compared to royalty income of $23,121,478 for the nine months ended September 30, 2017. The increase in royalty income is primarily attributable to a reduction of capital expenditures by the operator and an increase in oil and gas prices for the nine months ending September 30, 2018, as compared to the nine months ended September 30, 2017. Average oil and gas prices were $59.11 and $3.51 for the nine months ending September 30, 2018 compared to $45.72 and $3.14 for the nine months ended September 30, 2017.

Interest income for the nine months ended September 30, 2018, was $19,224 compared to $8,608 during the nine months ended September 30, 2017. The increase in interest income is primarily attributable to substantially increased amounts of funds available for investment. Total expenses during the nine months ending September 30, 2018, amounted to $1,181,813 compared to $1,068,926 during the nine months ended September 30, 2017. The increase in total expenses can be primarily attributed to increased expense for professional services.

These transactions resulted in distributable income for the nine months ended September 30, 2018 of $23,416,188, or $0.50 per Unit. For the nine months ended September 30, 2017, distributable income was $22,061,160, or $0.47 per Unit.

Royalty income for the Trust for the nine months ended September 30, 2018, is associated with actual oil and gas production for the period November 2017 through July 2018 from the properties from which the Royalties were carved. Oil and gas production attributable to the Royalties and the properties from which the Royalties were carved are as follows:

	Nine Months Ended
	2018	2017
Royalties:
Oil sales (Bbls)	354,843	298,085
Gas sales (Mcf)	1,204,229	1,100,970
Properties From Which The Royalties Were Carved:
Oil:
Total oil sales (Bbls)	673,710	720,729
Average per day (Bbls)	2,450	2,630
Average price per Bbl	$59.11	$45.72
Gas:
Total gas sales (Mcf)	2,976,747	3,228,715
Average per day (Mcf)	10,825	11,784
Average price per Mcf	$3.51	$3.14

The average received price of oil increased during the nine months ended September 30, 2018 to $59.11 per barrel compared to $45.72 per barrel for the same period in 2017. The increase in the average price of oil is primarily due to worldwide market variables. The increase in the average price of gas (including natural gas liquids) from $3.14 per Mcf for the nine months ended September 30, 2017, to $3.51 per Mcf for the nine months ended September 30, 2018, is primarily the result of a change in overall market variables.

Since the oil and gas sales volumes attributable to the Royalties are based on an allocation formula that is dependent on such factors as price and cost (including capital expenditures), the production amounts in the Royalties section of the above table do not provide a meaningful comparison. Both oil and gas sales volumes from the properties from which the Royalties are carved have decreased for the applicable period of 2018 compared to 2017.

Capital expenditures for the Waddell Ranch properties for the nine months ended September 30, 2018 totaled $0.6 million (gross) compared to $1.2 million (gross) to the Trust for the same period in 2017. ConocoPhillips has previously advised the Trust that the 2018 capital expenditures budget for the Waddell Ranch properties is $4.3 million (gross).

The Trustee has been advised that 0 workover wells were completed and 0 new wells were completed (0 vertical, 0 horizontal) on the Waddell Ranch properties during the nine months ended September 30, 2018, as compared to 0 workover wells completed and 0 new wells completed on the Waddell Ranch properties during the nine months ended September 30, 2017. There were various facility projects in progress for the third quarter of 2018.

Lease operating expenses and property taxes totaled $17.5 million for the nine months ended September 30, 2018, compared to $11.9 million for the same period in 2017. The increase in lease operating expense is primarily attributable to increased spending on facilities and maintenance.

Calculation of Royalty Income

The Trust’s royalty income is computed as a percentage of the net profit from the operation of the properties in which the Trust owns net overriding royalty interests. These percentages of net profits are 75% and 95% in the case of the Waddell Ranch properties and the Texas Royalty properties, respectively. Royalty income received by the Trust for the three months ended September 30, 2018 and 2017, respectively, were computed as shown in the table below:

	THREE MONTHS ENDED SEPTEMBER 30
	2018		2017
	WADDELL RANCH PROPERTIES	TEXAS ROYALTY PROPERTIES	WADDELL RANCH PROPERTIES	TEXAS ROYALTY PROPERTIES
Gross proceeds of sales from the Underlying Properties
Oil proceeds	$8,783,168	$4,100,713	$7,115,106	$3,211,420
Gas proceeds	2,952,887	452,202	2,941,147	401,527
Other (adjustment)	67,244	—	54,404	—

Total	11,803,299	4,552,915	10,110,657	3,612,947

Less:
Severance tax:
Oil	396,372	134,987	316,070	124,355
Gas	110,358	25,973	(29,322)	18,469
Other	—	—	—	—
Lease operating expense and property tax:
Oil and gas	6,750,047	360,000	5,044,748	375,000
Capital expenditures	5,198	—	572,564	—

Total	7,261,975	520,960	5,904,060	517,824

Net profits	4,541,324	4,031,955	4,206,597	3,095,123
Net overriding royalty interests	75%	95%	75%	95%

Royalty income	$3,405,993	3,830,357	$3,154,948	2,940,367

Critical Accounting Policies and Estimates

A disclosure of critical accounting policies and the more significant judgments and estimates used in the preparation of the Trust’s financial statements is included in Item 7 of the Trust’s Annual Report on Form 10-K for the year ended December 31, 2017. There have been no significant changes to the critical accounting policies during the nine months ended September 30, 2018.

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

Not applicable due to the Trust’s status as a smaller reporting company.

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

Risk factors relating to the Trust are contained in Item 1A of the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017. No material change to such risk factors has occurred during the nine months ended September 30, 2018.

Items 2 through 5.

Not applicable.

Item 6.	Exhibits

4.1	Permian Basin Amended and Restated Royalty Trust Indenture dated June 20, 2014, between Southland Royalty Company (now Burlington Resources Oil & Gas Company LP) and The First National Bank of Fort Worth (now Simmons Bank), as Trustee, heretofore filed as Exhibit 4.1 to the Trust’s Quarterly Report on Form 10-Q to the Securities and Exchange Commission for the quarterly period ended June 30, 2014, is incorporated herein by reference. *

4.2	Net Overriding Royalty Conveyance (Permian Basin Royalty Trust) from Southland Royalty Company (now Burlington Resources Oil & Gas Company LP) to The First National Bank of Fort Worth (now Simmons Bank) as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit (4)(b) to the Trust’s Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980, is incorporated herein by reference. * (P)

4.3	Net Overriding Royalty Conveyance (Permian Basin Royalty Trust) from Southland Royalty Company (now Burlington Resources Oil & Gas Company LP) to The First National Bank of Fort Worth (now Simmons Bank), as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit (4)(b) to the Trust’s Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980, is incorporated herein by reference. * (P)

10.1	Registration Rights Agreement dated as of July 21, 2004, by and between Burlington Resources Inc. and Bank of America, N.A., as trustee of Permian Basin Royalty Trust, heretofore filed as Exhibit 10.1 to the Trust’s Quarterly Report on Form 10-Q to the Securities and Exchange Commission for the quarterly period ended June 30, 2004, is incorporated herein by reference. *

10.2	Underwriting Agreement dated December 15, 2005, among the Permian Basin Royalty Trust, Burlington Resources, Inc., Burlington Resources Oil & Gas L.P. and Lehman Brothers Inc. and Wachovia Capital Markets, LLC as representatives of the several underwriters, heretofore filed as Exhibit 10.1 to the Trust’s current report on Form 8-K to the Securities and Exchange Commission filed on December 19, 2005, is incorporated herein by reference. *

10.3	Underwriting Agreement dated August 2, 2005, among the Permian Basin Royalty Trust, Burlington Resources, Inc., Burlington Resources Oil & Gas L.P. and Goldman Sachs & Co. and Lehman Brothers Inc. as representatives of the several underwriters, heretofore filed as Exhibit 10.1 to the Trust’s current report on Form 8-K to the Securities and Exchange Commission filed on August 8, 2005, is incorporated herein by reference. *

10.4	Underwriting Agreement dated August 17, 2006, among Permian Basin Royalty Trust, ConocoPhillips, Burlington Resources Oil & Gas Company LP and Lehman Brothers Inc. and Wachovia Capital Markets, LLC as representatives of the several underwriters heretofore filed as Exhibit 10.1 to the Trust’s current report on Form 8-K to the Securities and Exchange Commission filed on August 22, 2006, is incorporated herein by reference. *

31.1	Certification by Ron E. Hooper, Senior Vice President Royalty Trust Management of Simmons Bank, Trustee of Permian Basin Royalty Trust, dated November 2, 2018 and submitted pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate by Simmons Bank, Trustee of Permian Basin Royalty Trust, dated November 2, 2018 and submitted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

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
Ron E. Hooper
SVP Royalty Trust Management

Date: November 2, 2018

(The Trust has no directors or executive officers.)