Form 10-K
period 2018-12-31
PERMIAN BASIN ROYALTY TRUST
filed 2019-03-18
CIK 319654

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☑         No   ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes   ☐         No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller Reporting Company ☑	Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes   ☐        No  ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $434,860,067.

At March 1, 2019, there were 46,608,796 Units of Beneficial Interest of the Trust outstanding.

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

Production and development costs attributable to the Royalties are deducted in the calculation of the Trust’s share of net proceeds. Accordingly, higher or lower production and development costs will directly decrease or increase the amount received by the Trust from the Royalties. Production and development costs are impacted by increases in commodity prices, both directly, through commodity price dependent costs, such as electricity, and indirectly, as a result of demand driven increases in costs of oilfield goods and services. For example, the costs of electricity that will be included in production and development costs deducted in calculating the Trust’s share of 2019 net proceeds could increase compared to the electrical costs incurred during 2018 if higher fuel surcharges are charged by the third party electricity provider in response to any increased costs of natural gas consumed to generate the electricity. These increased costs could reduce the Trust’s share of 2019 net proceeds below the level that would exist if such costs remained at the level experienced in 2018. Similarly, new or changes to existing laws or regulations with which the Underlying Properties must comply, including environmental regulations or regulation of injection and disposal wells in connection with concerns regarding seismic activity, could result in increased production or development costs. If production and development costs attributable to the Royalties exceed the gross proceeds related to production from the Underlying Properties, the Trust will not receive net proceeds until future proceeds from production exceed the total of the excess costs plus accrued interest during the deficit period. Development activities may not generate sufficient additional proceeds to repay the costs.

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

The tax treatment of an investment in Trust Units could be affected by recent and potential legislative changes, possibly on a retroactive basis.

U.S. federal tax reform legislation informally known as the Tax Cuts and Jobs Act (the “TCJA”) was enacted December 22, 2017, and makes significant changes to the federal income tax rules applicable to both individuals and entities, including changes to the effective tax rate on a Unit holder’s allocable share of certain income from the Trust. The TCJA is complex and lacks administrative guidance, thus, Unit holders should consult their tax advisor regarding the TCJA and its effect on an investment in Trust Units.

For taxable years beginning after 2017, the highest marginal U.S. federal income tax rates applicable to ordinary income and long-term capital gains of individuals are 37% and 20%, respectively. Any modification to the U.S. federal income tax laws or interpretations thereof (including administrative guidance relating to the TCJA) may be applied retroactively and could adversely affect our business, financial condition or results of operations. The Trust is unable to predict whether any changes or other proposals will ultimately be enacted, or whether any adverse interpretations will be used. Any such changes or interpretations could negatively impact the value of an investment in the Trust Units.

Item 1B.	Unresolved Staff Comments

The Trust has not received any written comments from the Securities and Exchange Commission staff regarding its periodic or current reports under the Act not less than 180 days before December 31, 2018, which comments remain unresolved.

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

A production index for oil and gas properties is the number of years derived by dividing remaining reserves by current production. The production index for the Trust properties based on the reserve report prepared by independent petroleum engineers as of December 31, 2018, is approximately 7.6 years.

The following information under this Item 2 is based upon data and information, including audited computation statements, furnished to the Trustee by BROG and Riverhill Energy.

PRODUCING ACREAGE, WELLS AND DRILLING

Waddell Ranch Properties.    The net profits/overriding royalty interest in the Waddell Ranch properties is the largest asset of the Trust. The mineral interests in the Waddell Ranch, from which such net royalty interests are carved, vary from 37.5% (Trust net interest) to 50% (Trust net interest) in 78,715 gross (34,205 net) producing acres. A majority of the proved reserves are attributable to six fields: Dune, Sand Hills (Judkins), Sand Hills (McKnight), Sand Hills (Tubb), University-Waddell (Devonian) and Waddell. At December 31, 2018, the Waddell Ranch properties contained 791 gross (349 net) productive oil wells, 141 gross (117 net) productive gas wells and 242 gross (121 net) injection wells.

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

The Waddell Ranch properties are mature producing properties, and all of the major oil fields are currently being waterflooded for the purpose of facilitating enhanced recovery. Proved reserves and estimated future net revenues attributable to the properties are included in the reserve reports summarized below. BROG does not own the full working interest in any of the tracts constituting the Waddell Ranch properties and, therefore, implementation of any development programs will require approvals of other working interest holders as well as BROG. In addition, implementation of any development programs will be dependent upon oil and gas prices currently being received and anticipated to be received in the future. There were 0 gross (0 net) drill wells completed on the Waddell Ranch properties during 2018. At December 31, 2018, there were 1 drill wells and 1 workover in progress on the Waddell Ranch properties. There were 0 gross (0 net) drill wells completed on the Waddell Ranch properties during 2017. At December 31, 2017, there were 0 drill wells and 1 workover in progress on the Waddell Ranch properties. There were 0 gross (0 net) drill wells completed on the Waddell Ranch properties during 2016. At December 31, 2015, there were 0 drill wells and 1 workovers in progress on the Waddell Ranch properties.

BROG has advised the Trustee that the total amount of capital expenditures for 2018 with regard to the Waddell Ranch properties totaled $4.3 million (gross). Capital expenditures include the cost of remedial and maintenance activities. The amount spent is approximately $1.7 million of the budgeted amount projected by BROG for 2018.

BROG has advised the Trustee that the capital expenditures budget for 2019 totals approximately $6.6 million (gross) ($2.9 million net to the Trust), of which approximately $4.2 million (gross) is attributable to facilities. The remaining $2.4 million would be attributable to remedial work and the completion of 2 new drill wells. Accordingly, there is a 380% increase in capital expenditures for 2019 as compared with the 2018 capital expenditures. The major reason for the variance is the increased prices. There will be 2 new drill wells and 0 recompletions in 2019 as compared to 0 new drill wells and 2 recompletion in 2018.

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

Well Count and Acreage Summary.    The following table shows as of December 31, 2018, the gross and net producing wells and acres for the BROG interests on the Waddell Ranch. The net wells and acres are determined by multiplying the gross wells or acres by the BROG interests owner’s working interest in the wells or acres. Similar information is not available for the Riverhill Energy interests. There is no undeveloped acreage on the Waddell Ranch properties.

	Number of Wells		Acres
	Gross	Net	Gross	Net
BROG Interests	1,769	884	77,000	37,300

OIL AND GAS PRODUCTION

The Trust recognizes production during the month in which the related distribution is received. Production of oil and gas attributable to the Royalties and the Underlying Properties, the related average sales prices and the average production cost per unit of production attributable to the Underlying Properties for the three years ended December 31, 2018, excluding portions attributable to the adjustments discussed below, were as follows:

	Waddell Ranch Properties			Texas Royalty Properties			Total
	2018	2017	2016	2018	2017	2016	2018	2017	2016
Royalties:
Production
Oil (barrels)	228,277	289,349	209,777	239,196	255,680	280,654	467,473	545,029	490,431
Gas (Mcf)	1,343,148	1,699,525	1,250,235	252,851	285,453	340,446	1,595,999	1,984,978	1,590,681
Underlying Properties:
Production
Oil (barrels)	628,228	688,851	570,580	266,324	282,390	300,710	894,552	971,241	871,290
Gas (Mcf)	3,678,665	3,978,339	3,402,004	281,442	315,206	362,918	3,960,107	4,293,545	3,764,922
Average Sales Price
Oil/barrel	$58.22	$46.35	$40.81	$58.44	$45.80	$34.55	$58.11	$45.88	$39.73
Gas/Mcf	$3.32	$3.12	$2.17	$6.58	$5.22	$3.33	$3.55	$3.28	$2.29
Average Production Cost
Oil/Gas BOE	$20.30	$13.38	$6.79	$5.18	$3.48	$8.73	$17.26	$11.41	$12.94

Since the oil and gas sales attributable to the Royalties are based on an allocation formula that is dependent on such factors as price and cost (including capital expenditures), production amounts do not necessarily provide a meaningful comparison.

Waddell Ranch properties lease operating expense for 2018 was $23.1 million (gross). The lease operating expense increased from $16,402,257 in 2017 primarily because of increasing activity and facilities maintenance. Waddell Ranch lifting cost on a barrel of oil equivalent (BOE) basis was $20.30/bbl as compared to $13.38 in 2017 and $6.79 in 2016.

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

The independent petroleum engineers’ reports as to the proved oil and gas reserves attributable to the Royalties conveyed to the Trust were obtained from Cawley, Gillespie & Associates, Inc. Cawley, Gillespie & Associates, Inc. has been in business since 1973 when the petroleum consulting firm Keller & Augustson merged with the petroleum consulting firm Cawley, Harrington & Gillespie. The primary business of Cawley, Gillespie & Associates, Inc. is the estimation and evaluation of petroleum reserves. Kenneth J. Mueller, has been employed by Cawley, Gillespie & Associates, Inc. since 1996. Mr. Mueller attended Texas A&M University from 1975 to 1979, graduating with a Bachelor of Science degree, Summa Cum Laude, in Petroleum Engineering in 1979, and has in excess of nineteen years experience in oil and gas reserves studies and evaluations. Mr. Mueller is a licensed professional engineer with the Texas Board of Professional Engineers and a member of the Texas Society of Professional Engineers.

Cawley, Gillespie & Associates, Inc.’s reports are attached as exhibits to this Form 10-K. The following table presents a reconciliation of proved reserve quantities from January 1, 2016 through December 31, 2018 (in thousands):

	Waddell Ranch Properties		Texas Royalty Properties		Total
	Oil (Bbls)	Gas (Mcf)	Oil (Bbls)	Gas (Mcf)	Oil (Bbls)	Gas (Mcf)
January 1, 2016	1,438	6,556	3,172	2,490	4,610	9,046
Extensions, discoveries, and other additions	85	152	—	—	85	152
Revisions of previous estimates	(14)	485	178	33	164	518
Production	(152)	(893)	(252)	(305)	(404)	(1,198)

December 31, 2016	1,357	6,300	3,098	2,218	4,455	8,518
Extensions, discoveries, and other additions	31	649	—	—	31	649
Revisions of previous estimates	529	3,243	136	77	665	3,320
Production	(289)	(1700)	(256)	(285)	(545)	(1,985)

December 31, 2017	1,628	8,492	2,978	2,010	4,606	10,502
Extensions, discoveries, and other additions	46	109	—	—	46	109
Revisions of previous estimates	(367)	(1,523)	445	425	78	(1,098)
Production	(230)	(1,356)	(239)	(253)	(469)	(1,609)

December 31, 2018	1,077	5,722	3,184	2,182	4,261	7,904

Estimated quantities of proved reserves and net cash flow as of December 31, 2018 are as follows:

	Waddell Ranch Properties
	Oil (Mstb)	Gas (Mcf)	Net Cash Flow, M$	10% Disc. Cash Flow, M$
Proved Developed Producing	1,031	5,613	$75,475	$53,090
Proved Developed Non-Producing	25	58	$1,554	$364

Proved Developed	1,056	5,671	$77,029	$53,454
Proved Undeveloped	21	51	1,318	630

Total Proved	1,077	5,722	$78,347	$54,084

	Texas Royalty Properties
	Oil (Mstb)	Gas (Mcf)	Net Cash Flow, M$	10% Disc. Cash Flow, M$
Proved Developed Producing	3,184	2,182	$192,115	$85,142
Proved Developed	3,184	2,182	$192,115	$85,142

Total Proved	3,184	2,182	$192,115	$85,142

	Total Waddell Ranch Plus Texas Royalty Properties
	Oil (Mstb)	Gas (Mcf)	Net Cash Flow, M$	10% Disc. Cash Flow, M$
Proved Developed Producing	4,215	7,795	$267,590	$183,232
Proved Developed Non-Producing	25	58	$1,554	$364

Proved Developed	4,240	7,853	$269,144	$138,596
Proved Undeveloped	21	51	1,318	630

Total Proved	4,261	7,904	$270,462	$139,226

Estimated quantities of proved developed reserves of oil and gas as of the dates indicated were as follows (in thousands):

	Oil (Barrels)	Gas (Mcf)
Proved Developed Reserves:
January 1, 2016	4,610	9,046
December 31, 2016	4,455	8,578
December 31, 2017	4,606	10,502
December 31, 2018	4,261	7,904

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

The 2018, 2017 and 2016 change in the standardized measure of discounted future net cash revenues related to future royalty income from proved reserves attributable to the Royalties discounted at 10% is as follows (in thousands):

	Waddell Ranch Properties			Texas Royalty Properties			Total
	2018	2017	2016	2018	2017	2016	2018	2017	2016
January 1	$64,682	$42,332	$55,321	$65,228	$55,745	$70,784	$129,910	$98,077	$126,105
Extensions, discoveries, and other additions	994	2,093	1,347	—	—	—	994	2,093	1,347
Accretion of discount	6,468	4,233	5,532	6,523	5,575	7,078	12,991	9,808	12,610
Revisions of previous estimates and other	(843)	33,845	(9,081)	28,404	16,646	(11,817)	27,561	50,491	(20,898)
Royalty income	(17,025)	(17,821)	(10,787)	(15,013)	(12,738)	(10,300)	(32,038)	(30,559)	(21,087)

December 31	$54,276	$64,682	$42,332	$85,142	$65,228	$55,745	$139,418	$129,910	$98,077

Average oil and gas prices of $65.56 per barrel and $3.112 per Mcf were used to determine the estimated future net revenues from the Waddell Ranch properties and the Texas Royalty properties, respectively, at December 31, 2018. The upward revisions of both reserves and discounted future net cash flows for the Waddell Ranch properties are primarily due to stronger pricing for oil and gas. The Texas Royalty Properties are revised upward due to stronger pricing for oil and gas.

Average oil and gas prices of $51.34 per barrel and $2.97 per Mcf were used to determine the estimated future net revenues from the Waddell Ranch properties and the Texas Royalty properties, respectively, at December 31, 2017. The upward revisions of both reserves and discounted future net cash flows for the Waddell Ranch properties are primarily due to stronger pricing for oil offset by stronger gas pricing. The Texas Royalty Properties are revised downward due to stronger pricing for oil.

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

The following presents estimated future net revenue and the present value of estimated future net revenue attributable to the Royalties, for each of the years ended December 31, 2018, 2017 and 2016 (in thousands):

	2018		2017		2016
	Estimated Future Net Revenue	Present Value at 10%	Estimated Future Net Revenue	Present Value at 10%	Estimated Future Net Revenue	Present Value at 10%
Total Proved
Waddell Ranch properties	$78,347	$54,084	$99,438	$64,682	$64,167	$42,332
Texas Royalty properties	192,115	85,142	146,133	65,228	124,102	55,745

Total	$270,462	$139,226	$245,571	$129,910	$188,269	$98,077

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

Beyond measuring and reporting, the EPA issued an “Endangerment Finding” under Section 202(a) of the Clean Air Act, concluding that greenhouse gas pollution threatens the public health and welfare of future generations. The EPA indicated that it will use data collected through the reporting rules to decide whether to promulgate future greenhouse gas emission limits. On August 16, 2012, the EPA issued a final rule that established new source performance standards for volatile organic compounds (“VOC(s)”) and sulfur dioxide, an air toxics standard for major sources of oil and natural gas production, and an air toxics standard for major sources of natural gas transmission and storage. The rule required that, starting January 1, 2015, all hydraulically fractured or refractured natural gas wells be completed using reduced emission (“green”) completion technology, which significantly reduces VOC emissions. Limiting emissions of VOCs will have the co-benefit of also limiting methane, a greenhouse gas. These regulations also apply to storage tanks and other equipment in the affected oil and natural gas industry segments. On May 12, 2016, the EPA issued a final rule establishing additional standards for the reduction of methane, VOCs, and other emissions from new and existing sources in the oil and gas sector. Among other requirements, these new standards require green completion technology for new hydraulically fractured or refractured oil wells. And rulemaking concerning regulation of greenhouse gas and other emissions from the oil and natural gas industry continues: in October 2018, the EPA released proposed revisions to some of the 2016 requirements, including reducing the required frequency of fugitive emissions monitoring at well sites and compressor stations. Accordingly, the ultimate scope of these regulations is uncertain

Congress and various states, including Texas, have proposed or adopted legislation regulating or requiring disclosure of the chemicals in the hydraulic fracturing fluid that is used in the drilling operation. Texas requires oil and gas operators to disclose the chemicals on the Frac Focus website. Hydraulic fracturing has historically been regulated by state oil and natural gas commissions. The EPA, however, has asserted federal regulatory authority over certain hydraulic fracturing activities involving diesel under the Safe Drinking Water Act (the “SDWA”). The EPA has issued permitting guidance for oil and natural gas hydraulic fracturing activities using diesel fuels. Under the guidance, EPA defined the term “diesel” to include five categories of oils, including some such as kerosene, that are not traditionally considered to be diesel.

The Federal Water Pollution Control Act, also known as the Clean Water Act (“CWA”), and analogous state laws impose restrictions and strict controls on the discharge of pollutants, including produced waters and other oil and natural gas wastes, into waters of the United States. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by EPA or the relevant state agency. The CWA also prohibits the discharge of dredge and fill material in regulated waters, including wetlands, unless authorized by a permit issued by the U.S. Army Corps of Engineers. In May 2015, EPA and the U.S. Army Corps of Engineers jointly announced a final rule defining the “Waters of the United States” (“WOTUS”) which are protected under the CWA. The new rule, which would have made additional waters expressly Waters of the United States and therefore subject to the jurisdiction of the Clean Water Act, rather than subject to a case-specific evaluation, was stayed by the U.S. Court of Appeals for the Sixth Circuit before it took effect. On February 1, 2018, EPA officially delayed implementation of the 2015 rule until early 2020, and in July 2018, the EPA proposed repeal of the 2015 WOTUS rule. Later that year, EPA’s decision was challenged in court, which resulted in a decision by the U.S. District Court for the District of South Carolina to enjoin EPA’s February 2018 delay rule. Several states then acted to halt reinstatement of the 2015 WOTUS rule, the effect of all of which is that the 2015 WOTUS definition is currently in effect in 22 states. Meanwhile, in December 2018, the EPA and the U.S. Army Corps of Engineers issued a proposed rule to revise the definition of “Waters of the United States.” The proposed rule would narrow the definition, excluding, for example, streams that do not flow year-round and wetlands without a direct surface connection to other jurisdictional waters. Litigation by parties opposing the rule quickly followed. Due to the administrative procedures required to establish the rule and pending litigation, the new definition of “Waters of the United States” may not be implemented, if at all, for several years. Regardless, the applicable WOTUS definition affects what CWA permitting or other regulatory obligations may be triggered during development and operation of the Underlying Properties, and changes to the WOTUS definition could cause delays in development and/or increase the cost of development and operation of the Underlying Properties.

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

In addition, several cases have recently put a spotlight on the issue of whether injection wells may be regulated under the CWA if a direct hydrological connection to a jurisdictional surface water can be established. The split among federal circuit courts of appeals that decided these cases engendered two petitions for writ of certiorari to the United States Supreme Court in August 2018, one of which was granted in February 2019. EPA has also brought attention to the reach of the CWA’s jurisdiction in such instances by issuing a request for comment in February 2018 regarding the applicability of the CWA permitting program to discharges into groundwater with a direct hydrological connection to jurisdictional surface water, which hydrological connections should be considered “direct,” and whether such discharges would be better addressed through other federal or state programs. To date, no further action has been taken by EPA with respect to the issue, but should CWA permitting be required for saltwater injections wells, the costs of permitting and compliance for the Underlying Properties could increase.

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

The Underlying Properties and operation thereof may be subject to the requirements of the federal Occupational Safety and Health Act (“OSHA”) and comparable state statutes. The OSHA hazard communication standard, the EPA community right-to-know regulations under Title III of CERCLA, the general duty clause and Risk Management Planning regulations promulgated under section 112(r) of the Clean Air Act, and similar state statutes may require disclosure of information about hazardous materials used, produced or otherwise managed during operation of the Underlying Properties. These laws also require the development of risk management plans for certain facilities to prevent accidental releases of pollutants.

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

Units of Beneficial Interest

Units of Beneficial Interest (“Units”) of the Trust are traded on the New York Stock Exchange with the symbol PBT.

Approximately 913 Unit holders of record held the 46,608,796 Units of the Trust at December 31, 2018.

The Trust has no equity compensation plans and has not repurchased any Units during the period covered by this report.

Item 6.	Selected Financial Data

	For the Year Ended December 31,
	2018	2017	2016	2015	2014
Royalty income	$32,088,282	$30,559,527	$21,087,908	$17,795,462	$49,010,648
Distributable income	$30,789,460	$29,325,416	$19,348,835	$16,049,702	$47,717,493
Distributable income per Unit	$.66	$.63	$0.42	$0.34	$1.02
Distributions per Unit	$.66	$.63	$0.42	$0.34	$1.02
Total assets, December 31	$3,994,193	$3,950,462	$4,398,723	$2,145,443	$2,828,267

Computation of Royalty Income Received by the Trust

The Trust’s royalty income is computed as a percentage of the net profit from the operation of the properties in which the Trust owns net overriding royalty interests. The percentages of net profits are 75% and 95% in the cases of the Waddell Ranch properties and the Texas Royalty properties, respectively. Royalty income received by the Trust for the five years ended December 31, 2018, was computed as shown in the table on the next page.

	Year Ended December 31,
	2018		2017		2016		2015		2014
Gross Proceeds of Sales From the Underlying Properties:	Waddell Ranch Properties	Texas Royalty Properties	Waddell Ranch Properties	Texas Royalty Properties	Waddell Ranch Properties	Texas Royalty Properties	Waddell Ranch Properties	Texas Royalty Properties	Waddell Ranch Properties	Texas Royalty Properties
Oil Proceeds	$36,421,905	$15,564,348	$31,631,883	$12,932,547	$23,228,208	$11,392,255	$44,755,701	$16,961,554	$75,992,426	$30,875,566
Gas Proceeds	12,159,109	1,851,682	12,007,971	1,644,306	7,317,646	1,334,290	14,226,102	2,133,924	21,629,550	3,887,441
Other	119,048	—	56,767	—	—	—	(732,097)	—	2,766,256	—

Total	48,700,062	17,416,030	43,696,621	14,576,853	30,545,854	12,726,645	58,249,076	19,095,478	100,388,232	34,763,007

Less:
Severance Tax
Oil	1,625,842	567,246	1,409,979	452,689	1,030,578	370,941	1,956,811	602,682	3,299,182	1,230,687
Gas	442,098	83,054	273,048	75,623	338,599	61,814	586,809	110,141	1,084,324	180,361
Other	—	—	—	—	(349,817)	—	(656,236)	—	666,994	—
Lease Operating Expense and Property Tax Oil and Gas	23,134,903	962,975	16,402,257	639,920	12,980,419	1,451,483	26,438,272	1,947,322	29,375,066	1,922,064
Capital Expenditures	729,665	—	1,849,553	—	2,162,579	—	27,014,225	—	40,426,331	—

Total	$25,932,508	$1,613,275	$19,934,837	$1,168,232	$16,162,358	$1,884,238	$55,339,881	$2,660,145	74,851,897	3,333,112

Net Profits	$22,767,554	$15,802,755	$23,761,784	$13,408,621	$14,383,496	$10,842,407	$2,909,195	$16,435,333	$25,536,335	$31,429,895
Net Overriding Royalty Interest	75%	95%	75%	95%	75%	95%	75%	95%	75%	95%

Total Royalty Income for Distribution	$17,075,665	$15,012,617	$17,821,338	$12,738,189	$10,787,622	$10,300,286	$2,181,896	$15,613,566	$19,152,250	$29,858,400

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

Trustee’s Discussion and Analysis for the Three-Year Period Ended December 31, 2018

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

Results of Operations

Royalty income received by the Trust for the three-year period ended December 31, 2018, is reported in the following table:

	Year Ended December 31,
Royalties	2018	2017	2016
Total Revenue	$32,088,282	$30,559,527	$21,087,908
	100%	100%	100%
Oil Revenue	25,349,742	23,225,240	16,870,326
	79%	76%	80%
Gas Revenue	6,738,540	7,334,287	4,217,582
	21%	24%	20%
Total Revenue/Unit	$.688460	$.655660	$.452444

Royalty income of the Trust for the calendar year is associated with actual oil and gas production for the period November of the prior year through October of the current year. Oil and gas sales for 2018, 2017 and 2016 for the Royalties and the Underlying Properties, excluding portions attributable to the adjustments discussed hereafter, are presented in the following table:

	Year Ended December 31,
Royalties	2018	2017	2016
Oil Sales (Bbls)	467,473	545,029	490,431
Gas Sales (Mcf)	1,595,999	1,984,978	1,590,681
Underlying Properties
Oil
Total Oil Sales (Bbls)	894,552	971,241	871,290
Average Per Day (Bbls)	2,451	2,661	2,381
Average Price/Bbl	$58.11	$45.88	$39.73
Gas
Total Gas Sales (Mcf)	3,960,107	4,293,545	3,764,922
Average Per Day (Mcf)	10,850	11,763	10,287
Average Price/Mcf	$3.55	$3.28	$2.29

The average price of oil increased to $58.11 per barrel in 2018, up from $45.88 per barrel in 2017. The average price of oil in 2016 was $39.73 per barrel. In addition, the average price of gas increased from $3.28 per Mcf in 2017 to $3.55 per Mcf in 2018. The average price of gas in 2016 was $2.29 per Mcf. Oil prices have increased primarily because of world market conditions. Oil prices are expected to remain volatile. Gas liquids values remain stronger and keep the prices of gas stronger.

Subsequent to December 31, 2018, the price of both oil and gas continued to fluctuate, giving rise to a correlating adjustment of the respective standardized measure of discounted future net cash flows. As of February 28, 2019, NYMEX posted oil prices were approximately $57.21 per barrel, which compared to the posted price of $65.56 per barrel, used to calculate the worth of future net revenue of the Trust’s proved developed reserves, would result in a smaller standardized measure of discounted future net cash flows for oil. As of February 28, 2019, NYMEX posted gas prices were $2.89 per million British thermal units. The use of such price, as compared to the posted price of $3.11 per million British thermal units, used to calculate the future net revenue of the Trust’s proved developed reserves would result in a smaller standardized measure of discounted future net cash flows for gas.

Since the oil and gas sales attributable to the Royalties are based on an allocation formula that is dependent on such factors as price and cost (including capital expenditures), production amounts do not necessarily provide a meaningful comparison. For the underlying properties total oil production decreased by approximately .8% from 2017 to 2018 primarily due to the previous year’s allocation of reduced expenses resulting in an increase of production. For the underlying properties total gas production decreased approximately .8% from 2017 to 2018 primarily due to the allocation of reduced expenses resulting in an increase of production.

On May 2, 2011, ConocoPhillips, as the parent company of BROG, the operator of the Waddell Ranch properties, notified the Trustee that as a result of inaccuracies in ConocoPhillips’ accounting and record keeping relating to the Trust’s interest in proceeds from the gas plant production since January 2007, ConocoPhillips overpaid the Trust approximately $5.9 million initially. ConocoPhillips withheld $4.5 million from the proceeds for 2011 pending completions to the corrections of the accounting procedures. Beginning with the October 2012 distribution, previously withheld proceeds of $4.5 million were reimbursed by ConocoPhillips to the Trust ($4.0 million and $0.5 million in 2013 and 2012, respectively). ConocoPhillips has adjusted the monthly royalty payments to the Trust since October 2012 by the related reimbursed amounts to reflect ConocoPhillips’ ongoing correction of past and current production and royalty allocations and the payment of the previously withheld proceeds. These adjustments were completed in the first quarter of 2015. The Trust’s reported royalty income for the years ended December 31, 2018, 2017 and 2016 was not significantly impacted by these offsetting amounts. At this time, the Trustee considers all such corrections and adjustment to be accurate and fairly performed.

Total capital expenditures in 2018 used in the net overriding royalty calculation were approximately $730,000 (gross) compared to $1.9 million (gross) in 2017 and $2.2 million (gross) in 2016. The operator of the Waddell Ranch properties has informed the Trustee that, in order to halt the production decline curve and to exploit the remaining potential of the Trust’s assets more fully, a more aggressive, robust capital expenditure budget will be necessary in the future and is being pursued.

In 2017, there were 1 recompletion wells completed and 26 wells permanently plugged on the Waddell Ranch properties. Actual costs for this program in 2017 approximated $1.4 million (gross). This cost is for the development program and base facilities. The new drills and recompletions, on average, provided a total of an additional 8 BOEPD to the exit rate annualized average. In 2018, there were 0 new drill wells and 0 recompletion.

Texas law requires all temporarily abandoned wells to be either worked over and recompleted to functional status or permanently plugged and abandoned within a five year time frame. The Waddell Ranch properties contain over 700 such temporarily abandoned wells. In 2018, there was 0 recompletion wells completed and 19 wells permanently plugged on the Waddell Ranch properties. Actual costs for this program in 2018 approximated $1.01 million (gross). This cost is for the development program and base facilities. The recompletions, on average, provided a total of an additional 0 BOEPD to the exit rate annualized average as of December 2018. Production reported is gross.

There were 0 gross (0 net) drill wells completed on the Waddell Ranch properties during 2018. At December 31, 2018, there was 1 drill well and 1 workover in progress on the Waddell Ranch properties.

The operator has advised the Trustee that the proposed budget for 2019 will be $6.6 million (gross) and $2.9 million (net). The 2019 budget will include amounts to be spent on no vertical wells, 2 wells to be worked over and completed, additional facilities and infrastructure improvements and the completion of projects begun in 2018, spending about $2.4 million on this.

In 2018, lease operating expense and property taxes on the Waddell Ranch properties amounted to approximately $23.1 million. In 2017, lease operating expense and property taxes on the Waddell Ranch properties amounted to approximately $16.4 million. In 2016, lease operating expense and property taxes on the Waddell Ranch properties amounted to approximately $12.9 million.

The Trustee has been advised by BROG that since June 2006, the oil from the Waddell Ranch has been marketed by ConocoPhillips by soliciting bids from third parties on an outright sale basis of production listed in bid packages.

During 2018, the monthly royalty receipts were invested by the Trustee until the monthly distribution date, and earned interest totaled $26,006. Interest income for 2017 and 2016 was $12,675 and $2,643, respectively.

General and administrative expenses in 2018 were $1,324,828 compared to $1,246,786 in 2017 and $1,191,716 in 2016, primarily due to audit of properties and other professional services. The reserve for administrative expenses for any potentially extraordinary events and/or expenses was $1,050,000 as of December 31, 2018. Total reserves for expenses for the years ended December 31, 2018, 2017 and 2016 was $0, $0 and $550,000, respectively.

Distributable income for 2018 was $30,789,460 or $.66 per Unit.

Distributable income for 2017 was $29,325,416 or $.63 per Unit.

Distributable income for 2016 was $19,348,835 or $0.42 per Unit.

Results of the Fourth Quarters of 2018 and 2017

Royalty income received by the Trust for the fourth quarter of 2018 amounted to $7,509,505 or $0.16 per Unit. For the fourth quarter of 2017, the Trust received royalty income of $7,438,049 or $0.155855 per Unit. Interest income for the fourth quarter of 2018 amounted to $6,782 compared to $4,067 for the fourth quarter of 2017. The increase in interest income can be attributed primarily to an increase of funds available. Total general and administrative expenses was $143,389 for the fourth quarter of 2018 compared to $177,860 for the fourth quarter of 2017. The decrease in expenses primarily related to a decrease in legal and auditor expenses.

Royalty income for the Trust for the fourth quarter is associated with actual oil and gas production during August through October from the Underlying Properties. Oil and gas sales attributable to the Royalties and the Underlying Properties for the quarter and the comparable period for 2017 are as follows:

	Fourth Quarter
	2018	2017
Royalties
Oil Sales (Bbls)	112,630	132,272
Gas Sales (Mcf)	391,770	478,585
Underlying Properties
Total Oil Sales (Bbls)	220,842	250,512
Average Per Day (Bbls)	2,400	2,723
Average Price/Bbls	$55.09	$46.36
Total Gas Sales (Mcf)	983,360	1,064,951
Average Per Day (Mcf)	10,689	11,576
Average Price/Mcf	$3.68	$3.53

The posted price of oil increased for the fourth quarter of 2018 compared to the fourth quarter of 2017, resulting in an average price per barrel of $55.09 compared to $46.36 in the same period of 2017. The average price of gas increased for the fourth quarter of 2018 compared to the same period in 2017, resulting in an average price per Mcf of $3.68 compared to $3.53 in the fourth quarter of 2017.

The Trustee has been advised that oil production decreased in the fourth quarter of 2018 compared to the same period in 2017 primarily due to market pricing. Gas production decreased in the fourth quarter of 2018 compared to the same period in 2017 due to pricing pressure from market supply.

The Trust has been advised that 0 wells were drilled and completed during the three months ended December 31, 2018, and there were 2 wells in progress.

Use of Estimates

The preparation of financial statements in conformity with the basis of accounting described above requires management to make estimates and assumptions that affect reported amounts of certain assets, liabilities, revenues and expenses as of and for the reporting periods. Actual results may differ from such estimates.

Impairment

The Trustee routinely reviews its royalty interests in oil and gas properties for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If an impairment event occurs and it is determined that the carrying value of the Trust’s royalty interests may not be recoverable, an impairment will be recognized as measured by the amount by which the carrying amount of the royalty interests exceeds the fair value of these assets, which would likely be measured by discounting projected cash flows. There was no impairment of the assets as of December 31, 2018.

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

New Accounting Pronouncements

Revenue Recognition — In May 2014, the FASB issued updated guidance for recognizing revenue from contracts with customers. This update amends the existing accounting standards for revenue recognition and is based on the principle that revenue should be recognized to depict the transfer of goods and services to a customer at an amount that reflects the consideration a company expects to receive in exchange for those goods or services. The Trust adopted this standards update, as required, beginning with the first quarter of 2018, but does not believe the adoption of this standard will have a significant impact on its financial statements due to the modified cash basis of reporting used by the Trust.

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

Tabular Disclosure of Contractual Obligations.

		Less than 1 Year	Payments Due by Period		More than 5 Years
Contractual Obligations	Total		1 - 3 Years	3 - 5 Years
Distribution payable to Unit holders	$2,476,613	$2,476,613	$0	$0	$0
Total	$2,476,613	$2,476,613	$0	$0	$0

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Unit Holders of Permian Basin Royalty Trust and

Simmons Bank, Trustee

Opinion on the Financial Statements

We have audited the accompanying statements of assets, liabilities and trust corpus of the Permian Basin Royalty Trust (the Trust) as of December 31, 2018 and 2017, and the related statements of distributable income and changes in trust corpus for each of the three years in the period ended December 31, 2018 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the assets, liabilities, and trust corpus of the Trust as of December 31, 2018 and 2017, and the distributable income and changes in trust corpus for each of the three years in the period ended December 31, 2018, in conformity with the modified cash basis of accounting, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Trust’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 18, 2019 expressed an unqualified opinion thereon.

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

Dallas, Texas

March 18, 2019

PERMIAN BASIN ROYALTY TRUST

FINANCIAL STATEMENTS

STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	December 31,
	2018	2017
ASSETS
Cash and Short-term Investments	$3,526,613	$3,421,419
Net Overriding Royalty Interests in Producing Oil and Gas Properties — Net (Notes 2 and 3)	467,580	529,043

Total	$3,994,193	$3,950,462

LIABILITIES AND TRUST CORPUS
Distribution Payable to Unit Holders	$2,476,613	$2,371,419
Commitments and Reserve for Contingencies (Note 8)	1,050,000	1,050,000

Total Liabilities	$3,526,613	$3,421,419
Trust Corpus — 46,608,796 Units of Beneficial Interest Authorized and Outstanding	467,580	529,043

Total	$3,994,193	$3,950,462

STATEMENTS OF DISTRIBUTABLE INCOME

	For the years ended December 31,
	2018	2017	2016
Royalty Income (Notes 2 and 3)	$32,088,282	$30,559,527	$21,087,908
Interest Income	26,006	12,675	2,643

	32,114,288	30,572,202	21,090,551
General and Administrative Expenditures	1,324,828	1,246,786	1,191,716
Reserve for Expenses	—	—	550,000

Total Expenditures	1,324,828	1,246,786	1,741,716

Distributable Income	$30,789,460	$29,325,416	$19,348,835

Distributable Income per Unit (46,608,796 Units)	$.66	$.63	$.42

Distributions per Unit	$.66	$.63	$.42

The accompanying notes to financial statements are an integral part of these statements.

STATEMENTS OF CHANGES IN TRUST CORPUS

	For the years ended December 31,
	2018	2017	2016
Trust Corpus, Beginning of Year	$529,043	$603,119	$680,686
Amortization of Net Overriding Royalty Interests (Notes 2 and 3)	(61,463)	(74,076)	(77,567)
Distributable Income	30,789,460	29,325,416	19,348,835
Distributions Declared	(30,789,460)	(29,325,416)	(19,348,835)

Trust Corpus, End of Year	$467,580	$529,043	$603,119

The accompanying notes to financial statements are an integral part of these statements.

NOTES TO FINANCIAL STATEMENTS

1.	Trust Organization and Provisions

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

Impairment

The Trustee routinely reviews its royalty interests in oil and gas properties for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If an impairment event occurs and it is determined that the carrying value of the Trust’s royalty interests may not be recoverable, an impairment will be recognized as measured by the amount by which the carrying amount of the royalty interests exceeds the fair value of these assets, which would likely be measured by discounting projected cash flows. There was no impairment of the assets as of December 31, 2018.

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

New Accounting Pronouncements

Revenue Recognition — In May 2014, the FASB issued updated guidance for recognizing revenue from contracts with customers. This update amends the existing accounting standards for revenue recognition and is based on the principle that revenue should be recognized to depict the transfer of goods and services to a customer at an amount that reflects the consideration a company expects to receive in exchange for those goods or services. The Trust adopted this standards update, as required, beginning with the first quarter of 2018, but does not believe the adoption of this standard will have a significant impact on its financial statements due to the modified cash basis of reporting used by the Trust.

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

The initial carrying value of the Royalties ($10,975,216) represented Southland Royalty Company’s historical net book value at the date of the transfer to the Trust. Accumulated amortization as of December 31, 2018 and 2017 was $10,507,636 and $10,446,173, respectively.

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

Because the Trust is a grantor trust for federal tax purposes, each Unit holder is taxed directly on his proportionate share of income, deductions and credits of the Trust consistent with each such Unit holder’s taxable year and method of accounting and without regard to the taxable year or method of accounting employed by the Trust. The income of the Trust consists primarily of a specified share of the proceeds from the sale of oil and gas produced from the Underlying Properties. During 2018, the Trust also earned interest income on funds held for distribution and the cash reserve maintained for the payment of contingent and future obligations of the Trust.

The Trust generally allocates its items of income, gain, loss and deduction between transferors and transferees of the Units each month based upon the ownership of the Units on the monthly record date, instead of on the basis of the date a particular Unit is transferred. It is possible that the IRS could disagree with this allocation method and could assert that income and deductions of the Trust should be determined and allocated on a daily or prorated basis, which could require adjustments to the tax returns of the Unit holders affected by the issue and result in an increase in the administrative expense of the Trust in subsequent periods.

The deductions of the Trust consist of severance taxes and administrative expenses. In addition, each Unit holder is entitled to depletion deductions because the Royalties constitute “economic interests” in oil and gas properties for federal income tax purposes. Each Unit holder is entitled to amortize the cost of the Units through cost depletion over the life of the Royalties or, if greater, through percentage depletion equal to 15 percent of gross income, limited to 100% of the net income from such royalty. Unlike cost depletion, percentage depletion is not limited to a Unit holder’s depletable tax basis in the Units. Rather, a Unit holder is entitled to a percentage depletion deduction as long as the applicable Underlying Properties generate gross income. Percentage depletion is allowed on proven properties acquired after October 11, 1990. For Units acquired after such date, Unit holders should compute both percentage depletion and cost depletion from each property and claim the larger amount as a deduction on their income tax returns. The Trustee has estimated the cost depletion for January through December 2018, and it appears that percentage depletion will exceed cost depletion for some of the Unit holders.

Unit holders must maintain records of their adjusted basis in their Trust Units (generally his cost less prior depletion deductions), make adjustments for depletion deductions to such basis, and use the adjusted basis for the computation of gain or loss on the disposition of the Trust Units.

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

Individuals may incur expenses in connection with the acquisition or ownership of Trust Units. For tax years beginning before January 1, 2018, these expenses may be deductible as “miscellaneous itemized deductions” only to the extent that such expenses exceed 2 percent of the individual’s adjusted gross income. As a result of recently-enacted tax legislation under the TCJA, for tax years beginning after December 31, 2018 and before January 1, 2026, miscellaneous itemized deductions are not allowed.

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

Unit holders of record will continue to receive an individualized tax information letter for each of the quarters ending March 31, June 30 and September 30, 2018, and for the year ending December 31, 2018. Unit holders owning Units in the name of a nominee may obtain monthly tax information from the Trustee upon request. See discussion above regarding certain reporting requirements imposed upon middlemen under U.S. Treasury Regulations because the Trust is considered a WHIFT for federal income tax purposes.

Under the TCJA, for tax years beginning after December 31, 2018 and before January 1, 2026, the highest marginal U.S. federal income tax rate applicable to ordinary income of individuals is 37%, and the highest marginal U.S. federal income tax rate applicable to long-term capital gains (generally, gains from the sale or exchange of certain investment assets held for more than one year) and qualified dividends of individuals is 20%. Under the TCJA, for such tax years, personal exemptions and miscellaneous itemized deductions are not allowed. For such tax years, the U.S. federal income tax rate applicable to corporations is 21%, and such rate applies to both ordinary income and capital gains.

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

	Total
	Oil (Bbls)	Gas (Mcf)
January 1, 2016	4,610	9,046
Extensions, discoveries, and other additions	85	152
Revisions of previous estimates	164	518
Production	(404)	(1,198)

December 31, 2016	4,455	8,518
Extensions, discoveries, and other additions	31	649
Revisions of previous estimates	665	3,320
Production	(545)	(1,985)

December 31, 2017	4,606	10,502
Extensions, discoveries, and other additions	46	109
Revisions of previous estimates	78	(1098)
Production	(469)	(1609)

December 31, 2018	4,261	7,904

Estimated quantities of proved developed reserves of oil and gas as of the dates indicated were as follows (in thousands):

	Oil (Barrels)	Gas (Mcf)
Proved Developed Reserves:
January 1, 2016	4,610	9,046
December 31, 2016	4,455	8,518
December 31, 2017	4,606	10,502
December 31, 2018	4,261	7,904

Disclosure of a Standardized Measure of Discounted Future Net Cash Flows

The following is a summary of a standardized measure (in thousands) of discounted future net cash flows related to the Trust’s total proved oil and gas reserve quantities. Information presented is based upon valuation of proved reserves by using discounted cash flows based upon average oil and gas prices ($65.56 per bbl and $3.11 per Mcf, respectively) during the 12-month period prior to the fiscal year-end, determined as an unweighted arithmetic average of the first-day-of-the-month price for each month within such period, unless prices are defined by contractual arrangements, excluding escalations based upon future conditions and severance and ad valorem taxes, if any, and economic conditions, discounted at the required rate of 10 percent. As the Trust is not subject to taxation at the trust level, no provision for income taxes has been made in the following disclosure. Trust prices may differ from posted

NYMEX prices due to differences in product quality and property location. The impact of changes in current prices on reserves could vary significantly from year to year. Accordingly, the information presented below should not be viewed as an estimate of the fair market value of the Trust’s oil and gas properties nor should it be viewed as indicative of any trends.

December 31,	2018	2017	2016
Future net cash inflows	$270,462	$245,571	$188,269
Discount of future net cash flows @ 10%	(131,044)	(115,661)	(90,192)

Standardized measure of discounted future net cash inflows	$139,418	$129,910	$98,077

The change in the standardized measure of discounted future net cash flows for the years ended December 31, 2018, 2017 and 2016 is as follows (in thousands):

	Total
	2018	2017	2016
January 1	$129,910	$98,077	$126,105
Extensions, discoveries, and other additions	994	2,093	1,347
Accretion of discount	12,991	9,808	12,610
Revisions of previous estimates and other	27,561	50,491	(20,898)
Royalty income	(32,038)	(30,559)	(21,087)

December 31	$139,418	$129,910	$98,077

Subsequent to December 31, 2018, the price of both oil and gas continued to fluctuate, giving rise to a correlating adjustment of the respective standardized measure of discounted future net cash flows. As of February 28, 2019, NYMEX posted oil prices were approximately $57.21 per barrel, which compared to the posted price of $65.56 per barrel, used to calculate the worth of future net revenue of the Trust’s proved developed reserves, would result in a larger standardized measure of discounted future net cash flows for oil. As of February 28, 2019, NYMEX posted gas prices were $2.89 per million British thermal units. The use of such price, as compared to the posted price of $3.112 per million British thermal units, used to calculate the future net revenue of the Trust’s proved developed reserves would result in a smaller standardized measure of discounted future net cash flows for gas.

6.	Quarterly Schedule of Distributable Income (Unaudited)

The following is a summary of the unaudited quarterly schedule of distributable income for the two years ended December 31, 2018 (in thousands, except per Unit amounts):

2018	Royalty Income	Distributable Income	Distributable Income and Distribution Per Unit
First Quarter	$9,719,305	$9,310,931	$.199767
Second Quarter	7,623,122	7,048,414	.151225
Third Quarter	7,236,350	7,056,843	.151405
Fourth Quarter	7,509,505	7,373,272	.158195

Total	$32,088,282	$30,789,460	$0.660592

2017	Royalty Income	Distributable Income	Distributable Income and Distribution Per Unit
First Quarter	$9,552,223	$9,189,048	$.197153
Second Quarter	7,473,738	6,971,797	.149581
Third Quarter	6,095,517	5,900,315	.126592
Fourth Quarter	7,438,049	7,264,256	.155855

Total	$30,559,527	$29,325,416	$.629181

7.	State Tax Considerations

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

Unit holders should consult their tax advisors regarding the possible state tax implications of owning Trust Units.

8.	Commitments and Contingencies

Contingencies related to the Underlying Properties that are unfavorably resolved would generally be reflected by the Trust as reductions to future royalty income payments to the Trust with corresponding reductions to cash distributions to Unit holders.

On May 2, 2011, ConocoPhillips, as the parent company of BROG, the operator of the Waddell Ranch properties, notified the Trustee that as a result of inaccuracies in ConocoPhillips’ accounting and record keeping relating to the Trust’s interest in proceeds from the gas plant production since January 2007, ConocoPhillips overpaid the Trust approximately $5.9 million initially. ConocoPhillips withheld $4.5 million from the proceeds for 2011 pending completions to the corrections of the accounting procedures. Beginning with the October 2012 distribution, previously withheld proceeds of $4.5 million were reimbursed by ConocoPhillips to the Trust ($4.0 million and $0.5 million in 2013 and 2012, respectively). ConocoPhillips has adjusted the monthly royalty payments to the Trust since October 2012 by the related reimbursed amounts to reflect ConocoPhillips’ ongoing correction of past and current production and royalty allocations and the payment of the previously withheld proceeds. These adjustments were completed in the first quarter of 2015. The Trust’s reported royalty income for the years ended December 31, 2018, 2017 and 2016 was not significantly impacted by these offsetting amounts. The Trustee is continuing to evaluate the matter. In conclusion, the Trustee found such calculations and subsequent adjustments to be as accurate as can be determined.

9.	Subsequent Events

Subsequent to December 31, 2018, the Trust declared the following distributions:

Monthly Record Date	Payment Date	Distribution per Unit
January 31, 2019	February 14, 2019	$.033628
February 28, 2019	March 14, 2019	$.031624

*****

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures.

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

Changes in Internal Control over Financial Reporting

There has not been any change in the Trust’s internal control over financial reporting during the nine months ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting.

Trustee’s Report on Internal Control Over Financial Reporting

The Trustee is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Securities and Exchange Act of 1934, as amended. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with the modified cash basis of accounting. The Trustee conducted an evaluation of the effectiveness of the Trust’s internal control over financial reporting based on the criteria established in Internal Control-Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Trustee’s evaluation under the framework in Internal Control-Integrated Framework 2013, the Trustee concluded that the Trust’s internal control over financial reporting are effective as of December 31, 2018.

The independent registered public accounting firm of Weaver and Tidwell, L.L.P., as auditors of the statements of assets, liabilities, and trust corpus, and the related statements of distributable income and changes in trust corpus for the year ended December 31, 2018, has issued an attestation report on the Trust’s internal control over financial reporting as of December 31, 2018, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Unit Holders of Permian Basin Royalty Trust and

Simmons Bank, Trustee

Opinion on Internal Control Over Financial Reporting

We have audited Permian Basin Royalty Trust (the Trust)’s internal control over financial reporting as of December 31, 2018 based on criteria established in Internal Control — Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). In our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the statements of assets, liabilities, and trust corpus of Permian Basin Royalty Trust as of December 31, 2018 and 2017 and the related statements of distributable income and changes in trust corpus for each of the three years in the period ended December 31, 2018 and our report dated March 18, 2019 expressed an unqualified opinion thereon.

Basis for Opinion

The Trustee is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Trustee’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Trust’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to Permian Basin Royalty Trust in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Definition and Limitations of Internal Control Over Financial Reporting

An entity’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with the modified cash basis of accounting described in Note 2 to the financial statements. An entity’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the entity; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with the modified cash basis of accounting described in Note 2 to the financial statements, and that receipts and expenditures of the entity are being made only in accordance with authorizations of the Trustee and directors of the entity; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the entity’s assets that could have a material effect on the financial statements.

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

Dallas, Texas

March 18, 2019

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

The Trust has no directors or officers and based solely on its review of the reports received by it, the Trust believes that during the fiscal year of 2018, no person who was a beneficial owner of more than ten percent the Trust’s Units failed to file on a timely basis any report required by Section 16(a).

STANDARDS OF CONDUCT

Because the Trust has no employees, it does not have a code of ethics. Employees of the Trustee, Simmons Bank, must comply with the bank’s code of ethics which may be found at ir.simmonsbank.com/govdocs.

Item 11.	Executive Compensation

During the years ended December 31, 2018, 2017 and 2016, the Trustee received total remuneration as follows:

Name of Individual or Number of Persons in Group	Cash Compensation		Year
Simmons Bank, Trustee	$95,480	(1)	2018
Southwest Bank, Trustee	$15,190	(1)	2018
	$111,155	(1)	2017
	$93,244	(1)	2016

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

(a) Security Ownership of Certain Beneficial Owners.    Based solely on a review of statements filed with the SEC pursuant to Section 13(d) or 13(g) of the Securities Exchange Act of 1934, as amended, the following table sets forth all persons who are known to the Trustee to own beneficially more than 5% of the outstanding Units of the Trust as of December 31, 2018:

Name	Number of Units Owned(1)	Percent(2)
Loyd Powell(3)	1,246,655	2.67%
Gideon Powell(3)	1,287,004	2.76%

(1)	Unless otherwise indicated, all Units are held directly with sole voting and investment power.
(2)	Based on 46,608,796 Units outstanding as of December 31, 2018.
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

The Trust has no directors or executive officers. See Item 11 for the remuneration received by the Trustee during the years ended December 31, 2018, 2017 and 2016.

Item 14.	Principal Accounting Fees and Services

Fees for services performed by Weaver and Tidwell, L.L.P. for the years ended December 31, 2018 and 2017 are:

Weaver and Tidwell, L.L.P.	2018	2017
Audit fees	$94,000	$100,000
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—

Total	$94,000	$100,000

Total	94,000	$100,000

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

Date: March 18, 2019

(The Trust has no directors or executive officers.)