Form 10-Q
period 2019-06-30
PERMIAN BASIN ROYALTY TRUST
filed 2019-08-08
CIK 319654

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period ended June 30, 2019

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

Number of Units of beneficial interest of the Trust outstanding at August 1, 2019: 46,608,796.

PERMIAN BASIN ROYALTY TRUST

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

The condensed financial statements included herein have been prepared by Simmons Bank as Trustee for the Permian Basin Royalty Trust (the “Trust”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Effective February 20, 2018, Simmons Bank (the “Trustee”) became the new trustee for the Trust. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed interim financial statements and notes thereto be read in conjunction with the financial statements and the notes thereto included in the Trust’s latest annual report on Form 10-K. In the opinion of the Trustee, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the assets, liabilities and trust corpus of the Permian Basin Royalty Trust as of June 30, 2019, the distributable income and the changes in the trust corpus for the three-month and six-month periods ended June 30, 2019 and 2018, have been included. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

The condensed interim financial statements as of June 30, 2019 and for the three-month and six-month periods ended June 30, 2019 and 2018, included herein, have been reviewed by Weaver and Tidwell, L.L.P., an independent registered public accounting firm, as stated in their report appearing herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Unit Holders of Permian Basin Royalty Trust and

Simmons Bank, Trustee

Dallas, Texas

Results of Review of Interim Financial Statements

We have reviewed the accompanying condensed statements of assets, liabilities and trust corpus of Permian Basin Royalty Trust (the “Trust”) as of June 30, 2019, and the related condensed statements of distributable income and changes in trust corpus for the three-month and six-month periods ended June 30, 2019 and 2018, and the related notes (collectively referred to as the “condensed interim financial statements”). Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed interim financial statements for them to be in conformity with the modified cash basis of accounting, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America.

As described in Note 2 to the condensed interim financial statements, these condensed interim financial statements were prepared on a modified cash basis of accounting, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the statement of assets, liabilities, and trust corpus as of December 31, 2018, and the related statements of distributable income and changes in trust corpus for the year then ended (not presented herein); and in our report dated March, 18, 2019 we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed statement of assets, liabilities and trust corpus as of December 31, 2018, is fairly stated, in all material respects, in relation to the statement of assets, liabilities, and trust corpus which it has been derived.

Basis for Review Results

These condensed interim financial statements are the responsibility of the Trustee. We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”). We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Trust in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the PCAOB, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

/s/ WEAVER AND TIDWELL, L.L.P.

Dallas, TX

August 8, 2019

PERMIAN BASIN ROYALTY TRUST

CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	June 30, 2019 (Unaudited)	December 31, 2018
ASSETS
Cash and short-term investments	$2,900,400	$3,526,613
Net overriding royalty interests in producing oil and gas properties (net of accumulated amortization of $10,526,858 and $10,507,636 at June 30, 2019 and December 31, 2018, respectively)	448,358	467,580

TOTAL ASSETS	$3,348,758	$3,994,193

LIABILITIES AND TRUST CORPUS
Distribution payable to Unit holders	$1,850,400	$2,476,613
Commitments and reserves for contingencies (Note 6)	1,050,000	1,050,000
Trust corpus – 46,608,796 Units of beneficial interest authorized and outstanding	448,358	467,580

TOTAL LIABILITIES AND TRUST CORPUS	$3,348,758	$3,994,193

The accompanying notes are an integral part of these condensed financial statements.

PERMIAN BASIN ROYALTY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

	THREE MONTHS ENDED June 30, 2019	THREE MONTHS ENDED June 30, 2018
Royalty income	$4,767,067	$7,623,122
Interest income	4,263	6,754

	4,771,330	7,629,876
General and administrative expenditures	(456,419)	(581,462)

Distributable income	$4,314,911	$7,048,414

Distributable income per Unit (46,608,796 Units)	$.09	$.15

The accompanying notes are an integral part of these condensed financial statements.

PERMIAN BASIN ROYALTY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

	SIX MONTHS ENDED June 30, 2019	SIX MONTHS ENDED June 30, 2018
Royalty income	$9,297,512	$17,342,427
Interest income	11,421	12,230

	9,308,933	17,354,657
General and administrative expenditures	(757,550)	(995,312)

Distributable income	$8,551,383	$16,359,345

Distributable income per Unit (46,608,796 Units)	$.18	$.35

The accompanying notes are an integral part of these condensed financial statements.

PERMIAN BASIN ROYALTY TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

	THREE MONTHS ENDED June 30, 2019	THREE MONTHS ENDED June 30, 2018
Trust corpus, beginning of period	$457,731	$509,721
Amortization of net overriding royalty interests	(9,373)	(14,394)
Distributable income	4,314,911	7,048,414
Distributions declared	(4,314,911)	(7,048,414)

Total Trust Corpus, end of period	$458,358	$495,327

Distributions per Unit	$.09	$.15

The accompanying notes are an integral part of these condensed financial statements.

PERMIAN BASIN ROYALTY TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

	SIX MONTHS ENDED June 30, 2019	SIX MONTHS ENDED June 30, 2018
Trust corpus, beginning of period	$467,580	$529,043
Amortization of net overriding royalty interests	(19,222)	(33,716)
Distributable income	8,551,383	16,359,345
Distributions declared	(8,551,383)	(16,359,345)

Total Trust Corpus, end of period	$458,358	$495,327

Distributions per Unit	$.18	$.35

The accompanying notes are an integral part of these condensed financial statements.

PERMIAN BASIN ROYALTY TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1.	TRUST ORGANIZATION AND PROVISIONS

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

Subsequent to June 30, 2019, the Trust declared a distribution on July 19, 2019 of $0.044227 per Unit payable on August 14, 2019 to Unit holders of record on July 31, 2019.

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

Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018

For the quarter ended June 30, 2019, royalty income received by the Trust amounted to $4,767,067 compared to royalty income of $7,623,122 during the second quarter of 2018. The decrease in royalty income is primarily attributable to a decrease in oil and gas pricing and a decrease in production of oil and gas for the quarter ending June 30, 2019, as compared to the quarter ended June 30, 2018. Average oil and gas prices were $54.90 and $2.72 for the quarter ending June 30, 2019, compared to $60.94 and $3.12 for the quarter ended June 30, 2018.

Interest income for the quarter ended June 30, 2019, was $4,263 compared to $6,754 during the second quarter of 2018. The decrease in interest income is primarily attributable to decreased funds available to invest. Total expenses during the second quarter of 2019 amounted to $456,419 compared to $581,462 during the second quarter of 2018. The decrease in total expenses can be primarily attributed to decreased expense for professional services and the timing of payment of expenses.

These transactions resulted in distributable income for the quarter ended June 30, 2019, of $4,314,911 or $0.09 per Unit of beneficial interest. Distributions of $0.017601, $0.035276 and $0.039700 per Unit were made to Unit holders of record as of April 30, 2019, May 31, 2019, and June 28, 2019, respectively. For the second quarter of 2018, distributable income was $7,048,414 or $0.15 per Unit of beneficial interest.

Royalty income for the Trust for the second quarter of the calendar year is associated with actual oil and gas production for the period of February, March and April 2019 from the properties from which the Trust’s net overriding royalty interests (“Royalties”) were carved. Oil and gas sales attributable to the Royalties and the properties from which the Royalties were carved are as follows:

	Second Quarter
	2019	2018
Royalties:
Oil sales (Bbls)	79,772	109,771
Gas sales (Mcf)	192,130	363,560
Properties From Which The Royalties Were Carved:
Oil:
Total oil sales (Bbls)	209,185	223,399
Average per day (Bbls)	2,299	2,454
Average price per Bbl	$54.90	$60.94
Gas:
Total gas sales (Mcf)	849,009	973,980
Average per day (Mcf)	9,330	10,703
Average price per Mcf	$2.72	$3.12

The average received price of oil decreased to an average price per barrel of $54.90 per Bbl in the second quarter of 2019, compared to $60.94 per Bbl in the second quarter of 2018 due to worldwide market variables. The Trustee has been advised by ConocoPhillips that for the period of August 1, 1993, through June 30, 2019, the oil from the Waddell Ranch properties was being sold under a competitive bid to a third party. The average price of gas (including natural gas liquids) decreased from $3.12 per Mcf in the second quarter of 2018 to $2.72 per Mcf in the second quarter of 2019 due to change in overall market variables.

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

Capital expenditures for drilling, remedial and maintenance activities on the Waddell Ranch properties during the second quarter of 2019 totaled $1,667,431 as compared to $167,801 for the second quarter of 2018. ConocoPhillips has informed the Trustee that the 2019 capital expenditures budget has been approved at $6.6 million (gross) for the Waddell Ranch properties. The total amount of capital expenditures for 2018 with regard to the Waddell Ranch properties totaled $4.3 million (gross).

The Trustee has been advised that there were 0 workover wells completed, 0 new wells completed, 0 new wells in progress and 0 workover wells in progress during the three months ended June 30, 2019, as compared to 2 workover wells completed, 0 new wells completed, 0 new wells in progress and 0 workover wells in progress for the three months ended June 30, 2018, on the Waddell Ranch properties. There were various facility projects in progress for the second quarter of 2019.

Lease operating expenses and property taxes totaled $5.7 million (gross) for the second quarter of 2019, compared to $6.3 million (gross) for the same period in 2018 on the Waddell Ranch properties due to decreased maintenance work.

Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018

For the six months ended June 30, 2019, royalty income received by the Trust amounted to $9,297,512 compared to royalty income of $17,342,427 for the six months ended June 30, 2018. The decrease in royalty income is primarily attributable to a decrease in oil and gas pricing and a decrease in production of oil and gas for the six months ending June 30, 2019, as compared to the six months ended June 30, 2018. Average oil and gas prices were $49.61 and $3.08 for the six months ending June 30, 2019 compared to $58.60 and $3.49 for the six months ended June 30, 2018.

Interest income for the six months ended June 30, 2019, was $11,421 compared to $12,230 during the six months ended June 30, 2018. The decrease in interest income is primarily attributable to decreased funds available to invest. Total expenses during the six months ending June 30, 2019, amounted to $757,550 compared to $995,312 during the six months ended June 30, 2018. The decrease in total expenses can be primarily attributed to decreased expense for professional services and the timing of payment of expenses.

These transactions resulted in distributable income for the six months ended June 30, 2019 of $8,551,383, or $0.18 per Unit. For the six months ended June 30, 2018, distributable income was $16,359,345, or $0.35 per Unit.

Royalty income for the Trust for the six months ended June 30, 2019, is associated with actual oil and gas production for the period November 2018 through April 2019 from the properties from which the Royalties were carved. Oil and gas sales attributable to the Royalties and the properties from which the Royalties were carved are as follows:

	Six Months Ended
	2019	2018
Royalties:
Oil sales (Bbls)	165,665	252,951
Gas sales (Mcf)	413,228	874,938
Properties From Which The Royalties Were Carved:
Oil:
Total oil sales (Bbls)	424,463	459,641
Average per day (Bbls)	2,345	2,512
Average price per Bbl	$49.61	$58.60
Gas:
Total gas sales (Mcf)	1,890,117	2,007,271
Average per day (Mcf)	10,443	10,969
Average price per Mcf	$3.08	$3.49

The average received price of oil decreased during the six months ended June 30, 2019 to $49.61 per barrel compared to $58.60 per barrel for the same period in 2018 due to worldwide market variables. The decrease in the average price of gas (including natural gas liquids) from $3.49 per Mcf for the six months ended June 30, 2018, to $3.08 per Mcf for the six months ended June 30, 2019 due to change in overall market variables.

Since the oil and gas sales attributable to the Royalties are based on an allocation formula that is dependent on such factors as price and cost (including capital expenditures), the production amounts in the Royalties section of the above table do not provide a meaningful comparison. Both oil and gas sales volumes from the properties from which the Royalties are carved have decreased for the applicable period of 2019 compared to 2018.

Capital expenditures for drilling, remedial and maintenance activities on the Waddell Ranch properties for the six months ended June 30, 2019 totaled $2.5 million (gross) compared to $0.6 million (gross) to the Trust for the same period in 2018. ConocoPhillips has previously advised the Trust that the 2019 capital expenditures budget for the Waddell Ranch properties is $6.6 million (gross).

The Trustee has been advised that 1 workover wells were completed and 2 new wells were completed (2 vertical, 0 horizontal) on the Waddell Ranch properties during the six months ended June 30, 2019, as compared to 3 workover wells completed and 0 new wells completed on the Waddell Ranch properties during the six months ended June 30, 2018. There were various facility projects in progress for the second quarter of 2019.

Lease operating expenses and property taxes totaled $12.1 million for the six months ended June 30, 2019, compared to $10.8 million for the same period in 2018. The increase in lease operating expense is primarily attributable to increased spending on facilities and maintenance.

Calculation of Royalty Income

The Trust’s royalty income is computed as a percentage of the net profit from the operation of the properties in which the Trust owns net overriding royalty interests. These percentages of net profits are 75% and 95% in the case of the Waddell Ranch properties and the Texas Royalty properties, respectively. Royalty income received by the Trust for the three months ended June 30, 2019 and 2018, respectively, were computed as shown in the table below:

	THREE MONTHS ENDED JUNE 30
	2019		2018
	WADDELL RANCH PROPERTIES	TEXAS ROYALTY PROPERTIES	WADDELL RANCH PROPERTIES	TEXAS ROYALTY PROPERTIES
Gross proceeds of sales from the Underlying Properties
Oil proceeds	$8,243,407	$3,240,092	$9,610,039	$4,005,358
Gas proceeds	2,020,644	326,558	2,641,768	433,499

Total	10,264,051	3,566,650	12,251,807	4,438,857

Less:
Severance tax:
Oil	376,399	119,702	427,083	156,060
Gas	71,250	5,963	91,129	22,554
Lease operating expense and property tax:
Oil and gas	5,695,463	360,000	6,341,939	360,000
Capital expenditures	1,667,431	—	167,801	—

Total	7,810,543	485,665	7,027,952	538,614

Net profits	2,453,508	3,080,985	5,223,855	3,900,243
Net overriding royalty interests	75%	95%	75%	95%

Royalty income	$1,840,131	2,926,936	$3,917,891	3,705,231

Critical Accounting Policies and Estimates

A disclosure of critical accounting policies and the more significant judgments and estimates used in the preparation of the Trust’s financial statements is included in Item 7 of the Trust’s Annual Report on Form 10-K for the year ended December 31, 2018. There have been no significant changes to the critical accounting policies during the six months ended June 30, 2019.

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

Risk factors relating to the Trust are contained in Item 1A of the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018. No material change to such risk factors has occurred during the six months ended June 30, 2019.

Items 2 through 5.

Not applicable.

Item 6.	Exhibits

4.1

Permian Basin Amended and Restated Royalty Trust Indenture dated June 20, 2014, between Southland Royalty Company (now Burlington Resources Oil & Gas Company LP) and The First National Bank of Fort Worth (now Simmons Bank), as Trustee, heretofore filed as Exhibit 4.1 to the Trust’s Quarterly Report on Form 10-Q to the Securities and Exchange Commission for the quarterly period ended June 30, 2014, is incorporated herein by reference. *

4.2

Net Overriding Royalty Conveyance (Permian Basin Royalty Trust) from Southland Royalty Company (now Burlington Resources Oil & Gas Company LP) to The First National Bank of Fort Worth (now Simmons Bank), as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit (4)(b) to the Trust’s Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980, is incorporated herein by reference. * (P)

4.3

Net Overriding Royalty Conveyance (Permian Basin Royalty Trust) from Southland Royalty Company (now Burlington Resources Oil & Gas Company LP) to The First National Bank of Fort Worth (now Simmons Bank), as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit (4)(b) to the Trust’s Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980, is incorporated herein by reference. * (P)

10.1

Registration Rights Agreement dated as of July 21, 2004 by and between Burlington Resources, Inc. and Bank of America, N.A., as trustee of Permian Basin Royalty Trust, heretofore filed as Exhibit 10.1 to the Trust’s Quarterly Report on Form 10-Q to the Securities and Exchange Commission for the quarterly period ended June 30, 2004 is incorporated herein by reference. *

10.2

Underwriting Agreement dated December 15, 2005 among the Permian Basin Royalty Trust, Burlington Resources, Inc., Burlington Resources Oil & Gas L.P. and Lehman Brothers Inc. and Wachovia Capital Markets, LLC as representatives of the several underwriters, heretofore filed as Exhibit 10.1 to the Trust’s current report on Form 8-K to the Securities and Exchange Commission filed on December 19, 2005, is incorporated herein by reference. *

10.3

Underwriting Agreement dated August 2, 2005 among the Permian Basin Royalty Trust, Burlington Resources, Inc., Burlington Resources Oil & Gas L.P. and Goldman Sachs & Co. and Lehman Brothers Inc. as representatives of the several underwriters, heretofore filed as Exhibit 10.1 to the Trust’s current report on Form 8-K to the Securities and Exchange Commission filed on August 8, 2005, is incorporated herein by reference. *

10.4

Underwriting Agreement dated August 17, 2006, among Permian Basin Royalty Trust, ConocoPhillips, Burlington Resources Oil & Gas Company LP and Lehman Brothers Inc. and Wachovia Capital Markets, LLC as representatives of the several underwriters heretofore filed as Exhibit 10.1 to the Trust’s current report on Form 8-K to the Securities and Exchange Commission filed on August 22, 2006, is incorporated herein by reference. *

31.1

Certification by Ron E. Hooper, Senior Vice President Royalty Trust Management of Simmons Bank, Trustee of Permian Basin Royalty Trust, dated August 8, 2019 and submitted pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate by Simmons Bank, Trustee of Permian Basin Royalty Trust, dated August 8, 2019 and submitted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

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

Date: August 8, 2019

(The Trust has no directors or executive officers.)