Form 10-Q
period 2019-09-30
PERMIAN BASIN ROYALTY TRUST
filed 2019-11-12
CIK 319654

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period ended September 30, 2019

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

N/A

(Former Name, Former Address and Former Fiscal Year, If Changed Since Last Report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Units of Beneficial Interest	PBT	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Number of Units of beneficial interest of the Trust outstanding at November 1, 2019: 46,608,796.

PERMIAN BASIN ROYALTY TRUST

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

The condensed financial statements included herein have been prepared by Simmons Bank as Trustee for the Permian Basin Royalty Trust (the “Trust”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Effective February 20, 2018, Simmons Bank (the “Trustee”) became the new trustee for the Trust. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed interim financial statements and notes thereto be read in conjunction with the financial statements and the notes thereto included in the Trust’s latest annual report on Form 10-K. In the opinion of the Trustee, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the assets, liabilities and trust corpus of the Permian Basin Royalty Trust as of September 30, 2019, the distributable income and the changes in the trust corpus for the three-month and nine-month periods ended September 30, 2019 and 2018, have been included. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

The condensed interim financial statements as of September 30, 2019 and for the three-month and nine-month periods ended September 30, 2019 and 2018, included herein, have been reviewed by Weaver and Tidwell, L.L.P., an independent registered public accounting firm, as stated in their report appearing herein.

.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM [WEAVER TO UPDATE]

The Unit Holders of Permian Basin Royalty Trust and

Simmons Bank, Trustee

Dallas, Texas

Results of Review of Interim Financial Statements

We have reviewed the accompanying condensed statements of assets, liabilities and trust corpus of Permian Basin Royalty Trust (the “Trust”) as of September 30, 2019 and the related condensed statements of distributable income and changes in trust corpus for the three-month and nine-month periods ended September 30, 2019 and 2018, and the related notes (collectively referred to as the “condensed interim financial statements” or “interim financial information”). Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed interim financial statements for them to be in conformity with the modified cash basis of accounting, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America.

As described in Note 2 to the condensed interim financial statements, these condensed interim financial statements were prepared on a modified cash basis of accounting, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the statement of assets, liabilities, and trust corpus as of December 31, 2018, and the related statements of distributable income and changes in trust corpus for the year then ended (not presented herein); and in our report dated March 18, 2019 we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed statement of assets, liabilities and trust corpus as of December 31, 2018, is fairly stated, in all material respects, in relation to the statement of assets, liabilities, and trust corpus which it has been derived.

Basis for Review Results

These condensed interim financial statements are the responsibility of the Trustee. We conducted our review in accordance with the standards of the PCAOB. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Trust in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the PCAOB, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

/s/ WEAVER AND TIDWELL, L.L.P.

Dallas, TX

November 12, 2019

PERMIAN BASIN ROYALTY TRUST

CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	September 30, 2019 (Unaudited)	December 31, 2018
ASSETS
Cash and short-term investments	$2,914,923	$3,526,613
Net overriding royalty interests in producing oil and gas properties (net of accumulated amortization of $10,539,929 and $10,507,636 at September 30, 2019 and December 31, 2018, respectively)	435,287	467,580

TOTAL ASSETS	$3,350,210	$3,994,193

LIABILITIES AND TRUST CORPUS
Distribution payable to Unit holders	$1,864,923	$2,476,613
Commitments and reserves for contingencies (Note 6)	1,050,000	1,050,000
Trust corpus – 46,608,796 Units of beneficial interest authorized and outstanding	435,287	467,580

TOTAL LIABILITIES AND TRUST CORPUS	$3,350,210	$3,994,193

The accompanying notes are an integral part of these condensed financial statements.

PERMIAN BASIN ROYALTY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

	THREE MONTHS ENDED September 30, 2019	THREE MONTHS ENDED September 30, 2018
Royalty income	$6,060,272	$7,236,350
Interest income	6,753	6,994

	6,067,025	7,243,344
General and administrative expenditures	(118,549)	(186,501)

Distributable income	$5,948,476	$7,056,843

Distributable income per Unit (46,608,796 Units)	$.13	$.15

The accompanying notes are an integral part of these condensed financial statements.

PERMIAN BASIN ROYALTY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

	NINE MONTHS ENDED September 30, 2019	NINE MONTHS ENDED September 30, 2018
Royalty income	$15,357,784	$24,578,777
Interest income	18,174	19,224

	15,375,958	24,598,001
General and administrative expenditures	(876,098)	(1,181,813)

Distributable income	$14,499,860	$23,416,188

Distributable income per Unit (46,608,796 Units)	$.31	$.50

The accompanying notes are an integral part of these condensed financial statements.

PERMIAN BASIN ROYALTY TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

	THREE MONTHS ENDED September 30, 2019	THREE MONTHS ENDED September 30, 2018
Trust corpus, beginning of period	$448,358	$495,327
Amortization of net overriding royalty interests	(13,071)	(10,382)
Distributable income	5,948,476	7,056,843
Distributions declared	(5,948,476)	(7,056,843)

Total Trust Corpus, end of period	$435,287	$484,945

Distributions per Unit	$.13	$.15

The accompanying notes are an integral part of these condensed financial statements.

PERMIAN BASIN ROYALTY TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

	NINE MONTHS ENDED September 30, 2019	NINE MONTHS ENDED September 30, 2018
Trust corpus, beginning of period	$467,580	$529,043
Amortization of net overriding royalty interests	(32,293)	(44,098)
Distributable income	14,499,959	23,416,188
Distributions declared	(14,499,959)	(23,416,188)

Total Trust Corpus, end of period	$435,287	$484,945

Distributions per Unit	$.31	$.50

The accompanying notes are an integral part of these condensed financial statements.

PERMIAN BASIN ROYALTY TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1.	TRUST ORGANIZATION AND PROVISIONS

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

Subsequent to September 30, 2019, the Trust declared a distribution on October 21, 2019 of $0.027711 per Unit payable on November 15, 2019 to Unit holders of record on October 31, 2019.

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

Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018

For the quarter ended September 30, 2019, royalty income received by the Trust amounted to $6,060,272 compared to royalty income of $7,236,350 during the third quarter of 2018. The decrease in royalty income is primarily attributable to a decrease in oil and gas pricing offset by an increase in production of oil for the quarter ending September 30, 2019, as compared to the quarter ended September 30, 2018. Average oil and gas prices were $54.30 and $1.82, respectively, for the quarter ending September 30, 2019 compared to $60.19 and $3.64 for the quarter ended September 30, 2018.

Interest income for the quarter ended September 30, 2019 was $6,753 compared to $6,994 during the third quarter of 2018. The decrease in interest income is primarily attributable to substantially decreased amounts of funds available for investment. Total expenses during the third quarter of 2019 amounted to $118,549 compared to $186,501 during the third quarter of 2018. The decrease in total expenses can be primarily attributed to decreased expense for professional services and the timing of payment of expenses.

These transactions resulted in distributable income for the quarter ended September 30, 2019 of $5,948,476 or $0.13 per Unit of beneficial interest. Distributions of $0.044227, $0.043387 and $0.040012 per Unit were made to Unit holders of record as of July 31, 2019, August 31, 2019, and September 30, 2019, respectively. For the third quarter of 2018, distributable income was $7,056,843 or $0.15 per Unit of beneficial interest.

Royalty income for the Trust for the third quarter of the calendar year is associated with actual oil and gas production for the period of May, June and July 2019 from the properties from which the Trust’s net overriding royalty interests (“Royalties”) were carved. Oil and gas sales attributable to the Royalties and the properties from which the Royalties were carved are as follows:

	Third Quarter
	2019	2018
Royalties:
Oil sales (Bbls)	104,258	101,892
Gas sales (Mcf)	310,106	329,291
Properties From Which The Royalties Were Carved:
Oil:
Total oil sales (Bbls)	228,405	214,069
Average per day (Bbls)	2,510	2,327
Average price per Bbl	$54.30	$60.19
Gas:
Total gas sales (Mcf)	893,060	969,476
Average per day (Mcf)	9,814	10,538
Average price per Mcf	$1.82	$3.64

The average received price of oil decreased to an average price per barrel of $54.30 per Bbl in the third quarter of 2019, compared to $60.19 per Bbl in the third quarter of 2018 due to worldwide market variables. The Trustee has been advised by ConocoPhillips that for the period of August 1, 1993, through September 30, 2019, the oil from the Waddell Ranch properties was being sold under a competitive bid to a third party. The average price of gas (including natural gas liquids) decreased from $3.64 per Mcf in the third quarter of 2018 to $1.82 per Mcf in the third quarter of 2019 due to change in overall market variables.

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

Capital expenditures for drilling, remedial and maintenance activities on the Waddell Ranch properties during the third quarter of 2019 totaled $351,706 as compared to $5,200 for the third quarter of 2018. ConocoPhillips has informed the Trustee that the 2019 capital expenditures budget has been approved at $6.6 million (gross) for the Waddell Ranch properties. The total amount of capital expenditures for 2018 with regard to the Waddell Ranch properties totaled $4.3 million (gross).

The Trustee has been advised that there were 0 workover wells completed, 0 new wells completed, 0 new wells in progress and 0 workover wells in progress during the three months ended September 30, 2019, as compared to 0 workover wells completed, 0 new wells completed, 0 new wells in progress and 0 workover wells in progress for the three months ended September 30, 2018, on the Waddell Ranch properties. There were various facility projects in progress for the third quarter of 2019.

Lease operating expenses and property taxes totaled $5.538 million (gross) for the third quarter of 2019, compared to $6.75 million (gross) for the same period in 2018 on the Waddell Ranch properties due to decreased maintenance work.

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018

For the nine months ended September 30, 2019, royalty income received by the Trust amounted to $15,357,784 compared to royalty income of $24,578,777 for the nine months ended September 30, 2018. The decrease in royalty income is primarily attributable to a decrease in oil and gas pricing and a decrease in production of oil and gas for the nine months ending September 30, 2019, as compared to the nine months ended September 30, 2018. Average oil and gas prices were $51.25 and $2.68 for the nine months ending September 30, 2019 compared to $59.11 and $3.51 for the nine months ended September 30, 2018.

Interest income for the nine months ended September 30, 2019, was $18,174 compared to $19,224 during the nine months ended September 30, 2018. The decrease in interest income is primarily attributable to decreased funds available to invest. Total expenses during the nine months ending September 30, 2019, amounted to $876,098 compared to $1,181,813 during the nine months ended September 30, 2018. The decrease in total expenses can be primarily attributed to decreased expense for professional services and the timing of payment of expenses.

These transactions resulted in distributable income for the nine months ended September 30, 2019 of $14,499,860, or $0.31 per Unit. For the nine months ended September 30, 2018, distributable income was $23,416,188, or $0.50 per Unit.

Royalty income for the Trust for the nine months ended September 30, 2019, is associated with actual oil and gas production for the period November 2018 through July 2019 from the properties from which the Royalties were carved. Oil and gas production attributable to the Royalties and the properties from which the Royalties were carved are as follows:

	Nine Months Ended
	2019	2018
Royalties:
Oil sales (Bbls)	296,923	354,843
Gas sales (Mcf)	723,334	1,204,229
Properties From Which The Royalties Were Carved:
Oil:
Total oil sales (Bbls)	652,868	673,710
Average per day (Bbls)	2,400	2,450
Average price per Bbl	$51.25	$59.11
Gas:
Total gas sales (Mcf)	2,783,177	2,976,747
Average per day (Mcf)	10,232	10,825
Average price per Mcf	$2.68	$3.51

The average received price of oil decreased during the nine months ended September 30, 2019 to $51.25 per barrel compared to $59.11 per barrel for the same period in 2018 due to worldwide market variables. The decrease in the average price of gas (including natural gas liquids) from $3.51 per Mcf for the nine months ended September 30, 2018, to $2.68 per Mcf for the nine months ended September 30, 2019 due to change in overall market variables.

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

Capital expenditures for drilling, remedial and maintenance activities on the Waddell Ranch properties for the nine months ended September 30, 2019 totaled $2.9 million (gross) compared to $0.6 million (gross) to the Trust for the same period in 2018. ConocoPhillips has previously advised the Trust that the 2019 capital expenditures budget for the Waddell Ranch properties is $6.6 million (gross).

The Trustee has been advised that 1 workover wells were completed and 2 new wells were completed (2 vertical, 0 horizontal) on the Waddell Ranch properties during the nine months ended September 30, 2019, as compared to 0 workover wells completed and 0 new wells completed on the Waddell Ranch properties during the nine months ended September 30, 2018. There were various facility projects in progress for the third quarter of 2019.

Lease operating expenses and property taxes totaled $17.6 million for the nine months ended September 30, 2019, compared to $17.5 million for the same period in 2018. The increase in lease operating expense is primarily attributable to increased spending on facilities and maintenance.

Calculation of Royalty Income

The Trust’s royalty income is computed as a percentage of the net profit from the operation of the properties in which the Trust owns net overriding royalty interests. These percentages of net profits are 75% and 95% in the case of the Waddell Ranch properties and the Texas Royalty properties, respectively. Royalty income received by the Trust for the three months ended September 30, 2019 and 2018, respectively, were computed as shown in the table below:

	THREE MONTHS ENDED SEPTEMBER 30
	2019		2018
	WADDELL RANCH PROPERTIES	TEXAS ROYALTY PROPERTIES	WADDELL RANCH PROPERTIES	TEXAS ROYALTY PROPERTIES
Gross proceeds of sales from the Underlying Properties
Oil proceeds	$8,851,639	$3,549,758	$8,783,168	$4,100,713
Gas proceeds	1,375,269	269,135	2,952,887	452,202
Other (adjustment)	—	—	67,244	—

Total	10,226,908	3,818,893	11,803,299	4,552,915

Less:
Severance tax:
Oil	407,389	130,566	396,372	134,987
Gas	53,067	9,878	110,358	25,973
Lease operating expense and property tax:
Oil and gas	5,537,750	360,000	6,750,047	360,000
Capital expenditures	351,707	—	5,198	—

Total	6,349,913	500,444	7,261,975	520,960

Net profits	3,876,995	3,318,449	4,541,324	4,031,955
Net overriding royalty interests	75%	95%	75%	95%

Royalty income	$2,907,746	3,152,526	$3,405,993	3,830,357

Critical Accounting Policies and Estimates

A disclosure of critical accounting policies and the more significant judgments and estimates used in the preparation of the Trust’s financial statements is included in Item 7 of the Trust’s Annual Report on Form 10-K for the year ended December 31, 2018. There have been no significant changes to the critical accounting policies during the nine months ended September 30, 2019.

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

Risk factors relating to the Trust are contained in Item 1A of the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018. No material change to such risk factors has occurred during the nine months ended September 30, 2019.

Items 2 through 5.

Not applicable.

Item 6.	Exhibits

4.1

Permian Basin Amended and Restated Royalty Trust Indenture dated June 20, 2014, between Southland Royalty Company (now Burlington Resources Oil & Gas Company LP) and The First National Bank of Fort Worth (now Simmons Bank), as Trustee, heretofore filed as Exhibit 4.1 to the Trust’s Quarterly Report on Form 10-Q to the Securities and Exchange Commission for the quarterly period ended June 30, 2014, is incorporated herein by reference. *

4.2

Net Overriding Royalty Conveyance (Permian Basin Royalty Trust) from Southland Royalty Company (now Burlington Resources Oil & Gas Company LP) to The First National Bank of Fort Worth (now Simmons Bank) as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit (4)(b) to the Trust’s Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980, is incorporated herein by reference. * (P)

4.3

Net Overriding Royalty Conveyance (Permian Basin Royalty Trust) from Southland Royalty Company (now Burlington Resources Oil & Gas Company LP) to The First National Bank of Fort Worth (now Simmons Bank), as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit (4)(b) to the Trust’s Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980, is incorporated herein by reference. * (P)

10.1

Registration Rights Agreement dated as of July 21, 2004, by and between Burlington Resources Inc. and Bank of America, N.A., as trustee of Permian Basin Royalty Trust, heretofore filed as Exhibit 10.1 to the Trust’s Quarterly Report on Form 10-Q to the Securities and Exchange Commission for the quarterly period ended June 30, 2004, is incorporated herein by reference. *

10.2

Underwriting Agreement dated December 15, 2005, among the Permian Basin Royalty Trust, Burlington Resources, Inc., Burlington Resources Oil & Gas L.P. and Lehman Brothers Inc. and Wachovia Capital Markets, LLC as representatives of the several underwriters, heretofore filed as Exhibit 10.1 to the Trust’s current report on Form 8-K to the Securities and Exchange Commission filed on December 19, 2005, is incorporated herein by reference. *

10.3

Underwriting Agreement dated August 2, 2005, among the Permian Basin Royalty Trust, Burlington Resources, Inc., Burlington Resources Oil & Gas L.P. and Goldman Sachs & Co. and Lehman Brothers Inc. as representatives of the several underwriters, heretofore filed as Exhibit 10.1 to the Trust’s current report on Form 8-K to the Securities and Exchange Commission filed on August 8, 2005, is incorporated herein by reference. *

10.4

Underwriting Agreement dated August 17, 2006, among Permian Basin Royalty Trust, ConocoPhillips, Burlington Resources Oil & Gas Company LP and Lehman Brothers Inc. and Wachovia Capital Markets, LLC as representatives of the several underwriters heretofore filed as Exhibit 10.1 to the Trust’s current report on Form 8-K to the Securities and Exchange Commission filed on August 22, 2006, is incorporated herein by reference. *

31.1

Certification by Ron E. Hooper, Senior Vice President Royalty Trust Management of Simmons Bank, Trustee of Permian Basin Royalty Trust, dated November 12, 2019 and submitted pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate by Simmons Bank, Trustee of Permian Basin Royalty Trust, dated November 12, 2019 and submitted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

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
Ron E. Hooper
SVP Royalty Trust Management

Date: November 12, 2019

(The Trust has no directors or executive officers.)