Form 10-K
period 2019-12-31
PERMIAN BASIN ROYALTY TRUST
filed 2020-03-16
CIK 319654

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

(855) 588-7839

(Registrant’s Telephone Number, Including Area Code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Units of Beneficial Interest	PBT	New York Stock Exchange

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $283,847,567.64.

At March 1, 2020, there were 46,608,796 Units of Beneficial Interest of the Trust outstanding.

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

BROG notified the Trust, that on November 1, 2019, the Waddell Ranch properties (as defined herein on page 8) that are subject to the Net Overriding Royalty Conveyance (Permian Basin Royalty Trust — Waddell Ranch) dated November 1, 1980 (the ‘‘Waddell Ranch Conveyance”), were sold to Blackbeard Operating, LLC (“Blackbeard”) of Fort Worth, Texas. Blackbeard will become the operator effective as of April 1, 2020.

The term “net proceeds” is used in the above described conveyance and means the excess of “gross proceeds” received by the owner of the Underlying Properties during a particular period over “production costs” for such period. “Gross proceeds” means the amount received by the owner of the Underlying Properties from the sale of the production attributable to the Underlying Properties, subject to certain adjustments. “Production costs” means, generally, costs incurred on an accrual basis in operating the Underlying Properties, including both capital and non-capital costs; for example, development drilling, production and processing costs, applicable taxes, and operating charges. If production costs exceed gross proceeds in any month, the excess is recovered out of future gross proceeds prior to the making of further payment to the Trust, but the Trust is not liable for any production costs or liabilities attributable to these properties and interests or the minerals produced therefrom. If at any time the Trust receives more than the amount due from the Royalties, it shall not be obligated to return such overpayment, but the amounts payable to it for any subsequent period shall be reduced by such overpaid amount, plus interest, at a rate specified in the conveyance.

To the extent it has the legal right to do so, the owner of the Underlying Properties is responsible for marketing the production from such properties and interests, either under existing sales contracts or under future arrangements at the best prices and on the best terms it shall deem reasonably obtainable in the circumstances. The owner of the Underlying Properties also has the obligation to maintain books and records sufficient to determine the amounts payable to the Trustee. The owner of the Underlying Properties, however, can sell its interests in the Underlying Properties.

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

BROG, as the current operator, has advised the Trustee that it believes that comparable revenues could be obtained in the event of a change in purchasers of production.

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

The Trust’s monthly distributions are highly dependent upon the prices realized from the sale of crude oil and natural gas and a material decrease in such prices could reduce the amount of cash distributions paid to Unit holders. Crude oil and natural gas prices can fluctuate widely on a month-to-month basis in response to a variety of factors that are beyond the control of the Trust. Factors that contribute to price fluctuation include, among others:

•	political conditions in major oil producing regions, especially in the Middle East;

•	worldwide economic conditions;

•	weather conditions;

•	trade barriers;

•	public health concerns;

•	the supply and price of domestic and foreign crude oil or natural gas;

•	the ability of members of the Organization of Petroleum Exporting Countries to agree upon and maintain oil prices and production levels;

•	the level of consumer demand;

•	the price and availability of alternative fuels;

•	the proximity to, and capacity of, transportation facilities;

•	the effect of worldwide energy conservation measures; and

•	the nature and extent of governmental regulation and taxation.

When crude oil and natural gas prices decline, the Trust is affected in two ways. First, distributable income from the Royalties is reduced. Second, exploration and development activity on the Underlying Properties may decline as some projects may become uneconomic and are either delayed or eliminated. It is impossible to predict future crude oil and natural gas price movements, and this reduces the predictability of future cash distributions to Unit holders.

Increased production and development costs attributable to the Royalties will result in decreased Trust distributions unless revenues also increase.

Production and development costs attributable to the Royalties are deducted in the calculation of the Trust’s share of net proceeds. Accordingly, higher or lower production and development costs will directly decrease or increase the amount received by the Trust from the Royalties. Production and development costs are impacted by increases in commodity prices, both directly, through commodity price dependent costs, such as electricity, and indirectly, as a result of demand driven increases in costs of oilfield goods and services. For example, the costs of electricity that will be included in production and development costs deducted in calculating the Trust’s share of 2020 net proceeds could increase compared to the electrical costs incurred during 2019 if higher fuel surcharges are charged by the third party electricity provider in response to any increased costs of natural gas consumed to generate the electricity. These increased costs could reduce the Trust’s share of 2020 net proceeds below the level that would exist if such costs remained at the level experienced in 2019. Similarly, new or changes to existing laws or regulations with which the Underlying Properties must comply, including environmental regulations or regulation of injection and disposal wells in connection with concerns regarding seismic activity, could result in increased production or development costs. If production and development costs attributable to the Royalties exceed the gross proceeds related to production from the Underlying Properties, the Trust will not receive net proceeds until future proceeds from production exceed the total of the excess costs plus accrued interest during the deficit period. Development activities may not generate sufficient additional proceeds to repay the costs.

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

The assets of the Trust are depleting assets and, if the operators developing the Underlying Properties do not perform additional development projects, the assets may deplete faster than expected. Eventually, the assets of the Trust will cease to produce in commercial quantities and the Trust will cease to receive proceeds from such assets. In addition, a reduction in depletion tax benefits may reduce the market value of the Units.

The net proceeds payable to the Trust are derived from the sale of depleting assets. The reduction in proved reserve quantities is a common measure of depletion. Future maintenance and development projects on the Underlying Properties will affect the quantity of proved reserves and can offset the reduction in proved reserves. The timing and size of these projects will depend on the market prices of crude oil and natural gas. If the operators developing the Underlying Properties do not implement additional maintenance and development projects, the future rate of production decline of proved reserves may be higher than the rate currently expected by the Trust.

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

As of December 31, 2019, oil and gas production from the Waddell Ranch properties is processed through a single facility, future distributions from those properties may be particularly susceptible to such risks. A partial or complete shut down of operations at that facility could disrupt the flow of royalty payments to the Trust and, accordingly, the

Trust’s distributions to its Unit holders. In addition, although BROG is the current operator of record of the properties burdened by the Waddell Ranch overriding royalty interests, none of the Trustee, the Unit holders or BROG, as the current operator, has an operating interest in the properties burdened by the Texas Royalty properties’ (as defined herein on page 8) overriding royalty interests. As a result, these parties are not in a position to eliminate or mitigate the above or similar occurrences with respect to such properties and may not become aware of such occurrences prior to any reduction in Trust distributions which may result therefrom.

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

Under the terms of a typical operating agreement relating to oil and gas properties, the operator owes a duty to working interest owners to conduct its operations on the properties in a good and workmanlike manner and in accordance with its best judgment of what a prudent operator would do under the same or similar circumstances. BROG is currently the operator of record of the Waddell Ranch overriding royalty interests and in such capacity owes the Trust a contractual duty under the conveyance agreement for that overriding royalty interest to operate the Waddell Ranch properties in good faith and in accordance with a prudent operator standard. The operators of the properties burdened by the Texas Royalty properties’ overriding royalty interests, however, have no contractual or fiduciary duty to protect the interests of the Trust or the Unit holders other than indirectly through its duty of prudent operations to the unaffiliated owners of the working interests in those properties.

In addition, even if an operator, including BROG in the current case of the Waddell Ranch properties (as defined herein on page 8), concludes that a particular development operation is prudent on a property, it may be unable to undertake such activity unless it is approved by the requisite approval of the working interest owners of such properties (typically the owners of at least a majority of the working interests). Even if the Trust concludes that such activities in respect of any of its overriding royalty interests would be in its best interests, it has no right to cause those activities to be undertaken.

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

The financial statements of the Trust are prepared on a modified cash basis of accounting, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States (“GAAP”). Although this basis of accounting is permitted for royalty trusts by the U.S. Securities and Exchange Commission the (“SEC”), the financial statements of the Trust differ from GAAP financial statements mainly because revenues are not accrued in the month of production and cash reserves may be established which would not be accrued in GAAP financial statements. Further, Trust expenses are recorded when paid and not in the month they were incurred.

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

For taxable years beginning after 2017, the highest marginal U.S. federal income tax rates applicable to ordinary income and long-term capital gains of individuals are 37% and 20%, respectively. Any modification to the U.S. federal income tax laws or interpretations thereof (including administrative guidance relating to the TCJA) may be applied retroactively and could adversely affect the Trust’s business, financial condition or results of operations. The Trust is unable to predict whether any changes or other proposals will ultimately be enacted, or whether any adverse interpretations will be issued. Any such changes or interpretations could negatively impact the value of an investment in the Trust Units.

Item 1B.	Unresolved Staff Comments

The Trust has not received any written comments from the Securities and Exchange Commission staff regarding its periodic or current reports under the Act not less than 180 days before December 31, 2019, which comments remain unresolved.

Item 2.	Properties

The net overriding royalties conveyed to the Trust (the “Royalties”) include: (1) a 75% net overriding royalty carved out of Southland Royalty’s fee mineral interests in the Waddell Ranch in Crane County, Texas (the “Waddell Ranch properties”); and (2) a 95% net overriding royalty carved out of Southland Royalty’s major producing royalty interests in Texas (the “Texas Royalty properties”). The interests out of which the Trust’s net overriding royalty interests were carved were in all cases less than 100%. The Trust’s net overriding royalty interests represent burdens against the properties in favor of the Trust without regard to ownership of the properties from which the overriding royalty interests were carved. The net overriding royalty for the Texas Royalty properties is subject to the provisions of the lease agreements under which such royalties were created. References below to “net” wells and acres are to the interests of the owner of the Underlying Properties (from which the Royalties were carved) in the “gross” wells and acres.

A production index for oil and gas properties is the number of years derived by dividing remaining reserves by current production. The production index for the Trust properties based on the reserve report prepared by independent petroleum engineers as of December 31, 2019, is approximately 9.8 years.

The following information under this Item 2 is based upon data and information, including audited computation statements, furnished to the Trustee by BROG and Riverhill Energy.

PRODUCING ACREAGE, WELLS AND DRILLING

Waddell Ranch Properties.    The net profits/overriding royalty interest in the Waddell Ranch properties is the largest asset of the Trust. The mineral interests in the Waddell Ranch, from which such net royalty interests are carved, vary from 37.5% (Trust net interest) to 50% (Trust net interest) in 78,715 gross (34,205 net) producing acres. A majority of the proved reserves are attributable to six fields: Dune, Sand Hills (Judkins), Sand Hills (McKnight), Sand Hills (Tubb), University-Waddell (Devonian) and Waddell. At December 31, 2019, the Waddell Ranch properties contained 753 gross (332 net) productive oil wells, 128 gross (106 net) productive gas wells and 240 gross (120 net) injection wells.

As of December 31, 2019, BROG is operator of record of the Waddell Ranch properties. All field, technical and accounting operations have been contracted by agreements between the working interest owners and Schlumberger Integrated Project Management (IPM) and Riverhill Capital Corporation (“Riverhill Capital”), but remain under the direction of BROG, as of December 31, 2019.

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

The Waddell Ranch properties are mature producing properties, and all of the major oil fields are currently being waterflooded for the purpose of facilitating enhanced recovery. Proved reserves and estimated future net revenues attributable to the properties are included in the reserve reports summarized below. The owner of the Underlying Properties for Waddell Ranch does not own the full working interest in any of the tracts constituting the Waddell Ranch properties and, therefore, implementation of any development programs will require approvals of other working interest holders as well as the owner of the Underlying Properties. In addition, implementation of any development programs will be dependent upon oil and gas prices currently being received and anticipated to be received in the future. There were 3 gross (0 net) drill wells completed on the Waddell Ranch properties during 2019. At December 31, 2019, there were 0 drill wells and 0 workover in progress on the Waddell Ranch properties. There were 0 gross (0 net) drill wells completed on the Waddell Ranch properties during 2018. At December 31, 2018, there were 1 drill wells and 1 workover in progress on the Waddell Ranch properties. There were 0 gross (0 net) drill wells completed on the Waddell Ranch properties during 2017. At December 31, 2017, there were 0 drill wells and 1 workover in progress on the Waddell Ranch properties.

BROG has advised the Trustee that the total amount of capital expenditures for 2019 with regard to the Waddell Ranch properties totaled $6.6 million (gross). Capital expenditures include the cost of remedial and maintenance activities. The amount spent on remedial and maintenance activities is approximately $3.3 million of the budgeted amount projected by BROG for 2019.

BROG has advised the Trustee that the capital expenditures budget for 2020 totals approximately $1.35 million (gross) ($0.6 million net to the Trust), of which approximately $1.35 million (gross) is attributable to facilities. Accordingly, there is a 88% decrease in capital expenditures for 2020 as compared with the 2019 capital expenditures. The major reason for the variance is the decreased prices. There will be no new drill wells and no recompletions in 2020 as compared to 2 new drill wells and 0 recompletion in 2019. The foregoing capital expenditures budget may be subject to revision after Blackbeard assumes the role of operator of the Waddell Ranch properties on April 1, 2020.

The Trustee has been advised that, effective November 1, 2019, BROG sold its interests in the Waddell Ranch properties to Blackbeard Operating, LLC (“Blackbeard”). In conjunction with the transfer and assignment of the Waddell Ranch properties, BROG also assigned to Blackbeard all of its rights, title and interest in and to the Net Overriding Royalty Conveyance (Permian Basin Royalty Trust - Waddell Ranch) dated November 1, 1980. BROG will continue to handle all operations and accounting on behalf of Blackbeard until March 31, 2020.

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

The Trustee has been advised that as of May 1, 2000, the accounting operations pertaining to the Texas Royalty properties were transferred from STC to Riverhill Energy. As of January 1, 2012, ConocoPhillips assumed all field, technical and accounting operations, on behalf of BROG, with regard to the Waddell Ranch properties. ConocoPhillips currently provides summary reporting of monthly results for the Waddell Ranch properties.

Well Count and Acreage Summary.    The following table shows as of December 31, 2019, the gross and net producing wells and acres for the BROG/Blackbeard interests on the Waddell Ranch. The net wells and acres are determined by multiplying the gross wells or acres by the BROG/Blackbeard interests owner’s working interest in the wells or acres as of December 31, 2019. Similar information is not available for the Riverhill Energy interests. There is no undeveloped acreage on the Waddell Ranch properties

	NUMBER OF WELLS		ACRES
	Gross	Net	Gross	Net
BROG/Blackbeard Interests	1,769	881	77,000	37,300

OIL AND GAS PRODUCTION

The Trust recognizes production during the month in which the related distribution is received. Production of oil and gas attributable to the Royalties and the Underlying Properties, the related average sales prices and the average production cost per unit of production attributable to the Underlying Properties for the three years ended December 31, 2019, excluding portions attributable to the adjustments discussed below, were as follows:

	Waddell Ranch Properties			Texas Royalty Properties			Total
	2019	2018	2017	2019	2018	2017	2019	2018	2017
Royalties:
Production
Oil (barrels)	132,972	228,277	289,349	227,634	239,196	255,680	360,606	467,473	545,029
Gas (Mcf)	632,770	1,343,148	1,699,525	225,239	252,851	285,453	858,009	1,595,999	1,984,978
Underlying Properties:
Production
Oil (barrels)	612,146	628,228	688,851	259,367	266,324	282,390	871,513	894,552	971,241
Gas (Mcf)	3,092,465	3,678,665	3,978,339	254,451	281,442	315,206	3,346,916	3,960,107	4,293,545
Average Sales Price
Oil/barrel	$52.02	$58.22	$46.35	$51.38	$58.44	$45.80	$51.74	$58.11	$45.88
Gas/Mcf	$2.77	$3.32	$3.12	$4.60	$6.58	$5.22	$2.66	$3.55	$3.28
Average Production Cost
Oil/Gas BOE	$25.19	$20.30	$13.38	$5.40	$5.18	$3.48	$21.01	$17.26	$11.41

Since the oil and gas sales attributable to the Royalties are based on an allocation formula that is dependent on such factors as price and cost (including capital expenditures), production amounts do not necessarily provide a meaningful comparison.

Waddell Ranch properties lease operating expense for 2019 was $23.4 million (gross). The lease operating expense increased from $23.1 in 2018 primarily because of increasing activity and facilities maintenance. Waddell Ranch lifting cost on a barrel of oil equivalent (BOE) basis was $25.19/bbl as compared to $25.19 in 2018 and $13.38 in 2017.

PRICING INFORMATION

Reference is made to the caption entitled “Regulation” for information as to federal regulation of prices of natural gas. The following paragraphs provide information regarding sales of oil and gas from the Waddell Ranch properties. As a royalty owner, Riverhill Energy is not furnished detailed information regarding sales of oil and gas from the Texas Royalty properties.

Oil.    The Trustee has been advised by the operator that since June 2006, the oil from the Waddell Ranch has been marketed by the operator by soliciting bids from third parties on an outright sale basis of production listed in bid packages.

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

The independent petroleum engineers’ reports as to the proved oil and gas reserves attributable to the Royalties conveyed to the Trust were obtained from Cawley, Gillespie & Associates, Inc. Cawley, Gillespie & Associates, Inc. has been in business since 1973 when the petroleum consulting firm Keller & Augustson merged with the petroleum consulting firm Cawley, Harrington & Gillespie. The primary business of Cawley, Gillespie & Associates, Inc. is the estimation and evaluation of petroleum reserves. Kenneth J. Mueller, has been employed by Cawley, Gillespie & Associates, Inc. since 1996. Mr. Mueller attended Texas A&M University from 1975 to 1979, graduating with a Bachelor of Science degree, Summa Cum Laude, in Petroleum Engineering in 1979, and has in excess of twenty years experience in oil and gas reserves studies and evaluations. Mr. Mueller is a licensed professional engineer with the Texas Board of Professional Engineers and a member of the Texas Society of Professional Engineers.

Cawley, Gillespie & Associates, Inc.’s reports are attached as exhibits to this Form 10-K. The following table presents a reconciliation of proved reserve quantities from January 1, 2017 through December 31, 2019 (in thousands):

	Waddell Ranch Properties		Texas Royalty Properties		Total
	Oil (Bbls)	Gas (Mcf)	Oil (Bbls)	Gas (Mcf)	Oil (Bbls)	Gas (Mcf)
January 1, 2017	1,357	6,300	3,098	2,218	4,455	8,518
Extensions, discoveries, and other additions	31	649	—	—	31	649
Revisions of previous estimates	529	3,243	136	77	665	3,320
Production	(289)	(1,700)	(256)	(285)	(545)	(1,985)

December 31, 2017	1,628	8,492	2,978	2,010	4,606	10,502
Extensions, discoveries, and other additions	46	109	—	—	46	109
Revisions of previous estimates	(367)	(1,523)	445	425	78	(1,098)
Production	(230)	(1,356)	(239)	(253)	(469)	(1,609)

December 31, 2018	1,077	5,722	3,184	2,182	4,261	7,904
Extensions, discoveries, and other additions	5	18	—	—	5	18
Revisions of previous estimates	(29)	(1,412)	153	266	124	(1,678)
Production	(133)	(633)	(228)	(225)	(361)	(858)

December 31, 2019	920	3,695	3,109	1,691	4,029	5,386

Estimated quantities of proved reserves and net cash flow as of December 31, 2019 are as follows:

	Waddell Ranch Properties
	Oil (Mstb)	Gas (Mcf)	Net Cash Flow, M$	10% Disc. Cash Flow, M$
Proved Developed Producing	915	3,677	$51,584	$34,223
Proved Developed Non-Producing	5	18	$295	$16

Proved Developed	920	3,695	$51,879	$34,239
Proved Undeveloped	—	—	—	—

Total Proved	920	3,695	$51,879	$34,239

	Texas Royalty Properties
	Oil (Mstb)	Gas (Mcf)	Net Cash Flow, M$	10% Disc. Cash Flow, M$
Proved Developed Producing	3,109	1,691	$159,684	$68,516

Proved Developed	3,109	1,691	$159,684	$68,516

Total Proved	3,109	1,691	$159,684	$68,516

	Total Waddell Ranch Plus Texas Royalty Properties
	Oil (Mstb)	Gas (Mcf)	Net Cash Flow, M$	10% Disc. Cash Flow, M$
Proved Developed Producing	4,024	5,368	$211,268	$102,739
Proved Developed Non-Producing	5	18	$295	$16

Proved Developed	4,029	5,386	$211,563	$102,755
Proved Undeveloped	—	—	—	—

Total Proved	4,029	5,386	$211,563	$102,755

Estimated quantities of proved developed reserves of oil and gas as of the dates indicated were as follows (in thousands):

	Oil (Barrels)	Gas (Mcf)
Proved Developed Reserves:
January 1, 2017	4,455	8,518
December 31, 2017	4,606	10,502
December 31, 2018	4,261	7,904
December 31, 2019	4,029	5,386

The SEC requires supplemental disclosures for oil and gas producers based on a standardized measure of discounted future net cash flows relating to proved oil and gas reserve quantities. Under this disclosure, future cash inflows are computed by applying the average prices during the 12-month period prior to fiscal year-end, determined as an unweighted arithmetic average of the first-day-of-the-month benchmark price for each month within such period, unless prices are defined by contractual arrangements, excluding escalations based upon future conditions. Future price changes are only considered to the extent provided by contractual arrangements in existence at year end. The standardized measure of discounted future net cash flows is achieved by using a discount rate of 10% a year to reflect the timing of future cash flows relating to proved oil and gas reserves.

Estimates of proved oil and gas reserves are by their very nature imprecise. Estimates of future net revenue attributable to proved reserves are sensitive to the unpredictable prices of oil and gas and other variables.

The 2019, 2018 and 2017 change in the standardized measure of discounted future net cash revenues related to future royalty income from proved reserves attributable to the Royalties discounted at 10% is as follows (in thousands):

	Waddell Ranch Properties			Texas Royalty Properties			Total
	2019	2018	2017	2019	2018	2017	2019	2018	2017
January 1	$54,226	$64,682	$42,332	$85,142	$65,228	$55,745	$139,368	$129,910	$98,077
Extensions, discoveries, and other additions	16	994	2,093	—	—	—	16	994	2,093
Accretion of discount	5,408	6,468	4,233	8,514	6,523	5,575	13,922	12,991	9,808
Revisions of previous estimates and other	(17,146)	(843)	33,845	(12,917)	28,404	16,646	(30,063)	27,561	50,491
Royalty income	(8,265)	(17,075)	(17,821)	(12,223)	(15,013)	(12,738)	(20,488)	(32,088)	(30,559)

December 31	$34,239	$54,226	$64,682	$68,516	$85,142	$65,228	$102,755	$139,368	$129,910

Average oil and gas prices of $55.69 per barrel and $2.58 per Mcf were used to determine the estimated future net revenues from the Waddell Ranch properties and the Texas Royalty properties, respectively, at December 31, 2019. The downward revisions of both reserves and discounted future net cash flows for the Waddell Ranch properties are primarily due to weaker pricing for oil and by weaker gas pricing. The Texas Royalty Properties are revised downward due to weaker pricing for oil.

Average oil and gas prices of $65.56 per barrel and $3.11 per Mcf were used to determine the estimated future net revenues from the Waddell Ranch properties and the Texas Royalty properties, respectively, at December 31, 2018. The upward revisions of both reserves and discounted future net cash flows for the Waddell Ranch properties are primarily due to stronger pricing for oil and gas. The Texas Royalty Properties are revised upward due to stronger pricing for oil and gas.

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

The following presents estimated future net revenue and the present value of estimated future net revenue attributable to the Royalties, for each of the years ended December 31, 2019, 2018 and 2017 (in thousands):

	2019		2018		2017
	Estimated Future Net Revenue	Present Value at 10%	Estimated Future Net Revenue	Present Value at 10%	Estimated Future Net Revenue	Present Value at 10%
Total Proved
Waddell Ranch properties	$51,879	$34,239	$78,347	$54,084	$99,438	$64,682
Texas Royalty properties	159,684	68,516	192,115	85,142	146,133	65,228

Total	$211,563	$102,755	$270,462	$139,226	$245,571	$129,910

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

Beyond measuring and reporting, the EPA issued an “Endangerment Finding” under Section 202(a) of the Clean Air Act, concluding that greenhouse gas pollution threatens the public health and welfare of future generations. The EPA indicated that it will use data collected through the reporting rules to decide whether to promulgate future greenhouse gas emission limits. On August 16, 2012, the EPA issued a final rule, known as New Source Performance Standards (“NSPS”) Subpart OOOO, that established new source performance standards for volatile organic compounds (“VOC(s)”) and sulfur dioxide, an air toxics standard for major sources of oil and natural gas production, and an air toxics standard for major sources of natural gas transmission and storage. The rule required that, starting January 1,

2015, all hydraulically fractured or refractured natural gas wells be completed using reduced emission (“green”) completion technology, which significantly reduces VOC emissions. Limiting emissions of VOCs will have the co-benefit of also limiting methane, a greenhouse gas. These regulations also include requirements applicable to storage tanks and other equipment in the affected oil and natural gas industry segments. On May 12, 2016, the EPA issued a final rule, known as NSPS Subpart OOOOa, establishing additional standards for the reduction of methane, VOCs, and other emissions from new and existing sources in the oil and gas sector. Among other requirements, these new standards require green completion technology for new hydraulically fractured or refractured oil wells. And rulemaking concerning regulation of greenhouse gas and other emissions from the oil and natural gas industry continues: in October 2018, the EPA released proposed revisions to some of the 2016 requirements, including reducing the required frequency of fugitive emissions monitoring at well sites and compressor stations. As recently as August 2019, EPA has proposed modifications to the NSPS Subpart OOOO and OOOOa rules — for example, proposing to remove sources in the transmission and storage segment of the oil and natural gas industry from regulation under NSPS Subpart OOOO/OOOOa and to rescind methane requirements for all production and processing sources in the oil and natural gas industry or, alternatively, rescind all methane requirements under the rules without removing any sources from the oil and natural gas source category. Accordingly, the ultimate scope of these regulations remains uncertain.

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

The Federal Water Pollution Control Act, also known as the Clean Water Act (“CWA”), and analogous state laws impose restrictions and strict controls on the discharge of pollutants, including produced waters and other oil and natural gas wastes, into waters of the United States. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by EPA or the relevant state agency. The CWA also prohibits the discharge of dredge and fill material in regulated waters, including wetlands, unless authorized by a permit issued by the U.S. Army Corps of Engineers. In May 2015, EPA and the U.S. Army Corps of Engineers jointly announced a final rule defining the “Waters of the United States” (“WOTUS”) which are protected under the CWA. The rule, which would have made additional waters expressly Waters of the United States and therefore subject to the jurisdiction of the Clean Water Act, rather than subject to a case-specific evaluation, was stayed by the U.S. Court of Appeals for the Sixth Circuit before it took effect. On February 1, 2018, EPA officially delayed implementation of the 2015 rule until early 2020, and in July 2018, the EPA proposed repeal of the 2015 WOTUS rule. Later that year, EPA’s decision was challenged in court, which resulted in a decision by the U.S. District Court for the District of South Carolina to enjoin EPA’s February 2018 delay rule. Several states then acted to halt reinstatement of the 2015 WOTUS rule, the effect of all of which was that the 2015 WOTUS definition was in effect in 22 states. In September 2019, EPA finalized the repeal of the 2015 WOTUS rule, and the repeal became effective in December 2019, reinstating the pre-2015 standards. Litigation of the repeal quickly ensued. Meanwhile, in December 2018, the EPA and the U.S. Army Corps of Engineers issued a proposed rule to revise the definition of “Waters of the United States.” The rule was finalized in January 2020, and will become effective 60 days after publication in the Federal Register. The rule narrows the WOTUS definition, excluding, for example, streams that flow only after precipitation and wetlands without a direct surface connection to traditional navigable waters. The rule is expected to be heavily litigated, which could delay its implementation. Regardless, the applicable WOTUS definition affects what CWA permitting or other regulatory obligations may be triggered during development and operation of the Underlying Properties, and changes to the WOTUS definition could cause delays in development and/or increase the cost of development and operation of the Underlying Properties.

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

In addition, several cases have recently put a spotlight on the issue of whether injection wells may be regulated under the CWA if a direct hydrological connection to a jurisdictional surface water can be established. The split among federal circuit courts of appeals that decided these cases engendered two petitions for writ of certiorari to the United States Supreme Court in August 2018, one of which was granted in February 2019. Oral arguments were presented to the Supreme Court in November 2019, and the Court is expected to rule sometime this year (2020). EPA has also brought attention to the reach of the CWA’s jurisdiction in such instances by issuing a request for comment in February 2018 regarding the applicability of the CWA permitting program to discharges into groundwater with a direct hydrological connection to jurisdictional surface water, which hydrological connections should be considered “direct,” and whether such discharges would be better addressed through other federal or state programs. In a statement issued by EPA in April 2019, the Agency concluded that the CWA should not be interpreted to require permits for discharges of pollutants that reach surface waters via groundwater. But should the Supreme Court rule that CWA permitting be required for saltwater injections wells, the costs of permitting and compliance for the Underlying Properties could increase.

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

Units of Beneficial Interest

Units of Beneficial Interest (“Units”) of the Trust are traded on the New York Stock Exchange with the symbol PBT.

Approximately 861 Unit holders of record held the 46,608,796 Units of the Trust at March 2, 2020.

The Trust has no equity compensation plans and has not repurchased any Units during the period covered by this report.

Item 6.	Selected Financial Data

	For the Year Ended December 31,
	2019	2018	2017	2016	2015
Royalty income	$20,487,433	$32,088,282	$30,559,527	$21,087,908	$17,795,462
Distributable income	$19,421,131	$30,789,460	$29,325,416	$19,348,835	$16,049,702
Distributable income per Unit	$.42	$.66	$.63	$0.42	$0.34
Distributions per Unit	$.42	$.66	$.63	$0.42	$0.34
Total assets, December 31	$3,287,777	$3,994,193	$3,950,462	$4,398,723	$2,145,443

Computation of Royalty Income Received by the Trust

The Trust’s royalty income is computed as a percentage of the net profit from the operation of the properties in which the Trust owns net overriding royalty interests. The percentages of net profits are 75% and 95% in the cases of the Waddell Ranch properties and the Texas Royalty properties, respectively. Royalty income received by the Trust for the five years ended December 31, 2019, was computed as shown in the table on the next page.

	Year Ended December 31,
	2019		2018		2017		2016		2015
Gross Proceeds of Sales From the Underlying Properties:	Waddell Ranch Properties	Texas Royalty Properties	Waddell Ranch Properties	Texas Royalty Properties	Waddell Ranch Properties	Texas Royalty Properties	Waddell Ranch Properties	Texas Royalty Properties	Waddell Ranch Properties	Texas Royalty Properties
Oil Proceeds	$31,769,427	$13,325,221	$36,421,905	$15,564,348	$31,631,883	$12,932,547	$23,228,208	$11,392,255	$44,755,701	$16,961,554
Gas Proceeds	7,655,763	1,169,754	12,159,109	1,851,602	12,007,971	1,644,306	7,317,646	1,334,290	14,226,102	2,133,924
Other	—	—	119,048	—	56,767	—	—	—	(732,097)	—

Total	39,425,195	14,494,975	48,700,056	17,416,030	43,696,621	14,576,853	30,545,854	12,726,645	58,249,076	19,095,478

Less:
Severance Tax
Oil	1,457,033	489,096	1,625,842	567,246	1,409,979	452,689	1,030,578	370,941	1,956,811	602,682
Gas	269,932	36,693	442,098	88,054	273,048	75,623	338,599	61,814	586,809	110,141
Other	—	—	—	—	—	—	(349,817)	—	(656,236)	—
Lease Operating Expense and Property Tax Oil and Gas	23,371,924	1,103,052	23,134,903	962,575	16,402,257	639,920	12,980,419	1,451,483	26,438,272	1,947,322
Capital Expenditures	3,306,832	—	729,665	1,617,536	1,849,553	—	2,162,579	—	27,014,225	—

Total	$28,405,719	$1,628,841	$25,932,508	$1,613,275	$19,934,837	$1,168,232	$16,162,358	$1,884,238	$55,339,881	$2,660,145

Net Profits	$11,019,476	$12,866,134	$22,767,854	$15,820,755	$23,761,784	$13,408,621	$14,383,496	$10,842,407	$2,909,195	$16,435,333
Net Overriding Royalty Interest	75%	95%	75%	95%	75%	95%	75%	95%	75%	95%

Total Royalty Income for Distribution	$8,264,606	$12,222,827	$17,075,666	$15,012,624	$17,821,338	$12,738,189	$10,787,622	$10,300,286	$2,181,896	$15,613,566

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

Trustee’s Discussion and Analysis for the Three-Year Period Ended December 31, 2019

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

Results of Operations

Royalty income received by the Trust for the three-year period ended December 31, 2019, is reported in the following table:

	Year Ended December 31,
Royalty Income	2019	2018	2017
Total Royalty Income	$20,487,433 100%	$32,088,282 100%	$30,559,527 100%
Oil Royalty Income	17,209,443 84%	25,349,742 79%	23,225,240 76%
Gas Royalty Income	3,277,990 16%	6,738,540 21%	7,334,287 24%
Total Revenue/Unit	$.439562	$.688460	$.655660

Royalty income of the Trust for the calendar year is associated with actual oil and gas production for the period November of the prior year through October of the current year. Oil and gas production for 2019, 2018 and 2017 generated by the Royalties and the Underlying Properties, excluding portions attributable to the adjustments discussed hereafter, are presented in the following table:

	Year Ended December 31,
Royalties	2019	2018	2017
Oil Sales (Bbls)	360,606	467,473	545,029
Gas Sales (Mcf)	858,009	1,595,999	1,984,978
Underlying Properties
Oil
Total Oil Sales (Bbls)	871,513	894,552	971,241
Average Per Day (Bbls)	2,388	2,451	2,661
Average Price/Bbl	$51.74	$58.11	$45.88
Gas
Total Gas Sales (Mcf)	3,346,916	3,960,107	4,293,545
Average Per Day (Mcf)	9,170	10,850	11,763
Average Price/Mcf	$2.64	$3.55	$3.28

The average price of oil decreased to $51.74 per barrel in 2019, down from $58.11 per barrel in 2018. The average price of oil in 2017 was $45.88 per barrel. In addition, the average price of gas decreased from $3.55 per Mcf in 2018 to $2.64 per Mcf in 2019. The average price of gas in 2017 was $3.28 per Mcf. Oil prices have decreased primarily because of world market conditions. Oil prices are expected to remain volatile. Gas liquids values remain weaker and keep the prices of gas weaker.

Subsequent to December 31, 2019, the price of both oil and gas continued to fluctuate, giving rise to a correlating adjustment of the respective standardized measure of discounted future net cash flows. As of March 6, 2020, NYMEX posted oil prices were approximately $41.14 per barrel, which compared to the posted price of $55.68 per barrel, used to calculate the worth of future net revenue of the Trust’s proved developed reserves, would result in a smaller standardized measure of discounted future net cash flows for oil. As of March 6, 2020, NYMEX posted gas prices were $1.89 per million British thermal units. The use of such price, as compared to the posted price of $2.58 per million British thermal units, used to calculate the future net revenue of the Trust’s proved developed reserves would result in a smaller standardized measure of discounted future net cash flows for gas.

Since the oil and gas sales attributable to the Royalties are based on an allocation formula that is dependent on such factors as price and cost (including capital expenditures), production amounts do not necessarily provide a meaningful comparison. For the underlying properties total oil production decreased by approximately 2.6% from 2018 to 2019 primarily due to the natural decline of production. For the underlying properties total gas production decreased approximately 15.4% from 2018 to 2019 primarily due to the natural decline of production.

On May 2, 2011, ConocoPhillips, as the parent company of BROG, the then-operator of the Waddell Ranch properties, notified the Trustee that as a result of inaccuracies in ConocoPhillips’ accounting and record keeping relating to the Trust’s interest in proceeds from the gas plant production since January 2007, ConocoPhillips overpaid the Trust approximately $5.9 million initially. ConocoPhillips withheld $4.5 million from the proceeds for 2011 pending completions to the corrections of the accounting procedures. Beginning with the October 2012 distribution, previously withheld proceeds of $4.5 million were reimbursed by ConocoPhillips to the Trust ($4.0 million and $0.5 million in 2013 and 2012, respectively). ConocoPhillips has adjusted the monthly royalty payments to the Trust since October 2012 by the related reimbursed amounts to reflect ConocoPhillips’ ongoing correction of past and current production and royalty allocations and the payment of the previously withheld proceeds. These adjustments were completed in the first quarter of 2015. The Trust’s reported royalty income for the years ended December 31, 2019, 2018 and 2017 was not significantly impacted by these offsetting amounts. At this time, the Trustee considers all such corrections and adjustment to be accurate and fairly performed.

Total capital expenditures in 2019 used in the net overriding royalty calculation were approximately $3.3 million (gross) compared to $730,000 (gross) in 2018 and $1.9 million (gross) in 2017. The operator of the Waddell Ranch properties has informed the Trustee that, in order to halt the production decline curve and to exploit the remaining potential of the Trust’s assets more fully, a more aggressive, robust capital expenditure budget will be necessary in the future and is being pursued.

In 2018, there were 0 recompletion wells completed and 19 wells permanently plugged on the Waddell Ranch properties. Actual costs for this program in 2018 approximated $1.01 million (gross). This cost is for the development program and base facilities. The recompletions, on average, provided a total of an additional 0 BOEPD to the exit rate annualized average. In 2019, there were 2 new drill wells and 0 recompletion.

Texas law requires all temporarily abandoned wells to be either worked over and recompleted to functional status or permanently plugged and abandoned within a five year time frame. The Waddell Ranch properties contain over 700 such temporarily abandoned wells. In 2019, there were 0 recompletion wells completed and 0 wells permanently plugged on the Waddell Ranch properties.

There were 2 gross (1 net) drill wells completed on the Waddell Ranch properties during 2019. At December 31, 2018, there was 0 drill well and 0 workover in progress on the Waddell Ranch properties.

BROG has advised the Trustee that the proposed budget for 2020 will be $1.4 million (gross) and $600,000 (net). The 2020 budget will not include amounts to be spent on vertical wells, or wells to be worked over and completed, but will be spent on additional facilities and infrastructure improvements and the completion of projects begun in 2019. The foregoing capital expenditures budget may be subject to revision after Blackbeard assumes the role of operator of the Waddell Ranch properties on April 1, 2020.

In 2019, lease operating expense and property taxes on the Waddell Ranch properties amounted to approximately $23.4 million. In 2018, lease operating expense and property taxes on the Waddell Ranch properties amounted to approximately $23.1 million. In 2017, lease operating expense and property taxes on the Waddell Ranch properties amounted to approximately $16.4 million.

The Trustee has been advised by the operator that since June 2006, the oil from the Waddell Ranch has been marketed by the operator by soliciting bids from third parties on an outright sale basis of production listed in bid packages.

During 2019, the monthly royalty receipts were invested by the Trustee in cash and cash equivalents until the monthly distribution date, and earned interest totaled $23,000. Interest income for 2018 and 2017 was $26,006 and $12,675, respectively.

General and administrative expenses in 2019 were $1,089,302 compared to $1,324,828 in 2018 and $1,246,786 in 2017, primarily due to audit of properties and other professional services. The reserve for administrative expenses for any potentially extraordinary events and/or expenses was $1,050,000 as of December 31, 2019. Total reserves for expenses for the years ended December 31, 2019, 2018 and 2017 was $0, $0 and $0, respectively.

Distributable income for 2019 was $19,421,131 or $0.42 per Unit.

Distributable income for 2018 was $30,789,460 or $.66 per Unit.

Distributable income for 2017 was $29,325,236 or $.63 per Unit.

Results of the Fourth Quarters of 2019 and 2018

Royalty income received by the Trust for the fourth quarter of 2019 amounted to $5,129,649 or $0.11 per Unit. For the fourth quarter of 2018, the Trust received royalty income of $7,509,505 or $0.16 per Unit. Interest income for the fourth quarter of 2019 amounted to $4,826 compared to $6,782 for the fourth quarter of 2018. The decrease in interest income can be attributed primarily to a decrease of funds available. Total general and administrative expenses was $213,203 for the fourth quarter of 2019 compared to $143,389 for the fourth quarter of 2018. The increase in expenses primarily related to timing of payments of legal and auditor expenses.

Royalty income for the Trust for the fourth quarter is associated with actual oil and gas production during August through October from the Underlying Properties. Oil and gas production attributable to the Underlying Properties for the quarter and the comparable period for 2018 are as follows:

	Fourth Quarter
	2019	2018
Royalties
Oil Sales (Bbls)	90,683	112,630
Gas Sales (Mcf)	134,675	391,770
Underlying Properties
Total Oil Sales (Bbls)	218,645	220,842
Average Per Day (Bbls)	2,377	2,400
Average Price/Bbls	$53.22	$55.09
Total Gas Sales (Mcf)	563,739	983,360
Average Per Day (Mcf)	6,128	10,689
Average Price/Mcf	$2.70	$3.68

The posted price of oil decreased for the fourth quarter of 2019 compared to the fourth quarter of 2018, resulting in an average price per barrel of $53.22 compared to $55.09 in the same period of 2018. The average price of gas decreased for the fourth quarter of 2019 compared to the same period in 2018, resulting in an average price per Mcf of $2.56 compared to $3.68 in the fourth quarter of 2018.

The Trustee has been advised that oil production decreased in the fourth quarter of 2019 compared to the same period in 2018 primarily due to natural decline. Gas production decreased in the fourth quarter of 2019 compared to the same period in 2018 due to various interruptions.

The Trust has been advised that 0 wells were drilled and completed during the three months ended December 31, 2019, and there were 0 wells in progress.

Use of Estimates

The preparation of financial statements in conformity with the basis of accounting described above requires management to make estimates and assumptions that affect reported amounts of certain assets, liabilities, revenues and expenses as of and for the reporting periods. Actual results may differ from such estimates.

Impairment

The Trustee routinely reviews its royalty interests in oil and gas properties for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If an impairment event occurs and it is determined that the carrying value of the Trust’s royalty interests may not be recoverable, an impairment will be recognized as measured by the amount by which the carrying amount of the royalty interests exceeds the fair value of these assets, which would likely be measured by discounting projected cash flows. There was no impairment of the assets as of December 31, 2019.

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

2.    Royalty Income

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

Tabular Disclosure of Contractual Obligations.

		Less than 1 Year	Payments Due by Period		More than 5 Years
Contractual Obligations	Total		1 - 3 Years	3 - 5 Years
Distribution payable to Unit holders	$1,812,570	$1,812,570	$0	$0	$0
Total	$1,812,570	$1,812,570	$0	$0	$0

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Unit Holders and Simmons Bank, Trustee of Permian Basin Royalty Trust

Opinion on the Financial Statements

We have audited the accompanying statements of assets, liabilities and trust corpus of the Permian Basin Royalty Trust (the Trust) as of December 31, 2019 and 2018, and the related statements of distributable income and changes in trust corpus for each of the three years in the period ended December 31, 2019 and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the assets, liabilities, and trust corpus of the Trust as of December 31, 2019 and 2018, and the distributable income and changes in trust corpus for each of the three years in the period ended December 31, 2019, in conformity with the modified cash basis of accounting, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Trust’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 16, 2020 expressed an unqualified opinion thereon.

As described in Note 2 to the financial statements, these financial statements were prepared on a modified cash basis of accounting, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Trustee. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Trust in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Dallas, Texas

March 16, 2020

PERMIAN BASIN ROYALTY TRUST

FINANCIAL STATEMENTS

STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	December 31,
	2019	2018
ASSETS
Cash and Short-term Investments	$2,862,570	$3,526,613
Net Overriding Royalty Interests in Producing Oil and Gas Properties — Net (Notes 2 and 3)	424,507	467,580

Total	$3,287,077	$3,994,193

LIABILITIES AND TRUST CORPUS
Distribution Payable to Unit Holders	$1,812,570	$2,476,613
Commitments and Reserve for Contingencies (Note 8)	1,050,000	1,050,000

Total Liabilities	$2,862,570	$3,526,613
Trust Corpus — 46,608,796 Units of Beneficial Interest Authorized and Outstanding	424,507	467,580

Total	$3,287,077	$3,994,193

STATEMENTS OF DISTRIBUTABLE INCOME

	For the years ended December 31,
	2019	2018	2017
Royalty Income (Notes 2 and 3)	$20,487,433	$32,088,282	$30,559,527
Interest Income	23,000	26,006	12,675

	20,510,433	32,114,288	30,572,202
General and Administrative Expenditures	1,089,302	1,324,828	1,246,786

Total Expenditures	1,089,302	1,324,828	1,246,786

Distributable Income	$19,421,131	$30,789,460	$29,325,416

Distributable Income per Unit (46,608,796 Units)	$.42	$.66	$.63

Distributions per Unit	$.42	$.66	$.63

The accompanying notes to financial statements are an integral part of these statements.

STATEMENTS OF CHANGES IN TRUST CORPUS

	For the years ended December 31,
	2019	2018	2017
Trust Corpus, Beginning of Year	$467,580	$529,043	$603,119
Amortization of Net Overriding Royalty Interests (Notes 2 and 3)	(43,073)	(61,463)	(74,076)
Distributable Income	19,421,131	30,789,460	29,325,416
Distributions Declared	(19,421,131)	(30,789,460)	(29,325,416)

Trust Corpus, End of Year	$424,507	$467,580	$529,043

The accompanying notes to financial statements are an integral part of these statements.

NOTES TO FINANCIAL STATEMENTS

1.	Trust Organization and Provisions

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

Burlington Resources Oil & Gas Company LP (“BROG”), a subsidiary of ConocoPhillips, was the interest owner for the Waddell Ranch properties through November 1, 2019 and Riverhill Energy Corporation (“Riverhill Energy”), formerly a wholly owned subsidiary of Riverhill Capital Corporation (“Riverhill Capital”) and formerly an affiliate of Coastal Management Corporation (“CMC”), is the interest owner for the Texas Royalty properties. BROG currently conducts all field, technical and accounting operations on behalf of BROG with regard to the Waddell Ranch properties. Riverhill Energy currently conducts the accounting operations for the Texas Royalty properties.

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

BROG notified the Trust, that on November 1, 2019, the Waddell Ranch properties (as defined herein on page 8) that are subject to the Net Overriding Royalty Conveyance (Permian Basin Royalty Trust - Waddell Ranch) dated November 1, 1980 (the ‘‘Waddell Ranch Conveyance”), were sold to Blackbeard Operating, LLC (“Blackbeard”) of Fort Worth, Texas. Blackbeard will become the operator effective as of April 1, 2020.

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

Impairment

The Trustee routinely reviews its royalty interests in oil and gas properties for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If an impairment event occurs and it is determined that the carrying value of the Trust’s royalty interests may not be recoverable, an impairment will be recognized as measured by the amount by which the carrying amount of the royalty interests exceeds the fair value of these assets, which would likely be measured by discounting projected cash flows. There was no impairment of the assets as of December 31, 2019.

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

The initial carrying value of the Royalties ($10,975,216) represented Southland Royalty Company’s historical net book value at the date of the transfer to the Trust. Accumulated amortization as of December 31, 2019 and 2018 was $10,550,709 and $10,507,636, respectively.

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

Because the Trust is a grantor trust for federal tax purposes, each Unit holder is taxed directly on his proportionate share of income, deductions and credits of the Trust consistent with each such Unit holder’s taxable year and method of accounting and without regard to the taxable year or method of accounting employed by the Trust. The income of the Trust consists primarily of a specified share of the proceeds from the sale of oil and gas produced from the Underlying Properties. During 2019, the Trust also earned interest income on funds held for distribution and the cash reserve maintained for the payment of contingent and future obligations of the Trust.

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

Unit holders of record will continue to receive an individualized tax information letter for each of the quarters ending March 31, June 30 and September 30, 2019, and for the year ending December 31, 2019. Unit holders owning Units in the name of a nominee may obtain monthly tax information from the Trustee upon request. See discussion above regarding certain reporting requirements imposed upon middlemen under U.S. Treasury Regulations because the Trust is considered a WHIFT for federal income tax purposes.

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

	Total
	Oil (Bbls)	Gas (Mcf)
January 1, 2017	4,455	8,518
Extensions, discoveries, and other additions	31	649
Revisions of previous estimates	665	3,320
Production	(545)	(1,985)

December 31, 2017	4,606	10,502
Extensions, discoveries, and other additions	46	109
Revisions of previous estimates	78	(1,098)
Production	(469)	(1,609)

December 31, 2018	4,261	7,904
Extensions, discoveries, and other additions	5	18
Revisions of previous estimates	124	(1,678)
Production	(361)	(858)

December 31, 2019	4,029	5,386

Estimated quantities of proved developed reserves of oil and gas as of the dates indicated were as follows (in thousands):

	Oil (Barrels)	Gas (Mcf)
Proved Developed Reserves:
January 1, 2017	4,455	8,518
December 31, 2017	4,606	10,502
December 31, 2018	4,261	7,904
December 31, 2019	4,029	5,386

Disclosure of a Standardized Measure of Discounted Future Net Cash Flows

The following is a summary of a standardized measure (in thousands) of discounted future net cash flows related to the total proved oil and gas reserve quantities attributable to the Trust. Information presented is based upon valuation of proved reserves by using discounted cash flows based upon average oil and gas prices ($55.69 per bbl and $2.58 per Mcf, respectively) during the 12-month period prior to the fiscal year-end, determined as an unweighted arithmetic average of the first-day-of-the-month price for each month within such period, unless prices are defined by contractual arrangements, excluding escalations based upon future conditions and severance and ad valorem taxes, if any, and economic conditions, discounted at the required rate of 10 percent. As the Trust is not subject to taxation at the trust level, no provision for income taxes has been made in the following disclosure. Trust prices may differ from posted NYMEX prices due to differences in product quality and property location. The impact of changes in current prices on reserves could vary significantly from year to year. Accordingly, the information presented below should not be viewed as an estimate of the fair market value of the Trust’s oil and gas properties nor should it be viewed as indicative of any trends.

December 31,	2019	2018	2017
Future net cash inflows	$211,563	$270,462	$245,571
Discount of future net cash flows @ 10%	(108,808)	(131,044)	(115,661)

Standardized measure of discounted future net cash inflows	$102,755	$139,418	$129,910

The change in the standardized measure of discounted future net cash flows for the years ended December 31, 2019, 2018 and 2017 is as follows (in thousands):

	Total
	2019	2018	2017
January 1	$139,368	$129,910	$98,077
Extensions, discoveries, and other additions	16	994	2,093
Accretion of discount	13,922	12,991	9,808
Revisions of previous estimates and other	(30,063)	27,561	50,491
Royalty income	(20,488)	(32,088)	(30,559)

December 31	$102,755	$139,368	$129,910

Subsequent to December 31, 2019, the price of both oil and gas continued to fluctuate, giving rise to a correlating adjustment of the respective standardized measure of discounted future net cash flows. As of March 6, 2020, NYMEX posted oil prices were approximately $41.14 per barrel, which compared to the posted price of $55.69 per barrel, used to calculate the worth of future net revenue of the Trust’s proved developed reserves, would result in a smaller standardized measure of discounted future net cash flows for oil. As of March 6, 2020, NYMEX posted gas prices were $1.89 per million British thermal units. The use of such price, as compared to the posted price of $2.58 per million British thermal units, used to calculate the future net revenue of the Trust’s proved developed reserves would result in a smaller standardized measure of discounted future net cash flows for gas.

6.	Quarterly Schedule of Distributable Income (Unaudited)

The following is a summary of the unaudited quarterly schedule of distributable income for the two years ended December 31, 2019 (in thousands, except per Unit amounts):

2019	Royalty Income	Distributable Income	Distributable Income and Distribution Per Unit
First Quarter	$4,530,445	$4,236,472	$.090894
Second Quarter	4,767,067	4,314,911	.092577
Third Quarter	6,060,272	5,948,476	.127626
Fourth Quarter	5,129,649	4,921,272	.105587

Total	$20,487,433	$19,421,131	$0.416684

2018	Royalty Income	Distributable Income	Distributable Income and Distribution Per Unit
First Quarter	$9,719,305	$9,310,931	$.199767
Second Quarter	7,623,122	7,048,414	.151225
Third Quarter	7,236,350	7,056,843	.151405
Fourth Quarter	7,509,505	7,373,272	.158195

Total	$32,088,282	$30,789,460	$0.660592

7.	State Tax Considerations

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

On May 2, 2011, ConocoPhillips, as the parent company of BROG, the then-operator of the Waddell Ranch properties, notified the Trustee that as a result of inaccuracies in ConocoPhillips’ accounting and record keeping relating to the Trust’s interest in proceeds from the gas plant production since January 2007, ConocoPhillips overpaid the Trust approximately $5.9 million initially. ConocoPhillips withheld $4.5 million from the proceeds for 2011 pending completions to the corrections of the accounting procedures. Beginning with the October 2012 distribution, previously withheld proceeds of $4.5 million were reimbursed by ConocoPhillips to the Trust ($4.0 million and $0.5 million in 2013 and 2012, respectively). ConocoPhillips has adjusted the monthly royalty payments to the Trust since October 2012 by the related reimbursed amounts to reflect ConocoPhillips’ ongoing correction of past and current production and royalty allocations and the payment of the previously withheld proceeds. These adjustments were completed in the first quarter of 2015. The Trust’s reported royalty income for the years ended December 31, 2019, 2018 and 2017 was not significantly impacted by these offsetting amounts. The Trustee is continuing to evaluate the matter. In conclusion, the Trustee found such calculations and subsequent adjustments to be as accurate as can be determined.

9.	Subsequent Events

Subsequent to December 31, 2019, the Trust declared the following distributions:

Monthly Record Date	Payment Date	Distribution per Unit
January 31, 2020	February 14, 2020	$.043114
February 28, 2020	March 13, 2020	$.050278

* * * * *

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures.

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

Changes in Internal Control over Financial Reporting

There has not been any change in the Trust’s internal control over financial reporting during the nine months ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting.

Trustee’s Report on Internal Control Over Financial Reporting

The Trustee is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Securities and Exchange Act of 1934, as amended. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with the modified cash basis of accounting. The Trustee conducted an evaluation of the effectiveness of the Trust’s internal control over financial reporting based on the criteria established in Internal Control-Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Trustee’s evaluation under the framework in Internal Control-Integrated Framework 2013, the Trustee concluded that the Trust’s internal control over financial reporting are effective as of December 31, 2019.

The independent registered public accounting firm of Weaver and Tidwell, L.L.P., as auditors of the statements of assets, liabilities, and trust corpus, and the related statements of distributable income and changes in trust corpus for the year ended December 31, 2019, has issued an attestation report on the Trust’s internal control over financial reporting as of December 31, 2019, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Unit Holders and Simmons Bank, Trustee of Permian Basin Royalty Trust

Opinion on Internal Control Over Financial Reporting

We have audited Permian Basin Royalty Trust (the Trust)’s internal control over financial reporting as of December 31, 2019 based on criteria established in Internal Control — Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). In our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the statements of assets, liabilities, and trust corpus of Permian Basin Royalty Trust as of December 31, 2019 and 2018 and the related statements of distributable income and changes in trust corpus for each of the three years in the period ended December 31, 2019 and our report dated March 16, 2020 expressed an unqualified opinion thereon.

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

March 16, 2020

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

The Trust has no directors or officers and based solely on its review of the reports received by it, the Trust believes that during the fiscal year of 2019, no person who was a beneficial owner of more than ten percent the Trust’s Units failed to file on a timely basis any report required by Section 16(a).

STANDARDS OF CONDUCT

Because the Trust has no employees, it does not have a code of ethics. Employees of the Trustee, Simmons Bank, must comply with the bank’s code of ethics which may be found at ir.simmonsbank.com/govdocs.

Item 11.	Executive Compensation

During the years ended December 31, 2019, 2018 and 2017, the Trustee received total remuneration as follows:

Name of Individual or Number of Persons in Group	Cash Compensation		Year
Simmons Bank, Trustee	$106,119	(1)	2019
Simmons Bank, Trustee	$95,480	(1)	2018
Southwest Bank, Trustee	$15,190	(1)	2018
	$111,155	(1)	2017

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

(a) Security Ownership of Certain Beneficial Owners. Based solely on a review of statements filed with the SEC pursuant to Section 13(d) or 13(g) of the Securities Exchange Act of 1934, as amended, the following table sets forth all persons who are known to the Trustee to own beneficially more than 5% of the outstanding Units of the Trust as of December 31, 2019:

Name	Number of Units Owned(1)	Percent(2)
Loyd Powell(3)	1,981,154	4.3%
Gideon Powell(3)	1,287,004	2.8%

(1)	Unless otherwise indicated, all Units are held directly with sole voting and investment power.
(2)	Based on 46,608,796 Units outstanding as of December 31, 2019.
(3)

Based on Schedule 13G/A filed February 10, 2020, reporting ownership as of December 31, 2019, jointly and as a group by Loyd Powell and Gideon Powell. The address for each of Loyd Powell and Gideon Powell is 6688 North Central Expressway; Suite 1610, Dallas, Texas 75206.

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

The Trust has no directors or executive officers. See Item 11 for the remuneration received by the Trustee during the years ended December 31, 2019, 2018 and 2017.

Item 14.	Principal Accounting Fees and Services

Fees for services performed by Weaver and Tidwell, L.L.P. for the years ended December 31, 2019 and 2018 are:

Weaver and Tidwell, L.L.P.	2019	2018
Audit fees	$94,000	$94,000
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—

Total	$94,000	$94,000

Total	94,000	$94,000

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

Date: March 16, 2020

(The Trust has no directors or executive officers.)