Form 10-Q
period 2020-03-31
PERMIAN BASIN ROYALTY TRUST
filed 2020-05-11
CIK 319654

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period ended March 31, 2020

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

Number of Units of beneficial interest of the Trust outstanding at May 1, 2020: 46,608,796.

PERMIAN BASIN ROYALTY TRUST

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

The condensed financial statements included herein have been prepared by Simmons Bank as Trustee for the Permian Basin Royalty Trust (the “Trust”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Effective February 20, 2018, Simmons Bank (the “Trustee”) became the new trustee for the Trust. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed interim financial statements and notes thereto be read in conjunction with the financial statements and the notes thereto included in the Trust’s latest annual report on Form 10-K. In the opinion of the Trustee, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the assets, liabilities and trust corpus of the Permian Basin Royalty Trust as of March 31, 2020, and the distributable income and the changes in trust corpus for the three-month period ended March 31, 2020 and 2019, have been included. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

The condensed interim financial statements as of March 31, 2020 and for the three-month period ended March 31, 2020 and 2019, included herein, have been reviewed by Weaver and Tidwell, L.L.P., an independent registered public accounting firm, as stated in their report appearing herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Unit Holders of Permian Basin Royalty Trust and

Simmons Bank, Trustee

Dallas, Texas

Results of Review of Interim Financial Statements

We have reviewed the accompanying condensed statements of assets, liabilities and trust corpus of Permian Basin Royalty Trust (the “Trust”) as of March 31, 2020, and the related condensed statements of distributable income and changes in trust corpus for the three-month period ended March 31, 2020 and 2019, and the related notes (collectively referred to as the “condensed interim financial statements”). Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed interim financial statements for them to be in conformity with the modified cash basis of accounting, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America.

As described in Note 2 to the condensed interim financial statements, these condensed interim financial statements were prepared on a modified cash basis of accounting, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the statement of assets, liabilities, and trust corpus as of December 31, 2019, and the related statements of distributable income and changes in trust corpus for the year then ended (not presented herein); and in our report dated March 16, 2020 we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed statement of assets, liabilities and trust corpus as of December 31, 2019, is fairly stated, in all material respects, in relation to the statement of assets, liabilities, and trust corpus which it has been derived.

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

/s/ WEAVER AND TIDWELL, L.L.P.

Dallas, TX

May 11, 2020

PERMIAN BASIN ROYALTY TRUST

CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	March 31, 2020 (Unaudited)	December 31, 2019
ASSETS
Cash and short-term investments	$2,627,119	$2,862,570
Net overriding royalty interests in producing oil and gas properties (net of accumulated amortization of $10,563,787 and $10,550,709 at March 31, 2020 and December 31, 2019, respectively)	411,429	424,507

TOTAL ASSETS	$3,038,548	$3,287,077

LIABILITIES AND TRUST CORPUS
Distribution payable to Unit holders	$1,577,119	$1,812,570
Commitments and reserves for contingencies (Note 6)	1,050,000	1,050,000
Trust corpus – 46,608,796 Units of beneficial interest authorized and outstanding	411,429	424,507

TOTAL LIABILITIES AND TRUST CORPUS	$3,038,548	$3,287,077

The accompanying notes are an integral part of these condensed financial statements.

PERMIAN BASIN ROYALTY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

	THREE MONTHS ENDED March 31, 2020	THREE MONTHS ENDED March 31, 2019
Royalty income	$6,254,509	$4,530,445
Interest income	4,361	7,158

	6,258,870	4,537,603
General and administrative expenditures	(328,863)	(301,131)

Distributable income	$5,930,007	$4,236,472

Distributable income per Unit (46,608,796 Units)	$.13	$.09

The accompanying notes are an integral part of these condensed financial statements.

PERMIAN BASIN ROYALTY TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

	THREE MONTHS ENDED March 31, 2020	THREE MONTHS ENDED March 31, 2019
Trust corpus, beginning of period	$424,507	$467,580
Amortization of net overriding royalty interests	(13,078)	(9,849)
Distributable income	5,930,007	4,236,472
Distributions declared	(5,930,007)	(4,236,472)

Total Trust Corpus, end of period	$411,429	$457,731

Distributions per Unit	$.13	$.09

The accompanying notes are an integral part of these condensed financial statements.

PERMIAN BASIN ROYALTY TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1.	TRUST ORGANIZATION AND PROVISIONS

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

Burlington Resources Oil & Gas Company LP (“BROG”), a subsidiary of ConocoPhillips, is the interest owner for the Waddell Ranch properties and Riverhill Energy Corporation (“Riverhill Energy”), formerly a wholly owned subsidiary of Riverhill Capital Corporation (“Riverhill Capital”) and formerly an affiliate of Coastal Management Corporation (“CMC”), is the interest owner for the Texas Royalty properties. BROG currently conducts all field, technical and accounting operations on behalf of BROG with regard to the Waddell Ranch properties. BROG notified the Trust that on November 1, 2019, the Waddell Ranch properties that are subject to the Net Overriding Royalty Conveyance (Permian Basin Royalty Trust — Waddell Ranch) dated November 1, 1980, were sold to Blackbeard Operating, LLC (“Blackbeard”) of Fort Worth, Texas. Blackbeard became the operator effective as of April 1, 2020. Riverhill Energy currently conducts the accounting operations for the Texas Royalty properties.

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

Subsequent to March 31, 2020, the Trust declared a distribution on April 20, 2020 of $0.023048 per Unit payable on May 14, 2020 to Unit holders of record on April 30, 2020.

*    *    *    *    *

Item 2.	Trustee’s Discussion and Analysis

Forward Looking Information

Certain information included in this report contains, and other materials filed or to be filed by the Trust with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Trust) may contain or include, forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. Such forward-looking statements may be or may concern, among other things, capital expenditures, drilling activity, development activities, production efforts and volumes, hydrocarbon prices and the results thereof, and regulatory matters. Although the Trustee believes that the expectations reflected in such forward-looking statements are reasonable, such expectations are subject to numerous risks and uncertainties and the Trustee can give no assurance that they will prove correct. There are many factors, none of which are within the Trustee’s control, that may cause such expectations not to be realized, including, among other things, factors such as actual oil and gas prices and the recoverability of reserves, capital expenditures, general economic conditions, actions and policies of petroleum-producing nations and other changes in the domestic and international energy markets. Such forward-looking statements generally are accompanied by words such as “estimate,” “expect,” “predict,” “anticipate,” “goal,” “should,” “assume,” “believe,” or other words that convey the uncertainty of future events or outcomes.

Commodity Prices

The Trust’s income and monthly distributions are heavily influenced by commodity prices. Commodity prices may fluctuate widely in response to (i) relatively minor changes in the supply of and demand for oil and natural gas, (ii) market uncertainty and (iii) a variety of additional factors that are beyond the Trustee’s control. Recently, there has been a substantial decrease in oil and natural gas prices due in part to significantly decreased demand as a result of the novel coronavirus (“COVID-19”) pandemic and an oversupply of crude oil driven by a dispute between members of the Organization of Petroleum Exporting Countries (“OPEC”) and Russia over production cuts, each of which are discussed below under “Item 1A– Risk Factors”. A combination of these factors resulted in the price of oil to fall below zero to $(37.63) per barrel of oil on April 20, 2020 recovering the following day to $10.01 per barrel of oil. Factors that may impact future commodity prices, including the price of oil and natural gas, include but are not limited to:

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

Although the Trustee cannot predict the occurrence of events that may affect future commodity prices or the degree to which these prices will be affected, gas royalty income for a given period generally relates to production three months prior to the period and crude oil royalty income for a given period generally relates to production two months prior to the period and will generally approximate current market prices in the geographic region of the production at the time of production. When crude oil and natural gas prices decline, the Trust is affected in two ways. First, distributable income from the Royalty Properties is reduced. Second, exploration and development activity by operators on the Royalty Properties may decline as some projects may become uneconomic and are either delayed or eliminated. It is impossible to predict future crude oil and natural gas price movements, and this reduces the predictability of future cash distributions to Unit holders.

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

For the quarter ended March 31, 2020, royalty income received by the Trust amounted to $6,254,509 compared to royalty income of $4,530,445 during the first quarter of 2019. The increase in royalty income is primarily attributable to an increase in oil pricing, increase in oil production, offset by a decrease in the price of gas for the quarter ending March 31, 2020, as compared to the quarter ended March 31, 2019. Average oil and gas prices were $58.13 and $1.60, respectively, for the quarter ending March 31, 2020 compared to $44.47 and $3.38 for the quarter ended March 31, 2019.

Interest income for the quarter ended March 31, 2020, was $4,361 compared to $7,158 during the first quarter of 2019. The decrease in interest income is primarily attributable to substantially decreased amounts of funds available for investment. Total expenses during the first quarter of 2020 amounted to $328,863 compared to $301,131 during the first quarter of 2019. The increase in total expenses can be primarily attributed to increased expense for professional services and the timing of payment of expenses.

These transactions resulted in distributable income for the quarter ended March 31, 2020, of $5,930,007 or $.13 per Unit of beneficial interest. Distributions of $0.043114, $0.050278 and $0.033837 per Unit were made to Unit holders of record as of January 31, 2020, February 28, 2020, and March 31, 2020, respectively. For the first quarter of 2019, distributable income was $4,236,472 or $.09 per Unit of beneficial interest.

Royalty income for the Trust for the first quarter of the calendar year is associated with actual oil and gas production for the period of November and December 2019 and January 2020 from the properties from which the Trust’s net overriding royalty interests (“Royalties”) were carved. Oil and gas sales attributable to the Royalties and the properties from which the Royalties were carved are as follows:

	First Quarter
	2020	2019
Royalties:
Oil sales (Bbls)	105,936	85,893
Gas sales (Mcf)	275,107	221,006
Properties From Which The Royalties Were Carved:
Oil:
Total oil sales (Bbls)	216,469	215,278
Average per day (Bbls)	2,379	2,392
Average price per Bbl	$58.13	$44.47
Gas:
Total gas sales (Mcf)	938,484	1,041,108
Average per day (Mcf)	10,313	11,568
Average price per Mcf	$1.60	$3.38

The average received price of oil increased to an average price per barrel of $58.13 per Bbl in the first quarter of 2020, compared to $44.47 per Bbl in the first quarter of 2019 due to worldwide market variables. The Trustee has been advised by ConocoPhillips that for the period of August 1, 1993 through March 31, 2020, the oil from the Waddell Ranch properties was being sold under a competitive bid to a third party. The oil from the Waddell Ranch properties may be sold differently after Blackbeard assumes the role of operator of the Waddell Ranch properties on April 1, 2020. The average price of gas (including natural gas liquids) decreased from $3.38 per Mcf in the first quarter of 2019 to $1.60 per Mcf in the first quarter of 2020 due to change in overall market variables.

Since the oil and gas sales attributable to the Royalties are based on an allocation formula that is dependent on such factors as price and cost (including capital expenditures), the production amounts in the Royalties section of the above table do not provide a meaningful comparison. Oil sales volumes increased and gas sales volumes decreased from the Underlying Properties (as defined in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2019) for the applicable period in 2020 compared to 2019.

Capital expenditures for drilling, remedial and maintenance activities on the Waddell Ranch properties during the first quarter of 2020 totaled $528,000 as compared to $881,000 for the first quarter of 2019. ConocoPhillips has previously informed the Trustee that the 2020 capital expenditures budget has been approved at $1.35 million (gross) for the Waddell Ranch properties. The foregoing capital expenditures budget may be subject to revision after Blackbeard assumes the role of operator of the Waddell Ranch properties on April 1, 2020. The total amount of capital expenditures for 2019 with regard to the Waddell Ranch properties totaled $1.35 million (gross).

The Trustee has been advised that there were no workover wells completed, no new wells completed, no new wells in progress and no workover wells in progress during the three months ended March 31, 2020, as compared to no workover wells completed, no new wells completed, 2 new wells in progress and no workover wells in progress for the three months ended March 31, 2019, on the Waddell Ranch properties. There were various facility projects in progress for the first quarter of 2020.

Lease operating expenses and property taxes totaled $5.2 million (gross) for the first quarter of 2020, compared to $6.3 million (gross) for the same period in 2019 on the Waddell Ranch properties due to decreased maintenance work.

Calculation of Royalty Income

The Trust’s royalty income is computed as a percentage of the net profit from the operation of the properties in which the Trust owns net overriding royalty interests. The royalty income received and recorded by the Trust was determined by the operator as noted below. These percentages of net profits are 75% and 95% in the case of the Waddell Ranch properties and the Texas Royalty properties, respectively. Royalty income received by the Trust for the three months ended March 31, 2020 and 2019, respectively, were computed as shown in the table below:

	THREE MONTHS ENDED MARCH 31
	2020		2019
	WADDELL RANCH PROPERTIES	TEXAS ROYALTY PROPERTIES	WADDELL RANCH PROPERTIES	TEXAS ROYALTY PROPERTIES
Gross proceeds of sales from the Underlying Properties
Oil proceeds	$8,714,010	$3,869,622	$6,428,640	$3,145,079
Gas proceeds	928,157	211,226	2,925,979	386,232

Total	9,642,167	4,080,848	9,354,619	3,531,311

Less:
Severance tax:
Oil	408,701	152,290	293,112	116,601
Gas	63,470	11,784	73,510	13,473
Lease operating expense and property tax:
Oil and gas	5,214,225	38,915	6,345,337	23,015
Capital expenditures	528,380	—	881,148	—

Total	6,214,776	202,989	7,593,107	153,089

Net profits	3,427,391	3,877,859	1,761,512	3,378,222
Net overriding royalty interests	75%	95%	75%	95%

Royalty income	$2,570,543	3,683,966	$1,321,134	3,209,311

Critical Accounting Policies and Estimates

A disclosure of critical accounting policies and the more significant judgments and estimates used in the preparation of the Trust’s financial statements is included in Item 7 of the Trust’s Annual Report on Form 10-K for the year ended December 31, 2019. There have been no significant changes to the critical accounting policies during the three months ended March 31, 2020.

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

The recent spread of COVID-19, or the novel coronavirus, and the measures taken to mitigate the impact of the COVID-19 pandemic, are likely adversely affecting the business and operations of the operators of the Waddell Ranch properties and the Texas royalty properties, which in turn could have an adverse effect on trust distributions.

The business of the operators of the Waddell Ranch properties and the Texas Royalty properties is likely being adversely affected by the COVID-19 pandemic and measures being taken to mitigate its impact. As the coronavirus pandemic and government responses are rapidly evolving, the extent of the impact on domestic sales of crude oil and natural gas remains unknown and is constantly evolving. We are experiencing a sharp and rapid decline in the demand for crude oil and natural gas as the U.S. and global economy, and commodity prices, are being negatively impacted as economic activity is curtailed in response to the COVID-19 pandemic, as well as due to an oversupply of crude oil driven by a dispute between members of OPEC and Russia over production costs. Official restrictions on non-essential activities, including “shelter in place” and “stay at home” orders, have recently been introduced throughout the U.S. and the world, which may impact our operators’ production activities, and the length of time such measures are in place may further adversely affect us. Fewer businesses than normal are open and fewer people are going to work which has reduced the demand for oil and natural gas, plus our operators’ reliance on third-party suppliers, contractors, and service providers exposes them to possibility of delay or interruption of operations. At this time, the full extent to which COVID-19 will negatively impact the global economy and the oil and gas industry is uncertain, but pandemics or other significant public health events will most likely have a material adverse effect on our operators’ business and financial condition which would likely have an adverse effect on trust distributions.

Risk factors relating to the Trust are contained in Item 1A of the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019. Other than the item listed above, no material change to such risk factors has occurred during the three months ended March 31, 2020.

Items 2 through 5.

Not applicable.

Item 6.	Exhibits

4.1	Permian Basin Amended and Restated Royalty Trust Indenture dated June 20, 2014, between Southland Royalty Company (now Burlington Resources Oil & Gas Company LP) and The First National Bank of Fort Worth (now Simmons Bank), as Trustee, heretofore filed as Exhibit 4.1 to the Trust’s Quarterly Report on Form 10-Q to the Securities and Exchange Commission for the quarterly period ended June 30, 2014, is incorporated herein by reference. *

4.2	Net Overriding Royalty Conveyance (Permian Basin Royalty Trust) from Southland Royalty Company (now Burlington Resources Oil & Gas Company LP) to The First National Bank of Fort Worth (now Simmons Bank), as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit (4)(b) to the Trust’s Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980, is incorporated herein by reference. * (P)

4.3	Net Overriding Royalty Conveyance (Permian Basin Royalty Trust) from Southland Royalty Company (now Burlington Resources Oil & Gas Company LP) to The First National Bank of Fort Worth (now Simmons Bank), as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit (4)(b) to the Trust’s Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980, is incorporated herein by reference. * (P)

10.1	Registration Rights Agreement dated as of July 21, 2004 by and between Burlington Resources, Inc. and Bank of America, N.A., as trustee of Permian Basin Royalty Trust, heretofore filed as Exhibit 10.1 to the Trust’s Quarterly Report on Form 10-Q to the Securities and Exchange Commission for the quarterly period ended June 30, 2004 is incorporated herein by reference. *

10.2	Underwriting Agreement dated December 15, 2005 among the Permian Basin Royalty Trust, Burlington Resources, Inc., Burlington Resources Oil & Gas L.P. and Lehman Brothers Inc. and Wachovia Capital Markets, LLC as representatives of the several underwriters, heretofore filed as Exhibit 10.1 to the Trust’s current report on Form 8-K to the Securities and Exchange Commission filed on December 19, 2005, is incorporated herein by reference. *

10.3	Underwriting Agreement dated August 2, 2005 among the Permian Basin Royalty Trust, Burlington Resources, Inc., Burlington Resources Oil & Gas L.P. and Goldman Sachs & Co. and Lehman Brothers Inc. as representatives of the several underwriters, heretofore filed as Exhibit 10.1 to the Trust’s current report on Form 8-K to the Securities and Exchange Commission filed on August 8, 2005, is incorporated herein by reference. *

10.4	Underwriting Agreement dated August 17, 2006, among Permian Basin Royalty Trust, ConocoPhillips, Burlington Resources Oil & Gas Company LP and Lehman Brothers Inc. and Wachovia Capital Markets, LLC as representatives of the several underwriters heretofore filed as Exhibit 10.1 to the Trust’s current report on Form 8-K to the Securities and Exchange Commission filed on August 22, 2006, is incorporated herein by reference. *

31.1	Certification by Ron E. Hooper, Senior Vice President Royalty Trust Management of Simmons Bank, Trustee of Permian Basin Royalty Trust, dated May 11, 2020 and submitted pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate by Simmons Bank, Trustee of Permian Basin Royalty Trust, dated May 11, 2020 and submitted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

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
Ron E. Hooper
SVP Royalty Trust Management

Date: May 11, 2020

(The Trust has no directors or executive officers.)