Form 10-Q
period 2020-06-30
PERMIAN BASIN ROYALTY TRUST
filed 2020-08-10
CIK 319654

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period ended June 30, 2020

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

Number of Units of beneficial interest of the Trust outstanding at August 1, 2020: 46,608,796.

PERMIAN BASIN ROYALTY TRUST

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

The condensed financial statements included herein have been prepared by Simmons Bank as Trustee for the Permian Basin Royalty Trust (the “Trust”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Effective February 20, 2018, Simmons Bank (the “Trustee”) became the new trustee for the Trust. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed interim financial statements and notes thereto be read in conjunction with the financial statements and the notes thereto included in the Trust’s latest annual report on Form 10-K. In the opinion of the Trustee, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the assets, liabilities and trust corpus of the Permian Basin Royalty Trust as of June 30, 2020, and the distributable income and the changes in trust corpus for the three-month and six-month periods ended June 30, 2020 and 2019, have been included. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

The condensed interim financial statements as of June 30, 2020 and for the three-month and six-month periods ended June 30, 2020 and 2019, included herein, have been reviewed by Weaver and Tidwell, L.L.P., an independent registered public accounting firm, as stated in their report appearing herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Unit Holders of Permian Basin Royalty Trust and

Simmons Bank, Trustee

Dallas, Texas

Results of Review of Interim Financial Statements

We have reviewed the accompanying condensed statements of assets, liabilities and trust corpus of Permian Basin Royalty Trust (the “Trust”) as of June 30, 2020, and the related condensed statements of distributable income and changes in trust corpus for the three-month and six-month periods ended June 30, 2020 and 2019, and the related notes (collectively referred to as the “condensed interim financial statements or interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying condensed interim financial statements for them to be in conformity with the modified cash basis of accounting, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America.

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

/s/ WEAVER AND TIDWELL, L.L.P.

Dallas, TX

August 10, 2020

PERMIAN BASIN ROYALTY TRUST

CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	June 30, 2020 (Unaudited)	December 31, 2019
ASSETS
Cash and short-term investments	$1,184,812	$2,862,570
Net overriding royalty interests in producing oil and gas properties (net of accumulated amortization of $10,573,036 and $10,550,709 at June 30, 2020 and December 31, 2019, respectively)	402,180	424,507

TOTAL ASSETS	$1,586,992	$3,287,077

LIABILITIES AND TRUST CORPUS
Distribution payable to Unit holders	$84,812	$1,812,570
Commitments and reserves for contingencies (Note 6)	1,100,000	1,050,000
Trust corpus – 46,608,796 Units of beneficial interest authorized and outstanding	402,180	424,507

TOTAL LIABILITIES AND TRUST CORPUS	$1,586,992	$3,287,077

The accompanying notes are an integral part of these condensed financial statements.

PERMIAN BASIN ROYALTY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

	THREE MONTHS ENDED June 30, 2020	THREE MONTHS ENDED June 30, 2019
Royalty income	$2,446,502	$4,767,067
Interest income	2,423	4,263

	2,448,925	4,771,330
Reserve for expenses	$(50,000)	—
General and administrative expenditures	(470,893)	(456,419)

Distributable income	$1,928,032	$4,314,911

Distributable income per Unit (46,608,796 Units)	$.04	$.09

The accompanying notes are an integral part of these condensed financial statements.

PERMIAN BASIN ROYALTY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

	SIX MONTHS ENDED June 30, 2020	SIX MONTHS ENDED June 30, 2019
Royalty income	$8,701,011	$9,297,512
Interest income	6,784	11,421

	8,707,795	9,308,933
Reserve for expenses	$(50,000)	—
General and administrative expenditures	(799,756)	(757,550)

Distributable income	$7,858,039	$8,551,383

Distributable income per Unit (46,608,796 Units)	$.17	$.18

The accompanying notes are an integral part of these condensed financial statements.

PERMIAN BASIN ROYALTY TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

	THREE MONTHS ENDED June 30, 2020	THREE MONTHS ENDED June 30, 2019
Trust corpus, beginning of period	$411,429	$457,731
Amortization of net overriding royalty interests	(9,249)	(9,373)
Distributable income	1,928,032	4,314,911
Distributions declared	(1,928,032)	(4,314,911)

Total Trust Corpus, end of period	$402,180	$458,358

Distributions per Unit	$.04	$.09

The accompanying notes are an integral part of these condensed financial statements.

PERMIAN BASIN ROYALTY TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

	SIX MONTHS ENDED June 30, 2020	SIX MONTHS ENDED June 30, 2019
Trust corpus, beginning of period	$424,507	$467,580
Amortization of net overriding royalty interests	(22,327)	(19,222)
Distributable income	7,858,039	8,551,383
Distributions declared	(7,858,039)	(8,551,383)

Total Trust Corpus, end of period	$402,180	$458,358

Distributions per Unit	$.17	$.18

The accompanying notes are an integral part of these condensed financial statements.

PERMIAN BASIN ROYALTY TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1.	TRUST ORGANIZATION AND PROVISIONS

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

Burlington Resources Oil & Gas Company LP (“BROG”), a subsidiary of ConocoPhillips, is the interest owner for the Waddell Ranch properties and Riverhill Energy Corporation (“Riverhill Energy”), formerly a wholly owned subsidiary of Riverhill Capital Corporation (“Riverhill Capital”) and formerly an affiliate of Coastal Management Corporation (“CMC”), is the interest owner for the Texas Royalty properties. BROG currently conducts all field, technical and accounting operations on behalf of BROG with regard to the Waddell Ranch properties. BROG notified the Trust that on November 1, 2019, the Waddell Ranch properties that are subject to the Net Overriding Royalty Conveyance (Permian Basin Royalty Trust—Waddell Ranch) dated November1, 1980, were sold to Blackbeard Operating, LLC (“Blackbeard”) of Fort Worth, Texas. Blackbeard became the operator effective as of April 1, 2020. Riverhill Energy currently conducts the accounting operations for the Texas Royalty properties.

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

Subsequent to June 30, 2020, the Trust declared a distribution on July 21, 2020 of $0.005702 per Unit payable on August 14, 2020 to Unit holders of record on July 31, 2020.

*    *    *    *    *

Item 2.	Trustee’s Discussion and Analysis

Forward-Looking Information

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

Commodity Prices

The Trust’s income and monthly distributions are heavily influenced by commodity prices. Commodity prices may fluctuate widely in response to (i) relatively minor changes in the supply of and demand for oil and natural gas, (ii) market uncertainty and (iii) a variety of additional factors that are beyond the Trustee’s control. Recently, there has been a substantial decrease in oil and natural gas prices due in part to significantly decreased demand as a result of the novel coronavirus (“COVID-19”) pandemic, which is discussed below under “Item 1A- Risk Factors”. A combination of these factors resulted in the price of oil falling below zero to $(37.63) per barrel of oil on April 20, 2020, recovering the following day to $10.01 per barrel of oil. As of August 4, 2020, the price of oil was $41.68. Factors that may impact future commodity prices, including the price of oil and natural gas, include but are not limited to:

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

Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019

For the quarter ended June 30, 2020, royalty income received by the Trust amounted to $2,446,502 compared to royalty income of $4,767,067 during the second quarter of 2019. The decrease in royalty income is primarily attributable to a decrease in oil and gas pricing, a decrease in oil and gas production due to Blackbeard, after assuming the role of operator of the Waddell Ranch properties, immediately instituting a workover of specific wells, which caused the Trust not to receive any royalty income from the Waddell Ranch properties in June of 2020. Average oil and gas prices were $32.31 and $0.80, respectively, for the quarter ending June 30, 2019, compared to $54.90 and $2.72 for the quarter ended June 30, 2019.

Interest income for the quarter ended June 30, 2020, was $2,423 compared to $4,263 during the second quarter of 2019. The decrease in interest income is primarily attributable to substantially decreased amounts of funds available for investment. Total expenses during the second quarter of 2020 amounted to $520,893 compared to $456,419 during the second quarter of 2019. The increase in total expenses can be primarily attributed to increased expense for professional services, the timing of payment of expenses, and increase in reserve for expenses of $50,000.

These transactions resulted in distributable income for the quarter ended June 30, 2020, of $1,928,032 or $0.04 per Unit of beneficial interest. Distributions of $0.023048, $0.016499 and $0.001819 per Unit were made to Unit holders of record as of April 30, 2020, May 29, 2020, and June 30, 2019, respectively. For the second quarter of 2019, distributable income was $4,314,911 or $0.09 per Unit of beneficial interest.

Royalty income for the Trust for the second quarter of the calendar year is associated with actual oil and gas production for the period of February, March and April 2020 from the properties from which the Trust’s net overriding royalty interests (“Royalties”) were carved. Oil and gas sales attributable to the Royalties and the properties from which the Royalties were carved are as follows:

	Three Months Ended
	2020	2019
Royalties:
Oil sales (Bbls)	76,817	79,772
Gas sales (Mcf)	183,189	192,130
Properties From Which The Royalties Were Carved:
Oil:
Total oil sales (Bbls)	205,387	209,185
Average per day (Bbls)	2,257	2,299
Average price per Bbl	$32.21	$54.90
Gas:
Total gas sales (Mcf)	862,083	849,009
Average per day (Mcf)	9,473	9,330
Average price per Mcf	$0.80	$2.72

The average received price of oil decreased to an average price per barrel of $32.21 per Bbl in the second quarter of 2020, compared to $54.90 per Bbl in the second quarter of 2019 due to worldwide market variables. The Trustee has been advised by the operator of the Waddell Ranch properties that for the period of August 1, 1993 through June 30, 2020, the oil from the Waddell Ranch properties was being sold under a competitive bid to a third party. The average price of gas (including natural gas liquids) decreased from $2.72 per Mcf in the second quarter of 2019 to $0.80 per Mcf in the second quarter of 2020 due to change in overall market variables.

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

Capital expenditures for drilling, remedial and maintenance activities on the Waddell Ranch properties during the second quarter of 2020 totaled $706,723 as compared to $1,667,431 for the second quarter of 2019. ConocoPhillips has previously informed the Trustee that the 2020 capital expenditures budget has been approved at $1.35 million (gross) for the Waddell Ranch properties. The foregoing capital expenditures budget has been revised since Blackbeard assumed the role of operator of the Waddell Ranch properties on April 1, 2020. Blackbeard’s 2020 budget for the remainder of the year will be approximately $7 million for drilling and completion, $3 million for recompletions, plug and abandonments, and infrastructure of facilities. The additional expenditures should occur later in the year. The total amount of capital expenditures for 2019 with regard to the Waddell Ranch properties totaled $1.35 million (gross).

The Trustee has been advised that there were 29 workover wells completed, 0 new wells completed, 0 new wells in progress and 73 workover wells in progress during the three months ended June 30, 2020, as compared to no workover wells completed, no new wells completed, no new wells in progress and no workover wells in progress for the three months ended June 30, 2019, on the Waddell Ranch properties. There were various facility projects in progress for the second quarter of 2020.

Lease operating expenses and property taxes totaled $4.8 million (gross) for the second quarter of 2020, compared to $5.7 million (gross) for the same period in 2019 on the Waddell Ranch properties due to decreased maintenance work.

Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019

For the six months ended June 30, 2020, royalty income received by the Trust amounted to $8,701,011 compared to royalty income of $9,297,512 for the six months ended June 30, 2019. The decrease in royalty income is primarily attributable to a decrease in oil pricing, a decrease in oil and gas production, also by a decrease in the price of oil and gas for the six months ending June 30, 2020, as compared to the six months ended June 30, 2019. Average oil and gas prices were $45.51 and $1.22, respectively, for the six months ending June 30, 2020 compared to $49.61 and $3.08 for the six months ended June 30, 2019.

Interest income for the six months ended June 30, 2020, was $6,784 compared to $11,421 during the six months ended June 30, 2019. The decrease in interest income is primarily attributable to substantially decreased amounts of funds available for investment. Total expenses during the six months ending June 30, 2020, amounted to $849,756 compared to $757,550 during the six months ended June 30, 2019. The increase in total expenses can be primarily attributed to increased expense for professional services the timing of payment of expenses, and increase in reserve for expenses of $50,000.

These transactions resulted in distributable income for the six months ended June 30, 2020 of $7,858,039, or $0.17 per Unit. For the six months ended June 30, 2019, distributable income was $8,551,383, or $0.18 per Unit.

Royalty income for the Trust for the six months ended June 30, 2020, is associated with actual oil and gas production for the period November 2019 through April 2020 from the properties from which the Royalties were carved. Oil and gas sales attributable to the Royalties and the properties from which the Royalties were carved are as follows:

	Six Months Ended
	2020	2019
Royalties:
Oil sales (Bbls)	182,754	165,665
Gas sales (Mcf)	458,296	413,228
Properties From Which The Royalties Were Carved:
Oil:
Total oil sales (Bbls)	421,856	424,463
Average per day (Bbls)	2,331	2,345
Average price per Bbl	$45.51	$49.61
Gas:
Total gas sales (Mcf)	1,800,566	1,890,117
Average per day (Mcf)	9,948	10,443
Average price per Mcf	$1.22	$3.08

The average received price of oil decreased during the six months ended June 30, 2019 to $45.51 per barrel compared to $49.61 per barrel for the same period in 2019 due to worldwide market variables. The decrease in the average price of gas (including natural gas liquids) from $3.08 per Mcf for the six months ended June 30, 2019, to $1.22 per Mcf for the six months ended June 30, 2020 due to change in overall market variables.

Since the oil and gas sales attributable to the Royalties are based on an allocation formula that is dependent on such factors as price and cost (including capital expenditures), the production amounts in the Royalties section of the above table do not provide a meaningful comparison. Both oil and gas sales volumes from the properties from which the Royalties are carved have decreased for the applicable period of 2020 compared to 2019.

Capital expenditures for drilling, remedial and maintenance activities on the Waddell Ranch properties for the six months ended June 30, 2020 totaled $1.2 million (gross) compared to $2.5 million (gross) to the Trust for the same period in 2019. ConocoPhillips has previously advised the Trust that the 2020 capital expenditures budget for the Waddell Ranch properties is $1.35 million (gross). The foregoing capital expenditures budget has been revised since Blackbeard assumed the role of operator of the Waddell Ranch properties on April 1, 2020. Blackbeard’s 2020 budget for the remainder of the year will be approximately $7 million for drilling and completion, $3 million for recompletions, plug and abandonments, and infrastructure of facilities. The additional expenditures should occur later in the year. The foregoing capital expenditures budget may be subject to revision since Blackbeard assumed the role of operator of the Waddell Ranch properties on April 1, 2020. Blackbeard, after assuming the role of operator of the Waddell Ranch properties, instituted a workover well capital budget for the immediate future.

The Trustee has been advised that [27] workover wells were completed and 73 workover wells were in progress on the Waddell Ranch properties during the six months ended June 30, 2020, as compared to 1 workover well completed and 2 new wells (2 vertical, 0 horizontal) completed on the Waddell Ranch properties during the six months ended June 30, 2019. There were various facility projects in progress for the second quarter of 2020.

Lease operating expenses and property taxes totaled $10 million for the six months ended June 30, 2020, compared to $12.1 million for the same period in 2019. The decrease in lease operating expense is primarily attributable to increased spending on facilities and maintenance.

Calculation of Royalty Income

The Trust’s royalty income is computed as a percentage of the net profit from the operation of the properties in which the Trust owns net overriding royalty interests. The royalty income received and recorded by the Trust was determined by the operator as noted below. These percentages of net profits are 75% and 95% in the case of the Waddell Ranch properties and the Texas Royalty properties, respectively. Royalty income received by the Trust for the three months ended June 30, 2020 and 2019, respectively, were computed as shown in the table below:

	THREE MONTHS ENDED JUNE 30
	2020			2019
	WADDELL RANCH PROPERTIES		TEXAS ROYALTY PROPERTIES	WADDELL RANCH PROPERTIES	TEXAS ROYALTY PROPERTIES
Gross proceeds of sales from the Underlying Properties
Oil proceeds	$4,181,955		$2,432,933	$8,243,407	$3,240,092
Gas proceeds	548,365		119,086	2,020,644	326,558
Other (adjustment)	1,672,389	(1)	—	—	—

Total	6,402,709		2,522,019	10,264,051	3,566,650

Less:
Severance tax:
Oil	193,237		106,400	376,399	119,702
Gas	19,517		5,018	71,250	5,963
Lease operating expense and property tax:
Oil and gas	4,833,468		330,000	5,695,463	360,000
Capital expenditures	767,996		—	1,667,431	—

Total	5,814,134		441,418	7,810,543	485,665

Net profits	588,575		2,110,601	2,453,508	3,080,985
Net overriding royalty interests	75%		95%	75%	95%

Royalty income	$441,431		2,005,071	$1,840,131	2,926,936

(1)	Due to the NPI deficit, the Waddell Ranch properties did not contribute to Royalty Income for June of 2020. As of June 30, 2020, the cumulative NPI deficit is $1,254,292.

Critical Accounting Policies and Estimates

A disclosure of critical accounting policies and the more significant judgments and estimates used in the preparation of the Trust’s financial statements is included in Item 7 of the Trust’s Annual Report on Form 10-K for the year ended December 31, 2019. There have been no significant changes to the critical accounting policies during the six months ended June 30, 2020.

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

On May 14, 2013, the Committee of Sponsoring Organizations of the Treadway Commission issued an updated version of its Internal Control – Integrated Framework (the “2013 Framework”) which helps organizations design, implement and evaluate the effectiveness of internal control concepts and simplify their use and application. As of the end of the period covered by this report, the Trustee carried out an evaluation of the effectiveness of the design and operation of the Trust’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15 based on the criteria established in the 2013 Framework. Based upon that evaluation, the Trustee concluded that the Trust’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Trust in the reports that it files or submits under the Securities Exchange Act of 1934 and are effective in ensuring that information required to be disclosed by the Trust in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Trustee to allow timely decisions regarding required disclosure. In its evaluation of disclosure controls and procedures, the Trustee has relied, to the extent considered reasonable, on information provided by Blackbeard, the owner of the Waddell Ranch properties and Burlington Resources Oil & Gas Company LP, the former owner of the Waddell Ranch properties, and Riverhill Energy Corporation, the owner of the Texas Royalty properties. There has not been any change in the Trust’s internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1A.	Risk Factors

The recent spread of COVID-19, or the novel coronavirus, and the measures taken to mitigate the impact of the COVID-19 pandemic, are likely adversely affecting the business and operations of the operators of the Waddell Ranch properties and the Texas royalty properties, which in turn could have an adverse effect on trust distributions.

The business of the operators of the Waddell Ranch properties and the Texas Royalty properties is likely being adversely affected by the COVID-19 pandemic and measures being taken to mitigate its impact. As the coronavirus pandemic and government responses are rapidly evolving, the extent of the impact on domestic sales of crude oil and natural gas remains unknown and is constantly evolving. We experienced a sharp and rapid decline in the demand for crude oil and natural gas as the U.S. and global economy, and commodity prices, were negatively impacted as economic activity is curtailed in response to the COVID-19 pandemic. Prices have rebounded somewhat but continue to remain depressed. Official restrictions on non-essential activities, including “shelter in place” and “stay at home” orders, have been introduced and re-introduced throughout the U.S. and the world, and the length of time for which they will remain continues to be unknown, which may impact our operators’ production activities, and the length of time such measures are in place may further adversely affect us. Fewer businesses than normal are open and fewer people are going to work which has reduced the demand for oil and natural gas, plus our operators’ reliance on third-party suppliers, contractors, and service providers exposes them to possibility of delay or interruption of operations. At this time, the full extent to which COVID-19 will negatively impact the global economy and the oil and gas industry is uncertain, but pandemics or other significant public health events will most likely have a material adverse effect on our operators’ business and financial condition which would likely have an adverse effect on trust distributions.

Risk factors relating to the Trust are contained in Item 1A of the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019. Other than the item listed above, no material change to such risk factors has occurred during the six months ended June 30, 2020.

Items 2 through 5.

Not applicable.

Item 6.	Exhibits

4.1	Permian Basin Amended and Restated Royalty Trust Indenture dated June 20, 2014, between Southland Royalty Company (now Burlington Resources Oil & Gas Company LP) and The First National Bank of Fort Worth (now Simmons Bank), as Trustee, heretofore filed as Exhibit 4.1 to the Trust’s Quarterly Report on Form 10-Q to the Securities and Exchange Commission for the quarterly period ended June 30, 2014, is incorporated herein by reference. *

4.2	Net Overriding Royalty Conveyance (Permian Basin Royalty Trust) from Southland Royalty Company (now Burlington Resources Oil & Gas Company LP) to The First National Bank of Fort Worth (now Simmons Bank), as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit (4)(b) to the Trust’s Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980, is incorporated herein by reference. * (P)

4.3	Net Overriding Royalty Conveyance (Permian Basin Royalty Trust) from Southland Royalty Company (now Burlington Resources Oil & Gas Company LP) to The First National Bank of Fort Worth (now Simmons Bank), as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit (4)(b) to the Trust’s Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980, is incorporated herein by reference. * (P)

10.1	Registration Rights Agreement dated as of July 21, 2004 by and between Burlington Resources, Inc. and Bank of America, N.A., as trustee of Permian Basin Royalty Trust, heretofore filed as Exhibit 10.1 to the Trust’s Quarterly Report on Form 10-Q to the Securities and Exchange Commission for the quarterly period ended June 30, 2004 is incorporated herein by reference. *

10.2	Underwriting Agreement dated December 15, 2005 among the Permian Basin Royalty Trust, Burlington Resources, Inc., Burlington Resources Oil & Gas L.P. and Lehman Brothers Inc. and Wachovia Capital Markets, LLC as representatives of the several underwriters, heretofore filed as Exhibit 10.1 to the Trust’s current report on Form 8-K to the Securities and Exchange Commission filed on December 19, 2005, is incorporated herein by reference. *

10.3	Underwriting Agreement dated August 2, 2005 among the Permian Basin Royalty Trust, Burlington Resources, Inc., Burlington Resources Oil & Gas L.P. and Goldman Sachs & Co. and Lehman Brothers Inc. as representatives of the several underwriters, heretofore filed as Exhibit 10.1 to the Trust’s current report on Form 8-K to the Securities and Exchange Commission filed on August 8, 2005, is incorporated herein by reference. *

10.4	Underwriting Agreement dated August 17, 2006, among Permian Basin Royalty Trust, ConocoPhillips, Burlington Resources Oil & Gas Company LP and Lehman Brothers Inc. and Wachovia Capital Markets, LLC as representatives of the several underwriters heretofore filed as Exhibit 10.1 to the Trust’s current report on Form 8-K to the Securities and Exchange Commission filed on August 22, 2006, is incorporated herein by reference. *

31.1	Certification by Ron E. Hooper, Senior Vice President Royalty Trust Management of Simmons Bank, Trustee of Permian Basin Royalty Trust, dated August 10, 2020 and submitted pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate by Simmons Bank, Trustee of Permian Basin Royalty Trust, dated August 10, 2020 and submitted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

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
Ron E. Hooper
SVP Royalty Trust Management

Date: August 10, 2020

(The Trust has no directors or executive officers.)