Form 10-Q/A
period 2020-06-30
PERMIAN BASIN ROYALTY TRUST
filed 2020-08-10
CIK 319654

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment #1)

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

EXPLANATORY NOTE

This amendment on Form 10-Q/A is being filed for the purpose of correcting and completing certain information in the filing due to the inadvertent filing of the Trust’s Form 10-Q by the Trust’s filing agent prior to its completion. Only the information in this Form 10-Q/A rather than the original Form 10-Q for the period ended June 30, 2020 should be relied upon.

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

	THREE MONTHS ENDED JUNE 30
	2020			2019
	WADDELL RANCH PROPERTIES		TEXAS ROYALTY PROPERTIES	WADDELL RANCH PROPERTIES	TEXAS ROYALTY PROPERTIES
Gross proceeds of sales from the Underlying Properties
Oil proceeds	$4,181,955		$2,432,933	$8,243,407	$3,240,092
Gas proceeds	548,365		119,086	2,020,644	326,558
Other (adjustment)	1,672,389	(1)	—	—	—

Total	6,402,709		2,522,019	10,264,051	3,566,650

Less:
Severance tax:
Oil	193,153		106,400	376,399	119,702
Gas	19,517		5,018	71,250	5,963
Lease operating expense and property tax:
Oil and gas	4,833,468		330,000	5,695,463	360,000
Capital expenditures	767,996		—	1,667,431	—

Total	5,814,134		441,418	7,810,543	485,665

Net profits	588,575		2,110,601	2,453,508	3,080,985
Net overriding royalty interests	75%		95%	75%	95%

Royalty income	$441,431		2,005,071	$1,840,131	2,926,936

(1)

Due to the NPI deficit, the Waddell Ranch properties did not contribute to Royalty Income for June of 2020. As of June 30, 2020, the cumulative NPI deficit is $1,254,292 for the underlying property (at 75%). The NPI deficit must be recovered from future proceeds of the Waddell Ranch properties prior to any other proceeds being paid to the Trust.

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