Form 10-Q
period 2020-09-30
PERMIAN BASIN ROYALTY TRUST
filed 2020-11-09
CIK 319654

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period ended September 30, 2020

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

Number of Units of beneficial interest of the Trust outstanding at November 1, 2020: 46,608,796.

PERMIAN BASIN ROYALTY TRUST

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

The condensed financial statements included herein have been prepared by Simmons Bank as Trustee for the Permian Basin Royalty Trust (the “Trust”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Effective February 20, 2018, Simmons Bank (the “Trustee”) became the new trustee for the Trust. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed interim financial statements and notes thereto be read in conjunction with the financial statements and the notes thereto included in the Trust’s latest annual report on Form 10-K. In the opinion of the Trustee, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the assets, liabilities and trust corpus of the Permian Basin Royalty Trust as of September 30, 2020, the distributable income and the changes in trust corpus for the three-month and nine-month periods ended September 30, 2020 and 2019, have been included. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

The condensed interim financial statements as of September 30, 2020 and for the three-month and nine-month periods ended September 30, 2020 and 2019, included herein, have been reviewed by Weaver and Tidwell, L.L.P., an independent registered public accounting firm, as stated in their report appearing herein.

.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Unit Holders of Permian Basin Royalty Trust and

Simmons Bank, Trustee

Dallas, Texas

Results of Review of Interim Financial Statements

We have reviewed the accompanying condensed statements of assets, liabilities and trust corpus of Permian Basin Royalty Trust (the “Trust”) as of September 30, 2020 and the related condensed statements of distributable income and changes in trust corpus for the three-month and nine-month periods ended September 30, 2020 and 2019, and the related notes (collectively referred to as the “condensed interim financial statements or interim financial information”). Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed interim financial statements for them to be in conformity with the modified cash basis of accounting, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America.

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

/s/ WEAVER AND TIDWELL, L.L.P.

Dallas, TX
November 9, 2020

PERMIAN BASIN ROYALTY TRUST

CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	September 30, 2020 (Unaudited)	December 31, 2019
ASSETS
Cash and short-term investments	$1,675,819	$2,862,570
Net overriding royalty interests in producing oil and gas properties (net of accumulated amortization of $10,585,776 and $10,550,709 at September 30, 2020 and December 31, 2019, respectively)	389,440	424,507

TOTAL ASSETS	$2,065,259	$3,287,077

LIABILITIES AND TRUST CORPUS
Distribution payable to Unit holders	$576,819	$1,812,570
Commitments and reserves for contingencies (Note 6)	1,100,000	1,050,000
Trust corpus – 46,608,796 Units of beneficial interest authorized and outstanding	389,440	424,507

TOTAL LIABILITIES AND TRUST CORPUS	$2,065,259	$3,287,077

The accompanying notes are an integral part of these condensed financial statements.

PERMIAN BASIN ROYALTY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

	THREE MONTHS ENDED September 30, 2020	THREE MONTHS ENDED September 30, 2019
Royalty income	$1,358,890	$6,060,272
Interest income	1,280	6,753

	1,360,120	6,067,025

General and administrative expenditures	(105,830)	(118,549)

Distributable income	$1,254,340	$5,948,476

Distributable income per Unit (46,608,796 Units)	$.03	$.13

The accompanying notes are an integral part of these condensed financial statements.

PERMIAN BASIN ROYALTY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

	NINE MONTHS ENDED September 30, 2020	NINE MONTHS ENDED September 30, 2019
Royalty income	$10,059,901	$15,357,784
Interest income	8,064	18,174

	10,067,965	15,375,958

Reserve for expenses	50,000	—
General and administrative expenditures	(905,281)	(876,098)

Distributable income	$9,112,684	$14,499,860

Distributable income per Unit (46,608,796 Units)	$.20	$.31

The accompanying notes are an integral part of these condensed financial statements.

PERMIAN BASIN ROYALTY TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

	THREE MONTHS ENDED September 30, 2020	THREE MONTHS ENDED September 30, 2019
Trust corpus, beginning of period	$402,180	$448,358

Amortization of net overriding royalty interests	(12,740)	(13,071)
Distributable income	1,254,340	5,948,476
Distributions declared	(1,254,340)	(5,948,476)

Total Trust Corpus, end of period	$389,440	$435,287

Distributions per Unit	$.03	$.13

The accompanying notes are an integral part of these condensed financial statements.

PERMIAN BASIN ROYALTY TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

	NINE MONTHS ENDED September 30, 2020	NINE MONTHS ENDED September 30, 2019
Trust corpus, beginning of period	$424,507	$467,580

Amortization of net overriding royalty interests	(35,067)	(32,293)
Distributable income	9,122,684	14,499,959
Distributions declared	(9,122,684)	(14,499,959)

Total Trust Corpus, end of period	$389,440	$435,287

Distributions per Unit	$.20	$.31

The accompanying notes are an integral part of these condensed financial statements.

PERMIAN BASIN ROYALTY TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1.	TRUST ORGANIZATION AND PROVISIONS

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

Burlington Resources Oil & Gas Company LP (“BROG”), a subsidiary of ConocoPhillips, is the interest owner for the Waddell Ranch properties and Riverhill Energy Corporation (“Riverhill Energy”), formerly a wholly owned subsidiary of Riverhill Capital Corporation (“Riverhill Capital”) and formerly an affiliate of Coastal Management Corporation (“CMC”), is the interest owner for the Texas Royalty properties. BROG currently conducts all field, technical and accounting operations on behalf of BROG with regard to the Waddell Ranch properties. BROG notified the Trust that on November 1, 2019, the Waddell Ranch properties that are subject to the Net Overriding Royalty Conveyance (Permian Basin Royalty Trust-Waddell Ranch) dated November 1, 1980, were sold to Blackbeard Operating, LLC (“Blackbeard”) of Fort Worth, Texas. Blackbeard became the operator effective as of April 1, 2020. Riverhill Energy currently conducts the accounting operations for the Texas Royalty properties.

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

Subsequent to September 30, 2020, the Trust declared a distribution on October 20, 2020 of $0.012620 per Unit payable on November 16, 2020 to Unit holders of record on October 30, 2020.

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

Commodity Prices

The Trust’s income and monthly distributions are heavily influenced by commodity prices. Commodity prices may fluctuate widely in response to (i) relatively minor changes in the supply of and demand for oil and natural gas, (ii) market uncertainty and (iii) a variety of additional factors that are beyond the Trustee’s control. Recently, there has been a substantial decrease in oil and natural gas prices due in part to significantly decreased demand as a result of the novel coronavirus (“COVID-19”) pandemic, which is discussed below under “Item 1A- Risk Factors”. A combination of these factors resulted in the price of oil falling below zero to $(37.63) per barrel of oil on April 20, 2020, recovering the following day to $10.01 per barrel of oil. As of October 30, 2020, the price of oil was $35.56. Factors that may impact future commodity prices, including the price of oil and natural gas, include but are not limited to:

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

Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019

For the quarter ended September 30, 2020, royalty income received by the Trust amounted to $1,358,890 compared to royalty income of $6,060,272 during the third quarter of 2019. The decrease in royalty income is primarily attributable to a severe decrease in oil and gas pricing worldwide, a decrease in oil and gas production due to Blackbeard, after assuming the role of operator of the Waddell Ranch properties, immediately instituting a workover of specific wells, which caused the Trust not to receive any royalty income from the Waddell Ranch properties in the quarter ended September 2020, as compared to the quarter ended September 30, 2019. Average oil and gas prices were $28.55 and $1.74, respectively, for the quarter ended September 30, 2020 compared to $54.30 and $1.82 for the quarter ended September 30, 2019.

Interest income for the quarter ended September 30, 2020 was $1,280 compared to $6,753 during the third quarter of 2019. The decrease in interest income is primarily attributable to substantially decreased amounts of funds available for investment. Total expenses during the third quarter of 2020 amounted to $105,830 compared to $118,549 during the third quarter of 2019. The decrease in total expenses can be primarily attributed to the timing of payment of expenses.

These transactions resulted in distributable income for the quarter ended September 30, 2020 of $1,254,340 or $0.03 per Unit of beneficial interest. Distributions of $0.005702, $0.008863 and $0.012354 per Unit were made to Unit holders of record as of July 31, 2020, August 31, 2020, and September 30, 2020, respectively. For the third quarter of 2019, distributable income was $5,948,476 or $0.13 per Unit of beneficial interest.

Royalty income for the Trust for the third quarter of the calendar year is associated with actual oil and gas production for the period of May, June and July 2020 from the properties from which the Trust’s net overriding royalty interests (“Royalties”) were carved. Oil and gas sales attributable to the Royalties and the properties from which the Royalties were carved are as follows:

	Three Months Ended September 30,
	2020	2019
Royalties:
Oil sales (Bbls)	90,097	104,258
Gas sales (Mcf)	266,443	310,106

Properties From Which The Royalties Were Carved:
Oil:
Total oil sales (Bbls)	200,549	228,405
Average per day (Bbls)	2,204	2,510
Average price per Bbl	$28.55	$54.30

Gas:
Total gas sales (Mcf)	775,713	893,060
Average per day (Mcf)	8,524	9,814
Average price per Mcf	$1.74	$1.82

The average received price of oil decreased to an average price per barrel of $28.55 per Bbl in the third quarter of 2020, compared to $54.30 per Bbl in the third quarter of 2019 due to worldwide market variables. The Trustee has been advised by the operator of the Waddell Ranch properties that for the period of August 1, 1993, through September 30, 2020, the oil from the Waddell Ranch properties was being sold under a competitive bid to a third party. The average price of gas (including natural gas liquids) decreased from $1.82 per Mcf in the third quarter of 2019 to $1.74 per Mcf in the third quarter of 2020 due to change in overall market variables.

Since the oil and gas sales attributable to the Royalties are based on an allocation formula that is dependent on such factors as price and cost (including capital expenditures), the production amounts in the Royalties section of the above table do not provide a meaningful comparison. Both oil and gas sales volumes decreased from the Underlying Properties (as defined in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2019) for the applicable period in 2020 compared to 2019.

Capital expenditures for drilling, remedial and maintenance activities on the Waddell Ranch properties during the third quarter of 2020 totaled $2.8 million as compared to $351,706 for the third quarter of 2019. ConocoPhillips has previously informed the Trustee that the 2020 capital expenditures budget has been approved at $1.35 million (gross) for the Waddell Ranch properties. The foregoing capital expenditures budget has been revised since Blackbeard assumed the role of operator of the Waddell Ranch properties on April 1, 2020. Blackbeard’s 2020 budget for the remainder of the year will be approximately $7 million for drilling and completion, $3 million for recompletions, plug and abandonments, and infrastructure of facilities. The additional expenditures should occur later in the year 2020. The total amount of capital expenditures for 2019 with regard to the Waddell Ranch properties totaled $1.35 million (gross).

The Trustee has been advised that there were 5 vertical drill wells started and 3 were completed, 2 new wells in progress and 5 workover wells in progress during the three months ended September 30, 2020, as compared to 0 workover wells completed, 0 new wells completed, 0 new wells in progress and 0 workover wells in progress for the three months ended September 30, 2019, on the Waddell Ranch properties. There were various facility projects in progress for the third quarter of 2020.

Lease operating expenses and property taxes totaled $5.197 million (gross) for the third quarter of 2020, compared to $5.538 million (gross) for the same period in 2019 on the Waddell Ranch properties due to increased maintenance work.

Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019

For the nine months ended September 30, 2020, royalty income received by the Trust amounted to $10,059,901 compared to royalty income of $15,357,784 for the nine months ended September 30, 2019. The decrease in royalty income is primarily attributable to a decrease in oil pricing, a decrease in oil and gas production, for the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019. Average oil and gas prices were $40.05 and $1.38 for the nine months ended September 30, 2020 compared to $51.25 and $2.68 for the nine months ended September 30, 2019.

Interest income for the nine months ended September 30, 2020, was $8,064 compared to $18,174 during the nine months ended September 30, 2019. The decrease in interest income is primarily attributable to substantially decreased amounts of funds available for investment. Total expenses during the nine months ended September 30, 2020, amounted to $955,281 compared to $876,098 during the nine months ended September 30, 2019. The increase in total expenses can be primarily attributed to increased expense for professional services, the timing of expense, and increase in reserve for expenses of $50,000.

These transactions resulted in distributable income for the nine months ended September 30, 2020 of $9,112,684, or $0.20 per Unit. For the nine months ended September 30, 2019, distributable income was $14,499,860, or $0.31 per Unit.

Royalty income for the Trust for the nine months ended September 30, 2020, is associated with actual oil and gas production for the period November 2019 through July 2020 from the properties from which the Royalties were carved. Oil and gas sales attributable to the Royalties and the properties from which the Royalties were carved are as follows:

	Nine Months Ended September 30,
	2020	2019
Royalties:
Oil sales (Bbls)	272,850	296,923
Gas sales (Mcf)	724,739	723,334

Properties From Which The Royalties Were Carved:
Oil:
Total oil sales (Bbls)	622,405	652,868
Average per day (Bbls)	2,626	2,400
Average price per Bbl	$40.05	$51.25

Gas:
Total gas sales (Mcf)	2,576,279	2,783,177
Average per day (Mcf)	10,870	10,232
Average price per Mcf	$1.38	$2.68

The average received price of oil decreased during the nine months ended September 30, 2020 to $40.05 per barrel compared to $51.25 per barrel for the same period in 2019 due to worldwide market variables. The decrease in the average price of gas (including natural gas liquids) from $2.68 per Mcf for the nine months ended September 30, 2019, to $1.38 per Mcf for the nine months ended September 30, 2020 due to change in overall market variables.

Since the oil and gas sales attributable to the Royalties are based on an allocation formula that is dependent on such factors as price and cost (including capital expenditures), the production amounts in the Royalties section of the above table do not provide a meaningful comparison. Both Oil gas sales volumes decreased from the properties from which the Royalties are carved for the applicable period of 2020 compared to 2019.

Capital expenditures for drilling, remedial and maintenance activities on the Waddell Ranch properties for the nine months ended September 30, 2020 totaled $3.8 million (gross) compared to $2.9 million (gross)

to the Trust for the same period in 2019. ConocoPhillips has previously advised the Trust that the 2020 capital expenditures budget for the Waddell Ranch properties is $1.35 million (gross). The foregoing capital expenditures budget has been revised since Blackbeard assumed the role of operator of the Waddell Ranch properties on April 1, 2020. Blackbeard’s 2020 budget for the remainder of the year will be approximately $0 million for drilling and completion, $3 million for recompletions, plug and abandonments, and infrastructure of facilities. The additional expenditures should occur later in the year. The foregoing capital expenditures budget may be subject to revision since Blackbeard assumed the role of operator of the Waddell Ranch properties on April 1, 2020. Blackbeard, after assuming the role of operator of the Waddell Ranch properties, instituted a workover well capital budget for the immediate future.

The Trustee has been advised that 5 vertical drill wells were started and 3 were completed and 5 workover wells were in progress on the Waddell Ranch properties during the nine months ended September 30, 2020, as compared to 1 workover well completed and 2 new drill wells (2 vertical) completed on the Waddell Ranch properties during the nine months ended September 30, 2019. There were various facility projects in progress for the third quarter of 2020.

Lease operating expenses and property taxes totaled $15.7 million for the nine months ended September 30, 2020, compared to $17.6 million for the same period in 2019. The decrease in lease operating expense is primarily attributable to decreased spending on facilities and maintenance.

Calculation of Royalty Income

The Trust’s royalty income is computed as a percentage of the net profit from the operation of the properties in which the Trust owns net overriding royalty interests. The royalty income received and recorded by the Trust was determined by the operator as noted below. These percentages of net profits are 75% and 95% in the case of the Waddell Ranch properties and the Texas Royalty properties, respectively. Royalty income received by the Trust for the three months ended September 30, 2020 and 2019, respectively, were computed as shown in the table below:

	THREE MONTHS ENDED SEPTEMBER 30,
	2020			2019
	WADDELL RANCH PROPERTIES		TEXAS ROYALTY PROPERTIES	WADDELL RANCH PROPERTIES	TEXAS ROYALTY PROPERTIES
Gross proceeds of sales from the Underlying Properties
Oil proceeds	$4,198,725		$1,527,614	$8,851,639	$3,549,758
Gas proceeds	1,250,926		99,930	1,375,269	269,135
Other (adjustment)	2,827,125	(1)	—	—	—

Total	8,276,776		1,627,544	10,226,908	3,818,893

Less:
Severance tax:
Oil	208,803		62,844	407,389	130,566
Gas	7,132		4,290	53,067	9,878

Lease operating expense and property tax:
Oil and gas	5,197,997		130,000	5,537,750	360,000
Capital expenditures	2,862,844		—	351,707	—

Total	8,276,776		197,134	6,349,913	500,444

Net profits	—		1,430,410	3,876,995	3,318,449
Net overriding royalty interests	75%		95%	75%	95%

Royalty income	$—		1,358,890	$2,907,746	3,152,526

(1)

Due to the NPI deficit, the Waddell Ranch properties did not contribute to Royalty income for the three months ended September 30, 2020. As of September 30, 2020, the cumulative NPI deficit is $3,374,635 for the underlying property (at 75%). The NPI deficit must be recovered from future proceeds of the Waddell Ranch properties prior to any other proceeds being paid to the Trust.

Critical Accounting Policies and Estimates

A disclosure of critical accounting policies and the more significant judgments and estimates used in the preparation of the Trust’s financial statements is included in Item 7 of the Trust’s Annual Report on Form 10-K for the year ended December 31, 2019. There have been no significant changes to the critical accounting policies during the nine months ended September 30, 2020.

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

Risk factors relating to the Trust are contained in Item 1A of the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and the Trust’s Quarterly Report on Form 10-Q/A for the fiscal quarter ended June 30, 2020. Except as set forth in such filings, no material change to such risk factors has occurred during the nine months ended September 30, 2020.

Items 2 through 5.

Not applicable.

Item 6.	Exhibits

4.1

Permian Basin Amended and Restated Royalty Trust Indenture dated June 20, 2014, between Southland Royalty Company (now Burlington Resources Oil & Gas Company LP) and The First National Bank of Fort Worth (now Simmons Bank), as Trustee, heretofore filed as Exhibit 4.1 to the Trust’s Quarterly Report on Form 10-Q to the Securities and Exchange Commission for the quarterly period ended June 30, 2014, is incorporated herein by reference.*

4.2

Net Overriding Royalty Conveyance (Permian Basin Royalty Trust) from Southland Royalty Company (now Burlington Resources Oil & Gas Company LP) to The First National Bank of Fort Worth (now Simmons Bank), as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit (4)(b) to the Trust’s Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980, is incorporated herein by reference. * (P)

4.3

Net Overriding Royalty Conveyance (Permian Basin Royalty Trust) from Southland Royalty Company (now Burlington Resources Oil & Gas Company LP) to The First National Bank of Fort Worth (now Simmons Bank), as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit (4)(b) to the Trust’s Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980, is incorporated herein by reference. * (P)

10.1

Registration Rights Agreement dated as of July 21, 2004 by and between Burlington Resources, Inc. and Bank of America, N.A., as trustee of Permian Basin Royalty Trust, heretofore filed as Exhibit 10.1 to the Trust’s Quarterly Report on Form 10-Q to the Securities and Exchange Commission for the quarterly period ended June 30, 2004 is incorporated herein by reference. *

10.2

Underwriting Agreement dated December 15, 2005 among the Permian Basin Royalty Trust, Burlington Resources, Inc., Burlington Resources Oil & Gas L.P. and Lehman Brothers Inc. and Wachovia Capital Markets, LLC as representatives of the several underwriters, heretofore filed as Exhibit 10.1 to the Trust’s current report on Form 8-K to the Securities and Exchange Commission filed on December 19, 2005, is incorporated herein by reference. *

10.3

Underwriting Agreement dated August 2, 2005 among the Permian Basin Royalty Trust, Burlington Resources, Inc., Burlington Resources Oil & Gas L.P. and Goldman Sachs & Co. and Lehman Brothers Inc. as representatives of the several underwriters, heretofore filed as Exhibit 10.1 to the Trust’s current report on Form 8-K to the Securities and Exchange Commission filed on August 8, 2005, is incorporated herein by reference. *

10.4

Underwriting Agreement dated August 17, 2006 among Permian Basin Royalty Trust, ConocoPhillips, Burlington Resources Oil & Gas Company LP and Lehman Brothers Inc. and Wachovia Capital Markets, LLC as representatives of the several underwriters heretofore filed as Exhibit 10.1 to the Trust’s current report on Form 8-K to the Securities and Exchange Commission filed on August 22, 2006, is incorporated herein by reference.. *

31.1

Certification by Ron E. Hooper, Senior Vice President Royalty Trust Management of Simmons Bank, Trustee of Permian Basin Royalty Trust, dated November 9, 2020 and submitted pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate by Simmons Bank, Trustee of Permian Basin Royalty Trust, dated November 9, 2020 and submitted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

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
Ron E. Hooper
SVP Royalty Trust Management

Date: November 9, 2020

(The Trust has no directors or executive officers.)