Form 10-K
period 2020-12-31
PERMIAN BASIN ROYALTY TRUST
filed 2021-03-31
CIK 319654

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller Reporting Company ☑	Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 USC. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐        No  ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $283,847,567.64.

At March 1, 2021, there were 46,608,796 Units of Beneficial Interest of the Trust outstanding.

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

In 1985, Southland Royalty became a wholly-owned subsidiary of Burlington Northern Inc. (“BNI”). In 1988, BNI transferred its natural resource operations to Burlington Resources Inc. (“BRI”) as a result of which Southland Royalty became a wholly-owned indirect subsidiary of BRI. As a result of this transfer, Meridian Oil Inc., a Delaware corporation (“MOI”), which was the parent company of Southland Royalty, became a wholly owned direct subsidiary of BRI. Effective January 1, 1996, Southland Royalty was merged with and into MOI. As a result of this merger, the separate corporate existence of Southland Royalty ceased and MOI survived and succeeded to the ownership of all of the assets of Southland Royalty and assumed all of its rights, powers, privileges, liabilities and obligations. Effective July 11, 1996,

MOI changed its name to Burlington Resources Oil & Gas Company, now Burlington Oil & Gas Company LP (“BROG”). Any reference to BROG hereafter for periods prior to the occurrence of the aforementioned name change or merger should, as applicable, be construed to be a reference to MOI or Southland Royalty. Further, BROG notified the Trust that, on February 14, 1997, the Texas Royalty properties (as defined herein on page 10) that are subject to the Net Overriding Royalty Conveyance dated November 1, 1980 (the “Texas Royalty Conveyance”), were sold to Riverhill Energy Corporation (“Riverhill Energy”) of Midland, Texas. Effective March 31, 2006, ConocoPhillips acquired BRI pursuant to a merger between BRI and a wholly-owned subsidiary of ConocoPhillips. As a result of this acquisition, BRI and BROG are both wholly-owned subsidiaries of ConocoPhillips.

BROG notified the Trust, that on November 1, 2019, the Waddell Ranch properties (as defined herein on page 10) that are subject to the Net Overriding Royalty Conveyance (Permian Basin Royalty Trust — Waddell Ranch) dated November 1, 1980 (the “Waddell Ranch Conveyance”), were sold to Blackbeard Operating, LLC (“Blackbeard”) of Fort Worth, Texas. Blackbeard became the operator effective as of April 1, 2020.

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

Proceeds from production in the first month are generally received by Blackbeard in the second month, the net proceeds attributable to the Royalties are paid by Blackbeard to the Trustee in the third month and distribution by the Trustee to the Unit holders is made in the fourth month. The identity of Unit holders entitled to a distribution will generally be determined as of the last business day of each calendar month (the “monthly record date”). The amount of each monthly distribution will generally be determined and announced ten days before the monthly record date. Unit holders of record as of the monthly record date will be entitled to receive the calculated monthly distribution amount for each month on or before ten business days after the monthly record date. The aggregate monthly distribution amount is the excess of (i) net revenues from the Trust properties, plus any decrease in cash reserves previously established for contingent liabilities and any other cash receipts of the Trust over (ii) the expenses and payments of liabilities of the Trust plus any net increase in cash reserves for contingent liabilities.

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

Blackbeard, as the current operator, has advised the Trustee that it believes that comparable revenues could be obtained in the event of a change in purchasers of production.

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

The Trust’s income and monthly distributions are heavily influenced by commodity prices. Commodity prices may fluctuate widely in response to (i) relatively minor changes in the supply of and demand for oil and natural gas, (ii) market uncertainty and (iii) a variety of additional factors that are beyond the Trustee’s control. Recently, there has been a substantial decrease in oil and natural gas prices due in part to significantly decreased demand as a result of the novel coronavirus (“COVID-19”) pandemic, which is discussed below. A combination of these factors resulted in the price of oil falling below zero to $(37.63) per barrel of oil on April 20, 2020, recovering the following day to $10.01 per barrel of oil. As of March 10, 2021, the price of oil was $64.75. Factors that may impact future commodity prices, including the price of oil and natural gas, include but are not limited to:

•	political conditions in major oil producing regions, especially in the Middle East;

•	worldwide economic conditions;

•	weather conditions;

•	trade barriers;

•	public health concerns, such as COVID-19;

•	the supply and price of domestic and foreign crude oil or natural gas;

•	the level of consumer demand;

•	the price and availability of alternative fuels;

•	the proximity to, and capacity of, transportation facilities;

•	the effect of worldwide energy conservation measures; and

•	the nature and extent of governmental regulation and taxation.

Although the Trustee cannot predict the occurrence of events that may affect future commodity prices or the degree to which these prices will be affected, gas royalty income for a given period generally relates to production three months prior to the period and crude oil royalty income for a given period generally relates to production two months prior to the period and will generally approximate current market prices in the geographic region of the production at the time of production. When crude oil and natural gas prices decline, the Trust is affected in two ways. First, distributable income from the Underlying Properties is reduced. Second, exploration and development activity by operators on the Underlying Properties may decline as some projects may become uneconomic and are either delayed or eliminated. It is impossible to predict future crude oil and natural gas price movements, and this reduces the predictability of future cash distributions to Unit holders.

Increased production and development costs attributable to the Royalties will result in decreased Trust distributions unless revenues also increase.

Production and development costs attributable to the Royalties are deducted in the calculation of the Trust’s share of net proceeds. Accordingly, higher or lower production and development costs will directly decrease or increase the amount received by the Trust from the Royalties. Production and development costs are impacted by increases in commodity prices, both directly, through commodity price dependent costs, such as electricity, and indirectly, as a result of demand driven increases in costs of oilfield goods and services. For example, the costs of electricity that will be included in production and development costs deducted in calculating the Trust’s share of 2021 net proceeds could increase compared to the electrical costs incurred during 2020 if higher fuel surcharges are charged by the third party electricity provider in response to any increased costs of natural gas consumed to generate the electricity. These increased costs could reduce the Trust’s share of 2021 net proceeds below the level that would exist if such costs remained at the level experienced in 2020. Similarly, new or changes to existing laws or regulations with which the Underlying Properties must comply, including environmental regulations or regulation of injection and disposal wells in connection with concerns regarding seismic activity, could result in increased production or development costs. If production and development costs attributable to the Royalties exceed the gross proceeds related to production from the Underlying Properties, the Trust will not receive net proceeds until future proceeds from production exceed the total of the excess costs plus accrued interest during the deficit period. Development activities may not generate sufficient additional proceeds to repay the costs.

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

As of December 31, 2020, oil and gas production from the Waddell Ranch properties is processed through a single facility, future distributions from those properties may be particularly susceptible to such risks. A partial or complete shut down of operations at that facility could disrupt the flow of royalty payments to the Trust and, accordingly, the Trust’s distributions to its Unit holders. In addition, although Blackbeard is the current operator of record of the properties burdened by the Waddell Ranch overriding royalty interests, none of the Trustee, the Unit holders or Blackbeard, as the current operator, has an operating interest in the properties burdened by the Texas Royalty properties’ (as defined herein on page 10) overriding royalty interests. As a result, these parties are not in a position to eliminate or mitigate the above or similar occurrences with respect to such properties and may not become aware of such occurrences prior to any reduction in Trust distributions which may result therefrom.

Increased concerns about climate change and environmental sustainability.

There is considerable debate as to global warming and the environmental effects of greenhouse gas emissions and associated consequences affecting global climate, oceans, and ecosystems. We are not in a position to validate or repudiate the existence of climate change or various aspects of the scientific debate. However, if climate change is occurring, it could have an impact on the operation of the Underlying Properties. Underlying Properties in areas with limited water availability may be impacted if droughts become more frequent or severe. Changes in climate or weather may hinder exploration and production activities or increase or decrease the cost of production of oil and natural gas resources and consequently affect demand. Changes in climate or weather may also affect consumer demand for energy or alter the overall energy mix. However, we are not in a position to predict the precise effects of climate change on energy markets or the physical effects of climate change. We are providing this disclosure based on publicly available information on the matter.

Finally, it should be noted that, recently, activists concerned about the potential effects of climate change have directed their attention at sources of funding for fossil-fuel energy companies, which has resulted in certain financial institutions, funds and other sources of capital restricting or eliminating their investment in oil and natural gas activities. In addition, spurred by increasing concerns regarding climate change, the oil and gas industry faces growing demand for corporate transparency and a demonstrated commitment to sustainability goals. Environmental, social, and governance (“ESG”) goals and programs, which typically include extralegal targets related to environmental stewardship, social responsibility, and corporate governance, have become an increasing focus of investors and shareholders across the industry. While reporting on ESG metrics remains voluntary, access to capital and investors is likely to favor companies with robust ESG programs in place. Ultimately, these initiatives could make it more difficult for companies, including the companies that operate the Underlying Properties, to secure funding for exploration and production activities. Notwithstanding potential risks related to climate change, the International Energy Agency estimates that global energy demand will continue to rise and will not peak until after 2040 and that oil and natural gas will continue to represent a substantial percentage of global energy use over that time.

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

Under the terms of a typical operating agreement relating to oil and gas properties, the operator owes a duty to working interest owners to conduct its operations on the properties in a good and workmanlike manner and in accordance with its best judgment of what a prudent operator would do under the same or similar circumstances. Blackbeard is currently the operator of record of the Waddell Ranch overriding royalty interests and in such capacity owes the Trust a contractual duty under the conveyance agreement for that overriding royalty interest to operate the Waddell Ranch properties in good faith and in accordance with a prudent operator standard. The operators of the properties burdened by the Texas Royalty properties’ overriding royalty interests, however, have no contractual or fiduciary duty to protect the interests of the Trust or the Unit holders other than indirectly through its duty of prudent operations to the unaffiliated owners of the working interests in those properties.

In addition, even if an operator, including Blackbeard in the current case of the Waddell Ranch properties (as defined herein on page 10), concludes that a particular development operation is prudent on a property, it may be unable to undertake such activity unless it is approved by the requisite approval of the working interest owners of such properties (typically the owners of at least a majority of the working interests). Even if the Trust concludes that such activities in respect of any of its overriding royalty interests would be in its best interests, it has no right to cause those activities to be undertaken.

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

The Trust indenture and related trust law permit the Trustee and the Trust to sue Blackbeard, Riverhill Energy Corporation or any other future operators developing the Underlying Properties to compel them to fulfill the terms of the conveyance of the Royalties. If the Trustee does not take appropriate action to enforce provisions of the conveyance, the recourse of the Unit holders would likely be limited to bringing a lawsuit against the Trustee to compel the Trustee to take specified actions. Unit holders probably would not be able to sue Blackbeard, Riverhill Energy Corporation or any other future operators developing the Underlying Properties.

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

U.S. federal tax reform legislation informally known as the Tax Cuts and Jobs Act (the “TCJA”) was enacted December 22, 2017, and makes significant changes to the federal income tax rules applicable to both individuals and entities, including changes to the effective tax rate on a Unit holder’s allocable share of certain income from the Trust. The TCJA is complex and lacks administrative guidance, thus, Unit holders should consult their tax advisor regarding the TCJA and its effect on an investment in Trust Units. In addition, President Biden’s administration has generally proposed repealing fossil fuel tax subsidies, which could impact certain tax benefits available to Trust Unit holders.

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

The business of the operators of the Waddell Ranch properties and the Texas Royalty properties is likely being adversely affected by the COVID-19 pandemic and measures being taken to mitigate its impact. As the coronavirus pandemic and government responses are rapidly evolving, the extent of the impact on domestic sales of crude oil and natural gas remains unknown and is constantly evolving. The oil and gas industry experienced a sharp and rapid decline in the demand for crude oil and natural gas as the U.S. and global economy, and commodity prices, were negatively impacted as economic activity is curtailed in response to the COVID-19 pandemic. Prices have rebounded somewhat but continue to fluctuate. Official restrictions on non-essential activities, including “shelter in place” and “stay at home” orders, have been introduced and re-introduced throughout the U.S. and the world, and the length of time for which they will remain continues to be unknown, which may impact production activities by the operators of the Underlying Properties, and the length of time such measures are in place may further adversely affect the income the Trust receives from the Royalties. Fewer businesses than normal are open and fewer people are going to work which has reduced the demand for oil and natural gas, plus reliance by the operators of the Underlying Properties on third-party suppliers, contractors, and service providers exposes them to possibility of delay or interruption of operations. At this time, the full extent to which COVID-19 will negatively impact the global economy and the oil and gas industry is uncertain, but pandemics or other significant public health events will most likely have a material adverse effect on the operators’ business and financial condition which would likely have an adverse effect on trust distributions.

Item 1B.	Unresolved Staff Comments

The Trust has not received any written comments from the Securities and Exchange Commission staff regarding its periodic or current reports under the Act not less than 180 days before December 31, 2020, which comments remain unresolved.

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

A production index for oil and gas properties is the number of years derived by dividing remaining reserves by current production. The production index for the Trust properties based on the reserve report prepared by independent petroleum engineers as of December 31, 2020, is approximately 10.1 years.

The following information under this Item 2 is based upon data and information, including audited computation statements, furnished to the Trustee by Blackbeard, the owner of the Waddell Ranch properties and BROG, the former owner of the Waddell Ranch properties, and Riverhill Energy, the owner of the Texas Royalty properties.

PRODUCING ACREAGE, WELLS AND DRILLING

Waddell Ranch Properties.    The net profits/overriding royalty interest in the Waddell Ranch properties is the largest asset of the Trust. The mineral interests in the Waddell Ranch, from which such net royalty interests are carved, vary from 37.5% (Trust net interest) to 50% (Trust net interest) in 78,715 gross (34,205 net) producing acres. A majority of the proved reserves are attributable to six fields: Dune, Sand Hills (Judkins), Sand Hills (McKnight), Sand Hills (Tubb), University-Waddell (Devonian) and Waddell. At December 31, 2020, the Waddell Ranch properties contained 648 gross (221 net) productive oil wells, 109 gross (39 net) productive gas wells and 209 gross (67 net) injection wells.

As of April 1, 2020, Blackbeard Operating, LLC (“Blackbeard”) became operator of record of the Waddell Ranch properties. All field, technical and accounting operations have been contracted by agreements between the working interest owners and Schlumberger Integrated Project Management (IPM) and Riverhill Capital Corporation (“Riverhill Capital”), but remain under the direction of Blackbeard, as of December 31, 2020.

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

The Waddell Ranch properties are mature producing properties, and all of the major oil fields are currently being waterflooded for the purpose of facilitating enhanced recovery. Proved reserves and estimated future net revenues attributable to the properties are included in the reserve reports summarized below. The owner of the Underlying Properties for Waddell Ranch does not own the full working interest in any of the tracts constituting the Waddell Ranch properties and, therefore, implementation of any development programs will require approvals of other working interest holders as well as the owner of the Underlying Properties. In addition, implementation of any development programs will be dependent upon oil and gas prices currently being received and anticipated to be received in the future. There were 16 gross (6 net) drill wells completed on the Waddell Ranch properties during 2020. At December 31, 2020, there were 4 drill wells and 3 workover in progress on the Waddell Ranch properties. There were 3 gross (0 net) drill wells completed on the Waddell Ranch properties during 2019. At December 31, 2019, there were 0 drill wells and 0 workover in progress on the Waddell Ranch properties. There were 0 gross (0 net) drill wells completed on the Waddell Ranch properties during 2018. At December 31, 2018, there was 1 drill well and 1 workover in progress on the Waddell Ranch properties.

Blackbeard has advised the Trustee that the total amount of capital expenditures for 2020 with regard to the Waddell Ranch properties totaled $10.4 million (gross). Capital expenditures include the cost of remedial and maintenance activities. The amount spent on remedial and maintenance activities was approximately $71,000 of the amount expended by Blackbeard in 2020.

Blackbeard has advised the Trustee that the capital expenditures budget for 2021 totals approximately $86.6 million (gross) ($32.5 million net to the Trust), of which approximately $1.5 million (gross) is attributable to facilities. Accordingly, there is a $76.2 million increase in capital expenditures for 2021 as compared with the 2020 capital expenditures. There will be 91 new drill wells and 24 recompletions in 2021 as compared to 16 new drill wells and 3 recompletion in 2020.

The Trustee has been advised that, effective November 1, 2019, BROG sold its interests in the Waddell Ranch properties to Blackbeard. In conjunction with the transfer and assignment of the Waddell Ranch properties, BROG also assigned to Blackbeard all of its rights, title and interest in and to the Net Overriding Royalty Conveyance (Permian Basin Royalty Trust - Waddell Ranch) dated November 1, 1980. BROG handled all operations and accounting on behalf of Blackbeard until March 31, 2020.

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

Well Count and Acreage Summary.    The following table shows as of December 31, 2020, the gross and net producing wells and acres for the Blackbeard interests on the Waddell Ranch. The net wells and acres are determined by multiplying the gross wells or acres by the Blackbeard interests owner’s working interest in the wells or acres as of December 31, 2020. Similar information is not available for the Riverhill Energy interests. There is no undeveloped acreage on the Waddell Ranch properties.

	NUMBER OF WELLS		ACRES
	Gross	Net	Gross	Net
Blackbeard Interests	966	327	78,715	34,205

OIL AND GAS PRODUCTION

The Trust recognizes production during the month in which the related distribution is received. Production of oil and gas attributable to the Royalties and the Underlying Properties, the related average sales prices and the average production cost per unit of production attributable to the Underlying Properties for the three years ended December 31, 2020, excluding portions attributable to the adjustments discussed below, were as follows:

	Waddell Ranch Properties			Texas Royalty Properties			Total
	2020	2019	2018	2020	2019	2018	2020	2019	2018
Royalties:
Production
Oil (barrels)	219,634	132,972	228,277	215,685	227,634	239,196	435,319	360,606	467,473
Gas (Mcf)	1,282,070	632,770	1,343,148	155,292	225,239	252,851	1,437,362	858,009	1,595,999
Underlying Properties:
Production
Oil (barrels)	583,386	612,146	628,228	247,755	259,367	266,324	831,141	871,513	894,552
Gas (Mcf)	3,341,590	3,092,465	3,678,665	178,925	254,457	281,442	3,520,515	3,346,922	3,960,107
Average Sales Price
Oil/barrel	$39.02	$52.02	$58.22	$40.74	$51.38	$58.44	$39.51	$51.74	$58.11
Gas/Mcf	$1.37	$2.77	$3.32	$3.33	$4.60	$6.58	$1.47	$2.64	$3.55
Average Production Cost Oil/Gas BOE	$32.92	$25.19	$20.30	$4.27	$5.40	$5.18	$26.54	$21.01	$17.26

Since the oil and gas sales attributable to the Royalties are based on an allocation formula that is dependent on such factors as price and cost (including capital expenditures), production amounts do not necessarily provide a meaningful comparison.

Waddell Ranch properties lease operating expense for 2020 was $19.6 million (gross). The lease operating expense decreased from $23.4 in 2019 primarily because of decreasing activity and facilities maintenance. Waddell Ranch lifting cost on a barrel of oil equivalent (BOE) basis was $32.92/bbl as compared to $25.19 in 2019 and $20.30 in 2018.

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

The independent petroleum engineers’ reports as to the proved oil and gas reserves attributable to the Royalties conveyed to the Trust were obtained from Cawley, Gillespie & Associates, Inc. Cawley, Gillespie & Associates, Inc. has been in business since 1973 when the petroleum consulting firm Keller & Augustson merged with the petroleum consulting firm Cawley, Harrington & Gillespie. The primary business of Cawley, Gillespie & Associates, Inc. is the estimation and evaluation of petroleum reserves. Kenneth J. Mueller, has been employed by Cawley, Gillespie & Associates, Inc. since 1996. Mr. Mueller attended Texas A&M University from 1975 to 1979, graduating with a Bachelor of Science degree, Summa Cum Laude, in Petroleum Engineering in 1979, and has in excess of twenty years’ experience in oil and gas reserves studies and evaluations. Mr. Mueller is a licensed professional engineer with the Texas Board of Professional Engineers and a member of the Texas Society of Professional Engineers.

Cawley, Gillespie & Associates, Inc.’s reports are attached as exhibits to this Form 10-K. The following table presents a reconciliation of proved reserve quantities from January 1, 2018 through December 31, 2020 (in thousands):

	Waddell Ranch Properties		Texas Royalty Properties		Total
	Oil (Bbls)	Gas (Mcf)	Oil (Bbls)	Gas (Mcf)	Oil (Bbls)	Gas (Mcf)
January 1, 2018	1,628	8,492	2,978	2,010	4,606	10,502
Extensions, discoveries, and other additions	46	109	—	—	46	109
Revisions of previous estimates	(367)	(1,523)	445	425	78	(1,098)
Production	(230)	(1,356)	(239)	(253)	(469)	(1,609)

December 31, 2018	1,077	5,722	3,184	2,182	4,261	7,904
Extensions, discoveries, and other additions	5	18	—	—	5	18
Revisions of previous estimates	(29)	(1,412)	153	(266)	124	(1,678)
Production	(133)	(633)	(228)	(225)	(361)	(858)

December 31, 2019	920	3,695	3,109	1,691	4,029	5,386
Extensions, discoveries, and other additions	615	1,327	—	—	615	1,327
Revisions of previous estimates	155	1,060	87	62	242	1,122
Production	(220)	(1,282)	(216)	(155)	(436)	(1,437)

December 31, 2020	1,470	4,800	2,980	1,598	4,450	6,398

Estimated quantities of proved reserves and net cash flow as of December 31, 2020 are as follows:

	Waddell Ranch Properties
	Oil (Mstb)	Gas (Mcf)	Net Cash Flow, M$	10% Disc. Cash Flow, M$
Proved Developed Producing	766	3,337	$34,826	$23,216
Proved Developed Non-Producing	89	136	$2,392	$397

Proved Developed	855	3,473	$37,218	$23,613
Proved Undeveloped	615	1,327	$24,513	$10,239

Total Proved	1,470	4,800	$61,731	$33,852

	Texas Royalty Properties
	Oil (Mstb)	Gas (Mcf)	Net Cash Flow, M$	10% Disc. Cash Flow, M$
Proved Developed Producing	2,980	1,598	$108,715	$46,239

Proved Developed	2,980	1,598	$108,715	$46,239

Total Proved	2,980	1,598	$108,715	$46,239

	Total Waddell Ranch Plus Texas Royalty Properties
	Oil (Mstb)	Gas (Mcf)	Net Cash Flow, M$	10% Disc. Cash Flow, M$
Proved Developed Producing	3,746	4,935	$143,541	$69,455
Proved Developed Non-Producing	89	136	$2,392	$397

Proved Developed	3,835	5,071	$145,933	$69,852
Proved Undeveloped	615	1,327	$24,513	$10,239

Total Proved	4,450	6,398	$170,446	$80,091

Estimated quantities of proved developed reserves of oil and gas as of the dates indicated were as follows (in thousands):

	Oil (Barrels)	Gas (Mcf)
Proved Developed Reserves:
January 1, 2018	4,606	10,502
December 31, 2018	4,261	7,904
December 31, 2019	4,029	5,386
December 31, 2020	4,450	6,398

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

The 2020, 2019 and 2018 change in the standardized measure of discounted future net cash revenues related to future royalty income from proved reserves attributable to the Royalties discounted at 10% is as follows (in thousands):

	Waddell Ranch Properties			Texas Royalty Properties			Total
	2020	2019	2018	2020	2019	2018	2020	2019	2018
January 1	$34,239	$54,226	$64,682	$68,516	$85,142	$65,228	$102,755	$139,368	$129,910
Extensions, discoveries, and other additions	10,240	16	994	—	—	—	10,240	16	994
Accretion of discount	3,424	5,408	6,468	6,852	8,514	6,523	10,276	13,922	12,991
Revisions of previous estimates and other	(11,039)	(17,146)	(843)	(20,101)	(12,917)	28,404	(31,140)	(30,063)	27,561
Royalty income	(3,012)	(8,265)	(17,025)	(9,028)	(12,223)	(15,013)	(12,040)	(20,488)	(32,088)

December 31	$33,852	$34,239	$54,226	$46,239	$68,516	$85,142	$80,091	$102,755	$139,368

Average oil and gas prices of $39.57 per barrel and $2.00 per Mcf were used to determine the estimated future net revenues from the Waddell Ranch properties and the Texas Royalty properties, respectively, at December 31, 2020. The downward revisions of both reserves and discounted future net cash flows for the Waddell Ranch properties are primarily due to stronger pricing for oil and by weaker gas pricing. The Texas Royalty properties are revised downward due to weaker pricing for oil.

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

The following presents estimated future net revenue and the present value of estimated future net revenue attributable to the Royalties, for each of the years ended December 31, 2020, 2019 and 2018 (in thousands):

	2020		2019		2018
	Estimated Future Net Revenue	Present Value at 10%	Estimated Future Net Revenue	Present Value at 10%	Estimated Future Net Revenue	Present Value at 10%
Total Proved
Waddell Ranch properties	$61,731	$33,852	$51,879	$34,239	$78,347	$54,084
Texas Royalty properties	108,715	46,239	159,684	68,516	192,115	85,142

Total	$170,446	$80,091	$211,563	$102,755	$270,462	$139,226

Reserve quantities and revenues shown in the preceding tables for the Royalties were estimated from projections of reserves and revenue attributable to the combined Blackbeard, River Hill Energy and Trust interests in the Waddell Ranch properties and Texas Royalty properties. Reserve quantities attributable to the Royalties were estimated by allocating to the Royalties a portion of the total estimated net reserve quantities of the interests, based upon gross revenue less production taxes. Because the reserve quantities attributable to the Royalties are estimated using an allocation of the reserves, any changes in prices or costs will result in changes in the estimated reserve quantities allocated to the Royalties. Therefore, the reserve quantities estimated will vary if different future price and cost assumptions occur.

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

Environmental Regulation

Companies in the oil and gas industry are subject to stringent and complex federal, tribal, state and local laws and regulations governing the health and safety aspects of oil and gas operations, the management and discharge of materials into the environment, or otherwise relating to environmental protection. Those laws and regulations may impose numerous obligations that are applicable to the operations of the Underlying Properties, including the acquisition of a permit before conducting drilling, production or underground injection activities; the restriction on the types, quantities and concentrations of materials that can be emitted or released into the environment; the limitation or prohibition of drilling activities on certain lands lying within wilderness, wetlands, endangered or threatened species habitat, and other protected areas; the installation of emission monitoring and/or pollution control equipment; the reporting of the types and quantities of various substances that are stored, processed, or released in connection with operation of the Underlying Properties; the remediation of pollution from current or former operations, such as cleanup of releases, pit closure, removal of surface equipment and plugging of abandoned wells; the planning and preparedness for spill and emergency response activities; the application of specific health and safety criteria addressing worker protection; and the imposition of substantial liabilities for pollution resulting from operations including waste generation, air emissions, water discharges and current and historical waste disposal practices. Failure to comply with these laws and regulations may result in the assessment of administrative, civil or criminal penalties; the imposition of investigatory or remedial obligations; and the issuance of injunctions limiting or preventing some or all of the operations. Under certain environmental laws and regulations, the operators of the Underlying Properties could also be subject to joint and several, strict liability for the removal or remediation of previously released materials or property contamination, in either case, whether at a drill site or a waste disposal facility, regardless of whether the operators were responsible for the release or contamination or if the operations were in compliance with all applicable laws at the time those actions were taken.

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

Beyond measuring and reporting, the EPA issued an “Endangerment Finding” under Section 202(a) of the Clean Air Act, concluding that greenhouse gas pollution threatens the public health and welfare of future generations. The EPA indicated that it will use data collected through the reporting rules to decide whether to promulgate future greenhouse gas emission limits. On August 16, 2012, the EPA issued a final rule, known as New Source Performance Standards (“NSPS”) Subpart OOOO, that established new source performance standards for volatile organic compounds (“VOC(s)”) and sulfur dioxide, an air toxics standard for major sources of oil and natural gas production, and an air toxics standard for major sources of natural gas transmission and storage. The rule required that, starting

January 1, 2015, all hydraulically fractured or refractured natural gas wells be completed using reduced emission (“green”) completion technology, which significantly reduces VOC emissions. Limiting emissions of VOCs will have the co-benefit of also limiting methane, a greenhouse gas. These regulations also include requirements applicable to storage tanks and other equipment in the affected oil and natural gas industry segments. On May 12, 2016, the EPA issued a final rule, known as NSPS Subpart OOOOa, establishing additional standards for the reduction of methane, VOCs, and other emissions from new and existing sources in the oil and gas sector. Among other requirements, these new standards require green completion technology for new hydraulically fractured or refractured oil wells. And rulemaking concerning regulation of greenhouse gas and other emissions from the oil and natural gas industry continues: in October 2018, the EPA released proposed revisions to some of the 2016 requirements, including reducing the required frequency of fugitive emissions monitoring at well sites and compressor stations. Most recently, EPA published two new rules on September 14 and 15, 2020 that remove the transmission and storage sectors of the oil and gas industry from regulation under the NSPS and rescind methane-specific standards for the production and processing segments of the industry. However, states and environmental groups brought suit challenging the new rules almost immediately. Although the bulk of the 2012 and 2016 standards are currently in effect, future implementation and the ultimate scope of the 2012 and 2016 standards are uncertain at this time as a result of these challenges and current uncertainty regarding how the standards may be altered under the administration of recently elected U.S. President Biden. Accordingly, the ultimate scope of these regulations remains uncertain.

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

The Federal Water Pollution Control Act, also known as the Clean Water Act (“CWA”), and analogous state laws impose restrictions and strict controls on the discharge of pollutants, including produced waters and other oil and natural gas wastes, into waters of the United States. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by EPA or the relevant state agency. The CWA also prohibits the discharge of dredge and fill material in regulated waters, including wetlands, unless authorized by a permit issued by the U.S. Army Corps of Engineers. In May 2015, EPA and the U.S. Army Corps of Engineers jointly announced a final rule defining the “Waters of the United States” (“WOTUS”) which are protected under the CWA. The rule, which would have made additional waters expressly Waters of the United States and therefore subject to the jurisdiction of the Clean Water Act, rather than subject to a case-specific evaluation, was stayed by the U.S. Court of Appeals for the Sixth Circuit before it took effect. On February 1, 2018, EPA officially delayed implementation of the 2015 rule until early 2020, and in July 2018, the EPA proposed repeal of the 2015 WOTUS rule. Later that year, EPA’s decision was challenged in court, which resulted in a decision by the U.S. District Court for the District of South Carolina to enjoin EPA’s February 2018 delay rule. Several states then acted to halt reinstatement of the 2015 WOTUS rule, the effect of all of which was that the 2015 WOTUS definition was in effect in 22 states. In September 2019, EPA finalized the repeal of the 2015 WOTUS rule, and the repeal became effective in December 2019, reinstating the pre-2015 standards. Litigation of the repeal quickly ensued. Meanwhile, in December 2018, the EPA and the U.S. Army Corps of Engineers issued a proposed rule to revise the definition of “Waters of the United States.” The rule became effective on June 22, 2020. The rule narrows the WOTUS definition, excluding, for example, streams that flow only after precipitation and wetlands without a direct surface connection to traditional navigable waters. Litigation by parties opposing the rule again quickly followed, including a challenge in the U.S. District Court for the District of Colorado, which resulted in a statewide stay of the rule on June 19, 2020. This ruling is currently being appealed in the Tenth Circuit. Regardless, the applicable WOTUS definition affects what CWA permitting or other regulatory obligations may be triggered during development and operation of the Underlying Properties, and changes to the WOTUS definition could cause delays in development and/or increase the cost of development and operation of the Underlying Properties.

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

In addition, several cases have recently put a spotlight on the issue of whether injection wells may be regulated under the CWA if a direct hydrological connection to a jurisdictional surface water can be established. The split among federal circuit courts of appeals that decided these cases engendered two petitions for writ of certiorari to the United States Supreme Court in August 2018, one of which was granted in February 2019. Oral arguments were presented to the Supreme Court in November 2019. EPA has also brought attention to the reach of the CWA’s jurisdiction in such instances by issuing a request for comment in February 2018 regarding the applicability of the CWA permitting program to discharges into groundwater with a direct hydrological connection to jurisdictional surface water, which hydrological connections should be considered “direct,” and whether such discharges would be better addressed through other federal or state programs. In a statement issued by EPA in April 2019, the Agency concluded that the CWA should not be interpreted to require permits for discharges of pollutants that reach surface waters via groundwater. However, in April 2020, the Supreme Court issued a ruling in the case, County of Maui, Hawaii v. Hawaii Wildlife Fund, holding that discharges into groundwater may be regulated under the CWA if the discharge is the “functional equivalent” of a direct discharge into navigable waters. On December 10, 2020, EPA issued a draft guidance on the ruling, which emphasized that discharges to groundwater are not necessarily the “functional equivalent” of a direct discharged based solely on proximity to jurisdictional waters. If in the future CWA permitting is required for saltwater injection wells as a result of the Supreme Court’s ruling in County of Maui, Hawaii v. Hawaii Wildlife Fund, the costs of permitting and compliance for injection well operations by the companies that operate the Underlying Properties could increase.

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

Approximately 828 Unit holders of record held the 46,608,796 Units of the Trust at March 9, 2021.

The Trust has no equity compensation plans and has not repurchased any Units during the period covered by this report.

Item 6.	Selected Financial Data

REMOVED AND RESERVED.

Computation of Royalty Income Received by the Trust

The Trust’s royalty income is computed as a percentage of the net profit from the operation of the properties in which the Trust owns net overriding royalty interests. The percentages of net profits are 75% and 95% in the cases of the Waddell Ranch properties and the Texas Royalty properties, respectively. Royalty income received by the Trust for the five years ended December 31, 2020, was computed as shown in the table on the next page.

	Year Ended December 31,
	2020		2019		2018		2017		2016
Gross Proceeds of Sales From the Underlying Properties:	Waddell Ranch Properties	Texas Royalty Properties	Waddell Ranch Properties	Texas Royalty Properties	Waddell Ranch Properties	Texas Royalty Properties	Waddell Ranch Properties	Texas Royalty Properties	Waddell Ranch Properties	Texas Royalty Properties
Oil Proceeds	$22,745,332	$10,093,604	$31,769,427	$13,325,221	$36,421,905	$15,564,348	$31,631,883	$12,932,547	$23,228,208	$11,392,255
Gas Proceeds	4,584,768	595,961	7,655,763	1,169,754	12,159,109	1,851,602	12,007,971	1,644,306	7,317,646	1,334,290
Other (adjustment)(1)	8,583,304	—	—	—	119,048	—	56,767	—	—	—

Total	35,913,404	10,689,565	39,425,195	14,494,975	48,700,056	17,416,030	43,696,621	14,576,853	30,545,854	12,726,645

Less:
Severance Tax
Oil	1,056,855	414,326	1,457,033	489,096	1,625,842	567,246	1,409,979	452,689	1,030,578	370,941
Gas	164,243	32,666	269,932	36,693	442,098	88,054	273,048	75,623	338,599	61,814
Other	726,596	—	—	—	—	—	—	—	(349,817)	—
Lease Operating Expense and Property Tax Oil and Gas	19,635,387	738,915	23,371,924	1,103,052	23,134,903	962,575	16,402,257	639,920	12,980,419	1,451,483
Capital Expenditures	10,314,532	—	3,306,832	—	729,665	1,617,536	1,849,553	—	2,162,579	—

Total	$31,897,613	$1,185,907	$28,405,719	$1,628,841	$25,932,508	$1,613,275	$19,934,837	$1,168,232	$16,162,358	$1,884,238

Net Profits	$4,015,791	$9,503,658	$11,019,476	$12,866,134	$22,767,854	$15,820,755	$23,761,784	$13,408,621	$14,383,496	$10,842,407
Net Overriding Royalty Interest	75%	95%	75%	95%	75%	95%	75%	95%	75%	95%

Total Royalty Income for Distribution	$3,011,843	$9,028,475	$8,264,606	$12,222,827	$17,075,666	$15,012,624	$17,821,338	$12,738,189	$10,787,622	$10,300,286

(1)

Due to the NPI deficit, the Waddell Ranch properties did not contribute Royalty income from June 1, 2020 through December 31, 2020. As of December 31, 2020, the cumulative NPI deficit is $6,437,477 for the underlying property (at 75%). The NPI deficit must be recovered from future proceeds of the Waddell properties prior to any other proceeds being paid to the Trust.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

Trustee’s Discussion and Analysis for the Three-Year Period Ended December 31, 2020

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

Results of Operations

Royalty income received by the Trust for the three-year period ended December 31, 2020, is reported in the following table:

	Year Ended December 31,
Royalties	2020	2019	2018
Total Revenue	$12,040,318 100%	$20,487,433 100%	$32,088,282 100%
Oil Revenue	10,354,672 86%	17,209,443 84%	25,349,742 75%
Gas Revenue	1,685,646 14%	3,277,990 16%	6,738,540 21%
Total Revenue/Unit	$.258327	$.439562	$.688460

Royalty income of the Trust for the calendar year is associated with actual oil and gas production for the period November of the prior year through October of the current year. Oil and gas production for 2020, 2019 and 2018 generated by the Royalties and the Underlying Properties, excluding portions attributable to the adjustments discussed hereafter, are presented in the following table:

	Year Ended December 31,
Royalties	2020	2019	2018
Oil Sales (Bbls)	435,319	360,606	467,473
Gas Sales (Mcf)	1,437,362	858,009	1,595,999
Underlying Properties
Oil
Total Oil Sales (Bbls)	831,141	871,513	894,552
Average Per Day (Bbls)	2,277	2,388	2,451
Average Price/Bbl	$39.51	$51.74	$58.11
Gas
Total Gas Sales (Mcf)	3,520,515	3,346,916	3,960,107
Average Per Day (Mcf)	9,645	9,170	10,850
Average Price/Mcf	$1.47	$2.64	$3.55

The average price of oil decreased to $39.51 per barrel in 2020, down from $51.74 per barrel in 2019. The average price of oil in 2018 was $58.11 per barrel. In addition, the average price of gas decreased from $2.64 per Mcf in 2019 to $1.47 per Mcf in 2020. The average price of gas in 2018 was $3.55 per Mcf. Oil prices have decreased primarily because of world market conditions and the negative impact of the COVID-19 pandemic on economic activity. Oil prices are expected to remain volatile. Gas liquids values remain weaker and keep the prices of gas weaker in addition to not receiving revenue from Blackbeard on the Waddell NPI due to excess costs of new drilling.

Subsequent to December 31, 2020, the price of both oil and gas continued to fluctuate, giving rise to a correlating adjustment of the respective standardized measure of discounted future net cash flows. As of March 10, 2021, NYMEX posted oil prices were approximately $64.75 per barrel, which compared to the posted price of $39.57 per barrel, used to calculate the worth of future net revenue of the Trust’s proved developed reserves, would result in a smaller standardized measure of discounted future net cash flows for oil. As of March 10, 2021, NYMEX posted gas prices were $2.69 per million British thermal units. The use of such price, as compared to the posted price of $2.00 per million British thermal units, used to calculate the future net revenue of the Trust’s proved developed reserves would result in a smaller standardized measure of discounted future net cash flows for gas.

Since the oil and gas sales attributable to the Royalties are based on an allocation formula that is dependent on such factors as price and cost (including capital expenditures), production amounts do not necessarily provide a meaningful comparison. For the underlying properties total oil production decreased by approximately 5% from 2019 to 2020 primarily due to the natural decline of production. For the underlying properties total gas production increased approximately 5% from 2019 to 2020 primarily due to additional production on Waddell due to new drilling.

Total capital expenditures in 2020 used in the net overriding royalty calculation were approximately $10.3 million (gross) compared to $3.3 million (gross) in 2019 and $730,000 (gross) in 2018. The operator of the Waddell Ranch properties has informed the Trustee that, in order to halt the production decline curve and to exploit the remaining potential of the Trust’s assets more fully, a more aggressive, robust capital expenditure budget will be necessary in the future and is being pursued.

In 2019, there were 0 recompletion wells completed and 0 wells permanently plugged on the Waddell Ranch properties. Actual costs for this program in 2019 approximated $3.3 million (gross). This cost is for the development program and base facilities. In 2020, there were 16 new drill wells and 3 recompletion.

Texas law requires all temporarily abandoned wells to be either worked over and recompleted to functional status or permanently plugged and abandoned within a five year time frame. The Waddell Ranch properties contain over 700 such temporarily abandoned wells. In 2020, there were 3 recompletion wells completed and 21 wells permanently plugged on the Waddell Ranch properties.

There were 20 gross (10 net) drill wells completed on the Waddell Ranch properties during 2020. At December 31, 2019, there was 2 drill wells and 0 workover in progress on the Waddell Ranch properties.

Blackbeard has advised the Trustee that the proposed budget for 2021 will be $86.7 million (gross) and $32.5 (net). The 2021 budget will not include amounts to be spent on vertical wells, or wells to be worked over and completed, but will be spent on additional facilities and infrastructure improvements and the completion of projects begun in 2020.

In 2020, lease operating expense and property taxes on the Waddell Ranch properties amounted to approximately $19.6 million. In 2019, lease operating expense and property taxes on the Waddell Ranch properties amounted to approximately $23.4 million. In 2018, lease operating expense and property taxes on the Waddell Ranch properties amounted to approximately $23.1 million.

The Trustee has been advised by the operator that since June 2006, the oil from the Waddell Ranch has been marketed by the operator by soliciting bids from third parties on an outright sale basis of production listed in bid packages.

During 2020, the monthly royalty receipts were invested by the Trustee in cash and cash equivalents until the monthly distribution date, and earned interest totaled $9,603. Interest income for 2019 and 2018 was $23,000 and $26,006, respectively.

General and administrative expenses in 2020 were $1,041,303 compared to $1,089,302 in 2019 and $1,324,828 in 2018, decrease due primarily to audit of properties and other professional services in the prior years. The reserve for administrative expenses for any potentially extraordinary events and/or expenses was $1,100,000 as of December 31, 2020. Total reserves for expenses for the years ended December 31, 2020, 2019 and 2018 was $50,000, $0 and $0, respectively.

Distributable income for 2020 was $10,958,618 or $0.24 per Unit.

Distributable income for 2019 was $19,421,131 or $0.42 per Unit.

Distributable income for 2018 was $30,789,460 or $.66 per Unit.

Results of the Fourth Quarters of 2020 and 2019

Royalty income received by the Trust for the fourth quarter of 2020 amounted to $1,980,417 or $0.04 per Unit. For the fourth quarter of 2019, the Trust received royalty income of $5,129,649 or $0.11 per Unit. Interest income for the fourth quarter of 2020 amounted to $1,539 compared to $4,826 for the fourth quarter of 2019. The decrease in interest income can be attributed primarily to a decrease of funds available. Total general and administrative expenses was $135,434 for the fourth quarter of 2020 compared to $213,203 for the fourth quarter of 2019. The decrease in expenses primarily related to timing of payments of legal and auditor expenses.

Royalty income for the Trust for the fourth quarter is associated with actual oil and gas production during August through October from the Underlying Properties. Oil and gas production attributable to the Underlying Properties for the quarter and the comparable period for 2019 are as follows:

	Fourth Quarter
	2020	2019
Royalties
Oil Sales (Bbls)	162,468	90,683
Gas Sales (Mcf)	712,623	134,675
Underlying Properties
Total Oil Sales (Bbls)	208,736	218,645
Average Per Day (Bbls)	2,269	2,377
Average Price/Bbls	$37.91	$53.22
Total Gas Sales (Mcf)	944,236	563,739
Average Per Day (Mcf)	10,263	6,128
Average Price/Mcf	$2.14	$2.70

The posted price of oil decreased for the fourth quarter of 2020 compared to the fourth quarter of 2019, resulting in an average price per barrel of $37.91 compared to $53.22 in the same period of 2019. The average price of gas decreased for the fourth quarter of 2020 compared to the same period in 2019, resulting in an average price per Mcf of $2.14 compared to $2.70 in the fourth quarter of 2019.

The Trustee has been advised that oil production decreased in the fourth quarter of 2020 compared to the same period in 2019 primarily due to natural decline. Gas production increased in the fourth quarter of 2020 compared to the same period in 2019 due to additional wells producing later in the year due to new drilling.

The Trust has been advised that 6 wells were drilled and completed during the three months ended December 31, 2020, and there were 7 wells in progress.

Use of Estimates

The preparation of financial statements in conformity with the basis of accounting described above requires management to make estimates and assumptions that affect reported amounts of certain assets, liabilities, revenues and expenses as of and for the reporting periods. Actual results may differ from such estimates.

Impairment

The Trustee routinely reviews its royalty interests in oil and gas properties for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If an impairment event occurs and it is determined that the carrying value of the Trust’s royalty interests may not be recoverable, an impairment will be recognized as measured by the amount by which the carrying amount of the royalty interests exceeds the fair value of these assets, which would likely be measured by discounting projected cash flows. There was no impairment of the assets as of December 31, 2020.

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

Tabular Disclosure of Contractual Obligations.

		Less than 1 Year	Payments Due by Period		More than 5 Years
Contractual Obligations	Total		1 - 3 Years	3 - 5 Years
Distribution payable to Unit holders	$625,449	$625,449	$0	$0	$0
Total	$625,449	$625,449	$0	$0	$0

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Unit Holders of Permian Basin Royalty Trust and Simmons Bank, Trustee

Opinion on the Financial Statements

We have audited the accompanying statements of assets, liabilities and trust corpus of Permian Basin Royalty Trust (the Trust) as of December 31, 2020 and 2019, and the related statements of distributable income and changes in trust corpus for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the assets, liabilities, and trust corpus of the Trust as of December 31, 2020 and 2019, and the distributable income and changes in trust corpus for each of the three years in the period ended December 31, 2020, in conformity with the modified cash basis of accounting, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Trust is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Trust’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ WEAVER AND TIDWELL, L.L.P.

We have served as the Trust’s auditor since 2016.

Dallas, Texas

March 31, 2021

PERMIAN BASIN ROYALTY TRUST

FINANCIAL STATEMENTS

STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	December 31,
	2020	2019
ASSETS
Cash and Short-term Investments	$1,725,449	$2,862,570
Net Overriding Royalty Interests in Producing Oil and Gas Properties — Net (Notes 2 and 3)	382,876	424,507

Total	$2,108,325	$3,287,077

LIABILITIES AND TRUST CORPUS
Distribution Payable to Unit Holders	$625,449	$1,812,570
Commitments and Reserve for Contingencies (Note 8)	1,100,000	1,050,000

Total Liabilities	$1,725,449	$2,862,570
Trust Corpus — 46,608,796 Units of Beneficial Interest Authorized and Outstanding	382,876	424,507

Total	$2,108,325	$3,287,077

STATEMENTS OF DISTRIBUTABLE INCOME

	For the years ended December 31,
	2020	2019	2018
Royalty Income (Notes 2 and 3)	$12,040,318	$20,487,433	$32,088,282
Interest Income	9,603	23,000	26,006

	12,049,921	20,510,433	32,114,288
Reserve for Expenses	50,000	—	—
General and Administrative Expenditures	1,041,303	1,089,302	1,324,828

Total Expenditures	1,091,303	1,089,302	1,324,828

Distributable Income	$10,958,618	$19,421,131	$30,789,460

Distributable Income per Unit (46,608,796 Units)	$.24	$.42	$.66

Distributions per Unit	$.24	$.42	$.66

The accompanying notes to financial statements are an integral part of these statements.

STATEMENTS OF CHANGES IN TRUST CORPUS

	For the years ended December 31,
	2020	2019	2018
Trust Corpus, Beginning of Year	$424,507	$467,580	$529,043
Amortization of Net Overriding Royalty Interests (Notes 2 and 3)	(41,631)	(43,073)	(61,463)
Distributable Income	10,958,618	19,421,131	30,789,460
Distributions Declared	(10,958,618)	(19,421,131)	(30,789,460)

Trust Corpus, End of Year	$382,876	$424,507	$467,580

The accompanying notes to financial statements are an integral part of these statements.

NOTES TO FINANCIAL STATEMENTS

1.	Trust Organization and Provisions

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

BROG notified the Trust, that on November 1, 2019, the Waddell Ranch properties (as defined herein on page 10) that are subject to the Net Overriding Royalty Conveyance (Permian Basin Royalty Trust - Waddell Ranch) dated November 1, 1980 (the ‘‘Waddell Ranch Conveyance”), were sold to Blackbeard Operating, LLC (“Blackbeard”) of Fort Worth, Texas. Blackbeard became the operator effective as of April 1, 2020.

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

Impairment

The Trustee routinely reviews its royalty interests in oil and gas properties for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If an impairment event occurs and it is determined that the carrying value of the Trust’s royalty interests may not be recoverable, an impairment will be recognized as measured by the amount by which the carrying amount of the royalty interests exceeds the fair value of these assets, which would likely be measured by discounting projected cash flows. There was no impairment of the assets as of December 31, 2020.

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

The initial carrying value of the Royalties ($10,975,216) represented Southland Royalty Company’s historical net book value at the date of the transfer to the Trust. Accumulated amortization as of December 31, 2020 and 2019 was $10,592,340 and $10,550,709, respectively.

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

Because the Trust is a grantor trust for federal tax purposes, each Unit holder is taxed directly on his proportionate share of income, deductions and credits of the Trust consistent with each such Unit holder’s taxable year and method of accounting and without regard to the taxable year or method of accounting employed by the Trust. The income of the Trust consists primarily of a specified share of the proceeds from the sale of oil and gas produced from the Underlying Properties. During 2020, the Trust also earned interest income on funds held for distribution and the cash reserve maintained for the payment of contingent and future obligations of the Trust.

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

Individuals may incur expenses in connection with the acquisition or ownership of Trust Units. For tax years beginning before January 1, 2018 and after December 31, 2025, these expenses may be deductible as “miscellaneous itemized deductions” only to the extent that such expenses exceed 2 percent of the individual’s adjusted gross income. As a result of the TCJA, for tax years beginning after December 31, 2018 and before January 1, 2026, miscellaneous itemized deductions are not allowed.

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

Unit holders of record will continue to receive an individualized tax information letter for each of the quarters ending March 31, June 30 and September 30, 2020, and for the year ending December 31, 2020. Unit holders owning Units in the name of a nominee may obtain monthly tax information from the Trustee upon request. See discussion above regarding certain reporting requirements imposed upon middlemen under U.S. Treasury Regulations because the Trust is considered a WHIFT for federal income tax purposes.

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

	Total
	Oil (Bbls)	Gas (Mcf)
January 1, 2018	4,606	10,502
Extensions, discoveries, and other additions	46	109
Revisions of previous estimates	78	(1,098)
Production	(469)	(1,609)

December 31, 2018	4,261	7,904
Extensions, discoveries, and other additions	5	18
Revisions of previous estimates	124	(1,678)
Production	(361)	(858)

December 31, 2019	4,029	5,386
Extensions, discoveries, and other additions	615	1,327
Revisions of previous estimates	242	1,122
Production	(436)	(1,437)

December 31, 2020	4,450	6,398

Estimated quantities of proved developed reserves of oil and gas as of the dates indicated were as follows (in thousands):

	Oil (Barrels)	Gas (Mcf)
Proved Developed Reserves:
January 1, 2018	4,606	10,502
December 31, 2018	4,261	7,904
December 31, 2019	4,029	5,386
December 31, 2020	4,450	6,398

Disclosure of a Standardized Measure of Discounted Future Net Cash Flows

The following is a summary of a standardized measure (in thousands) of discounted future net cash flows related to the total proved oil and gas reserve quantities attributable to the Trust. Information presented is based upon valuation of proved reserves by using discounted cash flows based upon average oil and gas prices ($39.57 per bbl and $2.00 per Mcf, respectively) during the 12-month period prior to the fiscal year-end, determined as an unweighted arithmetic average of the first-day-of-the-month price for each month within such period, unless prices are defined by contractual arrangements, excluding escalations based upon future conditions and severance and ad valorem taxes, if any, and economic conditions, discounted at the required rate of 10 percent. As the Trust is not subject to taxation at the trust level, no provision for income taxes has been made in the following disclosure. Trust prices may differ from posted NYMEX prices due to differences in product quality and property location. The impact of changes in current prices on reserves could vary significantly from year to year. Accordingly, the information presented below should not be viewed as an estimate of the fair market value of the Trust’s oil and gas properties nor should it be viewed as indicative of any trends.

December 31,	2020	2019	2018
Future net cash inflows	$170,446	$211,563	$270,462
Discount of future net cash flows @ 10%	(90,355)	(108,808)	(131,044)

Standardized measure of discounted future net cash inflows	$80,091	$102,755	$139,418

The change in the standardized measure of discounted future net cash flows for the years ended December 31, 2020, 2019 and 2018 is as follows (in thousands):

	Total
	2020	2019	2018
January 1	$102,755	$139,368	$129,910
Extensions, discoveries, and other additions	10,240	16	994
Accretion of discount	10,276	13,922	12,991
Revisions of previous estimates and other	(31,140)	(30,063)	27,561
Royalty income	(12,040)	(20,488)	(32,088)

December 31	$80,091	$102,755	$139,368

Subsequent to December 31, 2020, the price of both oil and gas continued to fluctuate, giving rise to a correlating adjustment of the respective standardized measure of discounted future net cash flows. As of March 10, 2021, NYMEX posted oil prices were approximately $64.75 per barrel, which compared to the posted price of $39.57 per barrel, used to calculate the worth of future net revenue of the Trust’s proved developed reserves, would result in a smaller standardized measure of discounted future net cash flows for oil. As of March 10, 2021, NYMEX posted gas prices were $2.69 per million British thermal units. The use of such price, as compared to the posted price of $2.00 per million British thermal units, used to calculate the future net revenue of the Trust’s proved developed reserves would result in a smaller standardized measure of discounted future net cash flows for gas.

6.	Quarterly Schedule of Distributable Income (Unaudited)

The following is a summary of the unaudited quarterly schedule of distributable income for the two years ended December 31, 2020 (in thousands, except per Unit amounts):

2020	Royalty Income	Distributable Income	Distributable Income and Distribution Per Unit
First Quarter	$6,254,509	$5,930,007	$.127229
Second Quarter	2,446,502	1,928,093	.041366
Third Quarter	1,358,890	1,254,340	.026919
Fourth Quarter	1,980,417	1,846,239	.039599

Total	$12,040,318	$10,958,618	$0.235113

2019	Royalty Income	Distributable Income	Distributable Income and Distribution Per Unit
First Quarter	$4,530,445	$4,236,472	$.090894
Second Quarter	4,767,067	4,314,911	.092577
Third Quarter	6,060,272	5,948,476	.127626
Fourth Quarter	5,129,649	4,921,272	.105587

Total	$20,487,433	$19,421,131	$0.416684

7.	State Tax Considerations

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

9.	Subsequent Events

Subsequent to December 31, 2020, the Trust declared the following distributions:

Monthly Record Date	Payment Date	Distribution per Unit
January 29, 2021	February 12, 2021	$.011453
February 26, 2021	March 12, 2021	$.016492
March 19, 2021	April 14, 2021	$.011525

* * * * *

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures.

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

Changes in Internal Control over Financial Reporting

There has not been any change in the Trust’s internal control over financial reporting during the twelve months ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting.

Trustee’s Report on Internal Control Over Financial Reporting

The Trustee is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Securities and Exchange Act of 1934, as amended. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with the modified cash basis of accounting. The Trustee conducted an evaluation of the effectiveness of the Trust’s internal control over financial reporting based on the criteria established in Internal Control-Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Trustee’s evaluation under the framework in Internal Control-Integrated Framework 2013, the Trustee concluded that the Trust’s internal control over financial reporting are effective as of December 31, 2020.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Trust’s directors, officers or beneficial owners of more than ten percent of a registered class of the Trust’s equity securities to file reports of ownership and changes in ownership with the SEC and to furnish the Trust with copies of all such reports.

The Trust has no directors or officers and based solely on its review of the reports received by it, the Trust believes that during the fiscal year of 2020, no person who was a beneficial owner of more than ten percent the Trust’s Units failed to file on a timely basis any report required by Section 16(a).

STANDARDS OF CONDUCT

Because the Trust has no employees, it does not have a code of ethics. Employees of the Trustee, Simmons Bank, must comply with the bank’s code of ethics which may be found at ir.simmonsbank.com/govdocs.

Item 11.	Executive Compensation

During the years ended December 31, 2020, 2019 and 2018, the Trustee received total remuneration as follows:

Name of Individual or Number of Persons in Group	Cash Compensation		Year
Simmons Bank, Trustee	$104,613	(1)	2020
Simmons Bank, Trustee	$106,119	(1)	2019
Simmons Bank, Trustee	$95,480	(1)	2018
Southwest Bank, Trustee	$15,190	(1)	2018

(2)

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

(a) Security Ownership of Certain Beneficial Owners.    Based solely on a review of statements filed with the SEC pursuant to Section 13(d) or 13(g) of the Securities Exchange Act of 1934, as amended, the following table sets forth all persons who are known to the Trustee to own beneficially more than 5% of the outstanding Units of the Trust as of December 31, 2020:

Name	Number of Units Owned(1)	Percent(2)
Loyd Powell(3)	3,372,195	7.235%
Gideon Powell(3)	1,287,004	2.761%

(1)	Unless otherwise indicated, all Units are held directly with sole voting and investment power.
(2)	Based on 46,608,796 Units outstanding as of December 31, 2020.
(3)

Based on Schedule 13G/A filed February 11, 2021, reporting ownership as of December 31, 2020, jointly and as a group by Loyd Powell and Gideon Powell. The address for each of Loyd Powell and Gideon Powell is P.O. Box 12208, Suite 1610; Dallas, Texas 75225.

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

The Trust has no directors or executive officers. See Item 11 for the remuneration received by the Trustee during the years ended December 31, 2020, 2019 and 2018.

Item 14.	Principal Accounting Fees and Services

Fees for services performed by Weaver and Tidwell, L.L.P. for the years ended December 31, 2020 and 2019 are:

Weaver and Tidwell, L.L.P.	2020	2019
Audit fees	$94,000	$94,000
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—

Total	$94,000	$94,000

Total	$94,000	$94,000

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

Date: March 31, 2021

(The Trust has no directors or executive officers.)