Form 10-Q
period 2021-03-31
PERMIAN BASIN ROYALTY TRUST
filed 2021-05-17
CIK 319654

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period ended March 31, 2021

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _________ to ________

Commission file number: 1-8033

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of Units of beneficial interest of the Trust outstanding at May 17, 2021: 46,608,796

PERMIAN BASIN ROYALTY TRUST

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

The condensed financial statements included herein have been prepared by Simmons Bank as Trustee for the Permian Basin Royalty Trust (the “Trust”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Effective February 20, 2018, Simmons Bank (the “Trustee”) became the new trustee for the Trust. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed interim financial statements and notes thereto be read in conjunction with the financial statements and the notes thereto included in the Trust’s latest annual report on Form 10-K. In the opinion of the Trustee, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the assets, liabilities and trust corpus of the Trust as of March 31, 2021, and the distributable income and the changes in trust corpus for the three-month period ended March 31, 2021 and 2020, have been included. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year. Unless specified otherwise, all amounts included herein are presented in US dollars.

The condensed interim financial statements as of March 31, 2021 and for the three-month periods ended March 31, 2021 and 2020, included herein, have been reviewed by Weaver and Tidwell, L.L.P., an independent registered public accounting firm, as stated in their report appearing herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Unit Holders of Permian Basin Royalty Trust and Simmons Bank, Trustee

Dallas, Texas

Results of Review of Interim Financial Statements

We have reviewed the accompanying condensed statements of assets, liabilities and trust corpus of Permian Basin Royalty Trust (the Trust) as of March 31, 2021, and the related condensed statements of distributable income and changes in trust corpus for the three-month periods ended March 31, 2021 and 2020, and the related notes (collectively referred to as the condensed interim financial statements or interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying condensed interim financial statements for them to be in conformity with the modified cash basis of accounting, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America.

As described in Note 2 to the condensed interim financial statements, these condensed interim financial statements were prepared on a modified cash basis of accounting, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the statement of assets, liabilities, and trust corpus as of December 31, 2020, and the related statements of distributable income and changes in trust corpus for the year then ended (not presented herein); and in our report dated March 31, 2021 we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed statement of assets, liabilities and trust corpus as of December 31, 2020, is fairly stated, in all material respects, in relation to the statement of assets, liabilities, and trust corpus from which it has been derived.

Basis for Review Results

These condensed interim financial statements are the responsibility of the Trustee. We conducted our reviews in accordance with the standards of the PCAOB. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Trust in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

WEAVER AND TIDWELL, L.L.P.

Dallas, Texas

May 17, 2021

PERMIAN BASIN ROYALTY TRUST

CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	March 31, 2021 (Unaudited)	December 31, 2020
ASSETS
Cash and short-term investments	$1,637,532	$1,725,449
Net overriding royalty interests in producing oil and gas properties (net of accumulated amortization of $10,602,161 and $ $10,592,340 at March 31, 2021 and December 31, 2020, respectively)	373,055	382,876

TOTAL ASSETS	$2,010,587	$2,108,325

LIABILITIES AND TRUST CORPUS
Distribution payable to Unit holders	$537,532	$625,449
Commitments and reserves for contingencies (Note 6)	1,100,000	1,100,000
Trust corpus – 46,608,796 Units of beneficial interest authorized and outstanding	373,055	382,876

TOTAL LIABILITIES AND TRUST CORPUS	$2,010,587	$2,108,325

The accompanying notes are an integral part of these condensed financial statements.

PERMIAN BASIN ROYALTY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

	THREE MONTHS ENDED March 31, 2021	THREE MONTHS ENDED March 31, 2020
Royalty income	$2,124,157	$6,254,509
Interest income	1,313	4,361

	2,125,470	6,258,870
General and administrative expenditures	(285,740)	(328,863)

Distributable income	$1,839,730	$5,930,007

Distributable income per Unit (46,608,796 Units)	$.04	$.13

The accompanying notes are an integral part of these condensed financial statements.

PERMIAN BASIN ROYALTY TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

	THREE MONTHS ENDED March 31, 2021	THREE MONTHS ENDED March 31, 2020
Trust corpus, beginning of period	$382,876	$424,507
Amortization of net overriding royalty interests	(9,821)	(13,078)
Distributable income	1,839,730	5,930,007
Distributions declared	(1,837,730)	(5,930,007)

Total Trust Corpus, end of period	$373,055	$411,429

Distributions per Unit	$0.04	$.13

The accompanying notes are an integral part of these condensed financial statements.

PERMIAN BASIN ROYALTY TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1.	TRUST ORGANIZATION AND PROVISIONS

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

Burlington Resources Oil & Gas Company LP (“BROG”), a subsidiary of ConocoPhillips, was the interest owner for the Waddell Ranch properties and Riverhill Energy Corporation (“Riverhill Energy”), formerly a wholly owned subsidiary of Riverhill Capital Corporation (“Riverhill Capital”) and formerly an affiliate of Coastal Management Corporation (“CMC”), is the interest owner for the Texas Royalty properties. In February 1997, BROG sold its interest in the Texas Royalty properties to Riverhill Energy. BROG notified the Trust that on November 1, 2019, the Waddell Ranch properties that are subject to the Net Overriding Royalty Conveyance (Permian Basin Royalty Trust — Waddell Ranch) dated November 1, 1980, were sold to Blackbeard Operating, LLC (“Blackbeard”) of Fort Worth, Texas. Blackbeard became the operator effective as of April 1, 2020. Riverhill Energy currently conducts the accounting operations for the Texas Royalty properties.

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

Subsequent to March 31, 2021, the Trust declared a distribution on April 20, 2021 of $0.018156 per Unit payable on May 14, 2021 to Unit holders of record on April 30, 2021.

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

Commodity Prices

The Trust’s income and monthly distributions are heavily influenced by commodity prices. Commodity prices may fluctuate widely in response to (i) relatively minor changes in the supply of and demand for oil and natural gas, (ii) market uncertainty and (iii) a variety of additional factors that are beyond the Trustee’s control. Recently, there has been a substantial decrease in oil and natural gas prices due in part to significantly decreased demand as a result of the novel coronavirus (“COVID-19”) pandemic. A combination of these factors resulted in the price of oil falling below zero to $(37.63) per barrel of oil on April 20, 2020, recovering the following day to $10.01 per barrel of oil. As of May 3, 2021, the price of oil was $64.46. Factors that may impact future commodity prices, including the price of oil and natural gas, include but are not limited to:

•	political conditions in major oil producing regions, especially in the Middle East;

•	worldwide economic conditions;

•	weather conditions;

•	trade barriers;

•	public health concerns, including the COVID-19 pandemic;

•	the supply and price of domestic and foreign crude oil or natural gas;

•	the level of consumer demand;

•	the price and availability of alternative fuels;

•	the proximity to, and capacity of, transportation facilities;

•	the effect of worldwide energy conservation measures; and

•	the nature and extent of governmental regulation and taxation.

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

Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020

For the quarter ended March 31, 2021, royalty income received by the Trust amounted to $2,124,157 compared to royalty income of $6,254,509 during the first quarter of 2020. The decrease in royalty income is primarily attributable to increased drilling costs on the Waddell Ranch properties resulting in a deficiency for the NPI, therefore, no royalties were paid, despite an increase in oil production and an increase in the price of gas for the quarter ended March 31, 2021, as compared to the quarter ended March 31, 2020. Average oil and gas prices were $44.08 and $2.67, respectively, for the quarter ending March 31, 2021 compared to $58.13 and $1.60 for the quarter ended March 31, 2020.

Interest income for the quarter ended March 31, 2021, was $1,313 compared to $4,361 during the first quarter of 2020. The decrease in interest income is primarily attributable to substantially decreased amounts of funds available for investment. Total expenses during the first quarter of 2021 amounted to $285,740 compared to $328,863 during the first quarter of 2020. The decrease in total expenses can be primarily attributed to decreased expense for professional services and the timing of payment of expenses.

These transactions resulted in distributable income for the quarter ended March 31, 2021, of $1,839,730 or $0.04 per Unit of beneficial interest. Distributions of $0.011453, $0.016492 and $0.011525 per Unit were made to Unit holders of record as of January 29, 2021, February 26, 2021, and March 31, 2021, respectively. For the first quarter of 2020, distributable income was $5,930,007 or $.13 per Unit of beneficial interest.

Royalty income for the Trust for the first quarter of the calendar year is associated with actual oil and gas production for the period of November and December 2020 and January 2021 from the properties from which the Trust’s net overriding royalty interests (“Royalties”) were carved. Oil and gas sales attributable to the Royalties and the properties from which the Royalties were carved are as follows:

	First Quarter
	2021	2020
Royalties:
Oil sales (Bbls)	181,762	105,936
Gas sales (Mcf)	923,221	275,107
Properties From Which The Royalties Were Carved:
Oil:
Total oil sales (Bbls)	231,828	216,469
Average per day (Bbls)	2,576	2,379
Average price per Bbl	$44.08	$58.13
Gas:
Total gas sales (Mcf)	1,223,891	938,484
Average per day (Mcf)	13,599	10,313
Average price per Mcf	$2.67	$1.60

The average received price of oil decreased to an average price per barrel of $44.08 per Bbl in the first quarter of 2021, compared to $58.13 per Bbl in the first quarter of 2020 due to worldwide market variables. The Trustee has been advised by the operator of the Waddell Ranch properties that for the period of August 1, 1993, through March 31, 2021, the oil from the Waddell Ranch properties was being sold under a competitive bid to a third party. The average price of gas (including natural gas liquids) increased from $1.60 per Mcf in the first quarter of 2020 to $2.67 per Mcf in the first quarter of 2021 due to change in overall market variables.

Since the oil and gas sales attributable to the Royalties are based on an allocation formula that is dependent on such factors as price and cost (including capital expenditures), the production amounts in the Royalties section of the above table do not provide a meaningful comparison. Oil and gas (including natural gas liquids) sales volumes increased from the Underlying Properties (as defined in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2020) for the applicable period in 2021 compared to 2020.

Capital expenditures for drilling, remedial and maintenance activities on the Waddell Ranch properties during the first quarter of 2021 totaled $9.5 million as compared to $528,000 for the first quarter of 2020. Blackbeard has previously informed the Trustee that the 2021 capital expenditures budget has been approved at $88.6 million (gross) ($32.5 million net to the Trust) for the Waddell Ranch properties. The total amount of capital expenditures for 2020 with regard to the Waddell Ranch properties totaled $10.4 million (gross).

The Trustee has been advised that there were 27 workover wells completed, 8 new wells completed, 8 new wells in progress and 9 workover wells in progress during the three months ended March 31, 2021, as compared to no workover wells completed, no new wells completed, no new wells in progress and no workover wells in progress for the three months ended March 31, 2020, on the Waddell Ranch properties. There were various facility projects in progress for the first quarter of 2021.

Lease operating expenses and property taxes totaled $2.3 million (gross) for the first quarter of 2021, compared to $5.2 million (gross) for the same period in 2020 on the Waddell Ranch properties due to decreased maintenance work.

Calculation of Royalty Income

The Trust’s royalty income is computed as a percentage of the net profit from the operation of the properties in which the Trust owns net overriding royalty interests. The royalty income received and recorded by the Trust was determined by the operator as noted below. These percentages of net profits are 75% and 95% in the case of the Waddell Ranch properties and the Texas Royalty properties, respectively. Royalty income received by the Trust for the three months ended March 31, 2021 and 2020, respectively, were computed as shown in the table below:

	THREE MONTHS ENDED MARCH 31
	2021			2020
	WADDELL RANCH PROPERTIES		TEXAS ROYALTY PROPERTIES	WADDELL RANCH PROPERTIES	TEXAS ROYALTY PROPERTIES
Gross proceeds of sales from the Underlying Properties
Oil proceeds	$7,902,252		$2,316,022	$8,714,010	$3,869,622
Gas proceeds	3,113,938		151,418	928,157	211,226
Other (adjustment)	1,229,475	(1)	—	—	—

Total	12,245,665		2,467,440	9,642,167	4,080,848

Less:
Severance tax:
Oil	364,619		95,845	408,701	152,290
Gas	91,806		6,176	63,470	11,784
Lease operating expense and property tax:
Oil and gas	2,204,522		129,824	5,214,225	38,915
Capital expenditures	9,584,718		—	528,380	—

Total	12,245,665		231,485	6,214,776	202,989

Net profits	0		2,235,955	3,427,391	3,877,859
Net overriding royalty interests	75%		95%	75%	95%

Royalty income	$0		$2,124,157	$2,570,543	$3,683,966

(1)

Due to the NPI deficit, the Waddell Ranch properties did not contribute to Royalty income for the three months ended March 31, 2021. As of March 31, 2021, the cumulative NPI deficit is $7,645,016 for the underlying property (at 75%). The NPI deficit must be recovered from future proceeds of the Waddell Ranch properties prior to any other proceeds being paid to the Trust.

Critical Accounting Policies and Estimates

A disclosure of critical accounting policies and the more significant judgments and estimates used in the preparation of the Trust’s financial statements is included in Item 7 of the Trust’s Annual Report on Form 10-K for the year ended December 31, 2020. There have been no significant changes to the critical accounting policies during the three months ended March 31, 2021.

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

On May 14, 2013, the Committee of Sponsoring Organizations of the Treadway Commission issued an updated version of its Internal Control – Integrated Framework (the “2013 Framework”) which helps organizations design, implement and evaluate the effectiveness of internal control concepts and simplify their use and application. As of the end of the period covered by this report, the Trustee carried out an evaluation of the effectiveness of the design and operation of the Trust’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15 based on the criteria established in the 2013 Framework. Based upon that evaluation, the Trustee concluded that the Trust’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Trust in the reports that it files or submits under the Securities Exchange Act of 1934 and are effective in ensuring that information required to be disclosed by the Trust in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Trustee to allow timely decisions regarding required disclosure. In its evaluation of disclosure controls and procedures, the Trustee has relied, to the extent considered reasonable, on information provided by Blackbeard, the owner of the Waddell Ranch properties and BROG, the former owner of the Waddell Ranch properties, and Riverhill Energy, the owner of the Texas Royalty properties. There has not been any change in the Trust’s internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1A.	Risk Factors

Risk factors relating to the Trust are contained in Item 1A of the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020. Except as set forth in such filing, no material change to such risk factors has occurred during the three months ended March 31, 2021.

Items 2	through 5.

Not applicable.

Item 6.	Exhibits

4.1	Permian Basin Amended and Restated Royalty Trust Indenture dated June 20, 2014, between Southland Royalty Company (now Burlington Resources Oil & Gas Company LP) and The First National Bank of Fort Worth (now Simmons Bank), as Trustee, heretofore filed as Exhibit 4.1 to the Trust’s Quarterly Report on Form 10-Q to the Securities and Exchange Commission for the quarterly period ended June 30, 2014, is incorporated herein by reference.*

4.2	Net Overriding Royalty Conveyance (Permian Basin Royalty Trust) from Southland Royalty Company (now Burlington Resources Oil & Gas Company LP) to The First National Bank of Fort Worth (now Simmons Bank), as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit (4)(b) to the Trust’s Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980, is incorporated herein by reference. * (P)

4.3	Net Overriding Royalty Conveyance (Permian Basin Royalty Trust) from Southland Royalty Company (now Burlington Resources Oil & Gas Company LP) to The First National Bank of Fort Worth (now Simmons Bank), as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit (4)(b) to the Trust’s Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980, is incorporated herein by reference. * (P)

10.1	Registration Rights Agreement dated as of July 21, 2004 by and between Burlington Resources, Inc. and Bank of America, N.A., as trustee of Permian Basin Royalty Trust, heretofore filed as Exhibit 10.1 to the Trust’s Quarterly Report on Form 10-Q to the Securities and Exchange Commission for the quarterly period ended June 30, 2004 is incorporated herein by reference. *

10.2	Underwriting Agreement dated December 15, 2005 among the Permian Basin Royalty Trust, Burlington Resources, Inc., Burlington Resources Oil & Gas L.P. and Lehman Brothers Inc. and Wachovia Capital Markets, LLC as representatives of the several underwriters, heretofore filed as Exhibit 10.1 to the Trust’s current report on Form 8-K to the Securities and Exchange Commission filed on December 19, 2005, is incorporated herein by reference.*

10.3	Underwriting Agreement dated August 2, 2005 among the Permian Basin Royalty Trust, Burlington Resources, Inc., Burlington Resources Oil & Gas L.P. and Goldman Sachs & Co. and Lehman Brothers Inc. as representatives of the several underwriters, heretofore filed as Exhibit 10.1 to the Trust’s current report on Form 8-K to the Securities and Exchange Commission filed on August 8, 2005, is incorporated herein by reference.*

10.4	Underwriting Agreement dated August 17, 2006, among Permian Basin Royalty Trust, ConocoPhillips, Burlington Resources Oil & Gas Company LP and Lehman Brothers Inc. and Wachovia Capital Markets, LLC as representatives of the several underwriters heretofore filed as Exhibit 10.1 to the Trust’s current report on Form 8-K to the Securities and Exchange Commission filed on August 22, 2006, is incorporated herein by reference.*

31.1	Certification by Ron E. Hooper, Senior Vice President Royalty Trust Management of Simmons Bank, Trustee of Permian Basin Royalty Trust, dated May 17, 2021 and submitted pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate by Simmons Bank, Trustee of Permian Basin Royalty Trust, dated May 17, 2021 and submitted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

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
Ron E. Hooper
SVP Royalty Trust Management

Date: May 17, 2021

(The Trust has no directors or executive officers.)