Form 10-Q
period 2021-06-30
PERMIAN BASIN ROYALTY TRUST
filed 2021-08-16
CIK 319654

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period ended June 30, 2021

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

Number of Units of beneficial interest of the Trust outstanding at August 2, 2021: 46,608,796.

PERMIAN BASIN ROYALTY TRUST

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

The condensed financial statements included herein have been prepared by Simmons Bank as Trustee for the Permian Basin Royalty Trust (the “Trust”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Effective February 20, 2018, Simmons Bank (the “Trustee”) became the new trustee for the Trust. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed interim financial statements and notes thereto be read in conjunction with the financial statements and the notes thereto included in the Trust’s latest annual report on Form 10-K. In the opinion of the Trustee, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the assets, liabilities and trust corpus of the Trust as of June 30, 2021, and the distributable income and the changes in trust corpus for the three-month and six-month periods ended June 30, 2021 and 2020, have been included. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year. Unless specified otherwise, all amounts included herein are presented in US dollars.

The condensed interim financial statements as of June 30, 2021 and for the three-month and six-month periods ended June 30, 2021 and 2020, included herein, have been reviewed by Weaver and Tidwell, L.L.P., an independent registered public accounting firm, as stated in their report appearing herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Unit Holders of Permian Basin Royalty Trust and

Simmons Bank, Trustee

Dallas, Texas

Results of Review of Interim Financial Statements

We have reviewed the accompanying condensed statements of assets, liabilities and trust corpus of Permian Basin Royalty Trust (the “Trust”) as of June 30, 2021, and the related condensed statements of distributable income and changes in trust corpus for the three-month and six-month periods ended June 30, 2021 and 2020, and the related notes (collectively referred to as the “condensed interim financial statements or interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying condensed interim financial statements for them to be in conformity with the modified cash basis of accounting, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America.

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

WEAVER AND TIDWELL, L.L.P.

Dallas, TX

August 16, 2021

PERMIAN BASIN ROYALTY TRUST

CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	June 30, 2021 (Unaudited)	December 31, 2020
ASSETS
Cash and short-term investments	$1,922,140	$1,725,449
Net overriding royalty interests in producing oil and gas properties (net of accumulated amortization of $10,613,883 and $10,592,340 at June 30, 2021 and December 31, 2020, respectively)	361,333	382,876

TOTAL ASSETS	$2,283,473	$2,108,325

LIABILITIES AND TRUST CORPUS
Distribution payable to Unit holders	$822,140	$625,449
Commitments and reserves for contingencies (Note 6)	1,100,000	1,100,000
Trust corpus – 46,608,796 Units of beneficial interest authorized and outstanding	361,333	382,876

TOTAL LIABILITIES AND TRUST CORPUS	$2,283,473	$2,108,325

The accompanying notes are an integral part of these condensed financial statements.

PERMIAN BASIN ROYALTY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

	THREE MONTHS ENDED June 30, 2021	THREE MONTHS ENDED June 30, 2020
Royalty income	$2,941,146	$2,446,502
Interest income	1,273	2,423

	2,942,419	2,448,925
Reserve for expenses	$—	(50,000)
General and administrative expenditures	(284,304)	(470,893)

Distributable income	$2,658,115	$1,928,032

Distributable income per Unit (46,608,796 Units)	$.06	$.04

The accompanying notes are an integral part of these condensed financial statements.

PERMIAN BASIN ROYALTY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

	SIX MONTHS ENDED June 30, 2021	SIX MONTHS ENDED June 30, 2020
Royalty income	$5,065,303	$8,701,011
Interest income	2,586	6,784

	5,067,889	8,707,795
Reserve for expenses	$—	(50,000)
General and administrative expenditures	(570,044)	(799,756)

Distributable income	$4,497,845	$7,858,039

Distributable income per Unit (46,608,796 Units)	$.10	$.17

The accompanying notes are an integral part of these condensed financial statements.

PERMIAN BASIN ROYALTY TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

	THREE MONTHS ENDED June 30, 2021	THREE MONTHS ENDED June 30, 2020
Trust corpus, beginning of period	$373,055	$411,429
Amortization of net overriding royalty interests	(11,722)	(9,249)
Distributable income	2,658,115	1,928,032
Distributions declared	(2,658,115)	(1,928,032)

Total Trust Corpus, end of period	$361,333	$402,180

Distributions per Unit	$.06	$.04

The accompanying notes are an integral part of these condensed financial statements.

PERMIAN BASIN ROYALTY TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

	SIX MONTHS ENDED June 30, 2021	SIX MONTHS ENDED June 30, 2020
Trust corpus, beginning of period	$382,876	$424,507
Amortization of net overriding royalty interests	(21,543)	(22,327)
Distributable income	4,497,845	7,858,039
Distributions declared	(4,497,845)	(7,858,039)

Total Trust Corpus, end of period	$361,333	$402,180

Distributions per Unit	$.10	$.17

The accompanying notes are an integral part of these condensed financial statements.

PERMIAN BASIN ROYALTY TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1.	TRUST ORGANIZATION AND PROVISIONS

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

Burlington Resources Oil & Gas Company LP (“BROG”), a subsidiary of ConocoPhillips, was the interest owner for the Waddell Ranch properties and Riverhill Energy Corporation (“Riverhill Energy”), formerly a wholly owned subsidiary of Riverhill Capital Corporation (“Riverhill Capital”) and formerly an affiliate of Coastal Management Corporation (“CMC”), is the interest owner for the Texas Royalty properties. In February 1997, BROG sold its interest in the Texas Royalty properties to Riverhill Energy. Riverhill Energy currently conducts the accounting operations for the Texas Royalty properties. BROG notified the Trust that on November 1, 2019, the Waddell Ranch properties that are subject to the Net Overriding Royalty Conveyance (Permian Basin Royalty Trust—Waddell Ranch) dated November 1, 1980, were sold to Blackbeard Operating, LLC (“Blackbeard”) of Fort Worth, Texas. Blackbeard became the operator effective as of April 1, 2020.

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

Subsequent to June 30, 2021, the Trust declared a distribution on July 20, 2021 of $0.021355 per Unit paid on August 13, 2021 to Unit holders of record on July 30, 2021.

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

Commodity Prices

The Trust’s income and monthly distributions are heavily influenced by commodity prices. Commodity prices may fluctuate widely in response to (i) relatively minor changes in the supply of and demand for oil and natural gas, (ii) market uncertainty and (iii) a variety of additional factors that are beyond the Trustee’s control. In 2020, there was a substantial decrease in oil and natural gas prices due in part to significantly decreased demand as a result of the novel coronavirus (“COVID-19”) pandemic. A combination of these factors resulted in the price of oil falling below zero to $(37.63) per barrel of oil on April 20, 2020, recovering the following day to $10.01 per barrel of oil. More recently, prices of oil and natural gas have rebounded. As of July 26, 2021, the price of oil was $72.15. Factors that may impact future commodity prices, including the price of oil and natural gas, include but are not limited to:

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

Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020

For the quarter ended June 30, 2021, royalty income received by the Trust amounted to $2,941,146 compared to royalty income of $2,446,502 during the second quarter of 2020. The increase in royalty income is primarily attributable to an increase in oil and gas pricing, an increase in oil and gas production for the quarter ending June 30, 2021, as compared to the quarter ended June 30, 2020. Average oil and gas prices were $59.35 and $2.69, respectively, for the quarter ending June 30, 2021, compared to $32.31 and $0.80 for the quarter ended June 30, 2020.

Interest income for the quarter ended June 30, 2021, was $1,273 compared to $2,423 during the second quarter of 2020. The decrease in interest income is primarily attributable to decreased amounts of funds available for investment. Total expenses during the second quarter of 2021 amounted to $284,304 compared to $520,893 during the second quarter of 2020. The decrease in total expenses can be primarily attributed to decreased expenses for professional services, printing costs and the timing of payment of expenses.

These transactions resulted in distributable income for the quarter ended June 30, 2021, of $2,658,115 or $0.06 per Unit of beneficial interest. Distributions of $0.018156, $0.021243 and $0.017630 per Unit were made to Unit holders of record as of April 30, 2021, May 28, 2021, and June 30, 2021, respectively. For the second quarter of 2020, distributable income was $1,928,032 or $0.04 per Unit of beneficial interest.

Royalty income for the Trust for the second quarter of the calendar year is associated with actual oil and gas production for the period of February, March and April 2021 from the properties from which the Trust’s net overriding royalty interests (“Royalties”) were carved. Oil and gas sales attributable to the Royalties and the properties from which the Royalties were carved are as follows:

	Three Months Ended
	2021	2020
Royalties:
Oil sales (Bbls)	201,698	76,817
Gas sales (Mcf)	802,960	183,189
Properties From Which The Royalties Were Carved:
Oil:
Total oil sales (Bbls)	259,400	205,387
Average per day (Bbls)	2,882	2,257
Average price per Bbl	$59.35	$32.21
Gas:
Total gas sales (Mcf)	1,064,296	862,083
Average per day (Mcf)	11,696	9,473
Average price per Mcf	$2.69	$0.80

The average received price of oil increased to an average price per barrel of $59.35 per Bbl in the second quarter of 2021, compared to $32.21 per Bbl in the second quarter of 2020 due to worldwide market variables. The Trustee has been advised by the operator of the Waddell Ranch properties that for the period of August 1, 1993 through September 30, 2020, the oil from the Waddell Ranch properties was being sold under a competitive bid to a third party. The average price of gas (including natural gas liquids) increased from $0.80 per Mcf in the second quarter of 2020 to $2.69 per Mcf in the second quarter of 2021 due to change in overall market variables.

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

Capital expenditures for drilling, remedial and maintenance activities on the Waddell Ranch properties during the second quarter of 2021 totaled about $10 million (gross) as compared to $706,723 for the second quarter of 2020. Blackbeard has previously informed the Trustee that the 2021 capital expenditures budget has been approved at $88.6 million (gross) for the Waddell Ranch properties. The total amount of capital expenditures for 2020 with regard to the Waddell Ranch properties totaled $10.4 million (gross).

The Trustee has been advised that there were 34 workover wells (gross) completed, 22 new wells (gross) completed, 20 new wells (gross) in progress and 37 workover wells (gross) in progress during the three months ended June 30, 2021, as compared to no workover wells completed, no new wells completed, no new wells in progress and no workover wells in progress for the three months ended June 30, 2020, on the Waddell Ranch properties. There were various facility projects in progress for the second quarter of 2021.

Lease operating expenses and property taxes totaled $6.8 million (gross) for the second quarter of 2021, compared to $4.8 million (gross) for the same period in 2020 on the Waddell Ranch properties due to increased maintenance work.

Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020

For the six months ended June 30, 2021, royalty income received by the Trust amounted to $5,065,303 compared to royalty income of $8,701,011 for the six months ended June 30, 2020. The decrease in royalty income is primarily attributable to the Waddell Ranch NPI having been in deficit for the year and therefore has not contributed to the Royalty Income for the year. Revenue from the Texas Royalty properties increased due to an increase in oil and gas pricing and an increase in oil and gas production for the six months ending June 30, 2021, as compared to the six months ended June 30, 2020. Average oil and gas prices were $52.14 and $2.68, respectively, for the six months ending June 30, 2021 compared to $45.51 and $1.22 for the six months ended June 30, 2020.

Interest income for the six months ended June 30, 2021, was $2,586 compared to $6,784 during the six months ended June 30, 2020. The decrease in interest income is primarily attributable to substantially decreased amounts of funds available for investment. Total expenses during the six months ending June 30, 2021, amounted to $570,044 compared to $849,756 during the six months ended June 30, 2020. The decrease in total expenses can be primarily attributed to decreased expenses for professional services, printing costs and the timing of payment of expenses.

These transactions resulted in distributable income for the six months ended June 30, 2021 of $4,497,845, or $.10 per Unit. For the six months ended June 30, 2020, distributable income was $7,858,039 or $0.17 per Unit.

Royalty income for the Trust for the six months ended June 30, 2021, is associated with actual oil and gas production for the period November 2020 through April 2021 from the properties from which the Royalties were carved. Oil and gas sales attributable to the Royalties and the properties from which the Royalties were carved are as follows:

	Six Months Ended
	2021	2020
Royalties:
Oil sales (Bbls)	383,460	182,754
Gas sales (Mcf)	1,726,181	458,296
Properties From Which The Royalties Were Carved:
Oil:
Total oil sales (Bbls)	491,218	421,856
Average per day (Bbls)	2,714	2,331
Average price per Bbl	$52.14	$45.51
Gas:
Total gas sales (Mcf)	2,288,187	1,800,566
Average per day (Mcf)	12,642	9,948
Average price per Mcf	$2.68	$1.22

The average received price of oil increased during the six months ended June 30, 2021 to $52.14 per barrel compared to $45.51 per barrel for the same period in 2020 due to worldwide market variables. The increase in the average price of gas (including natural gas liquids) from $1.22 per Mcf for the six months ended June 30, 2020, to $2.68 per Mcf for the six months ended June 30, 2021 due to change in overall market variables.

Since the oil and gas sales attributable to the Royalties are based on an allocation formula that is dependent on such factors as price and cost (including capital expenditures), the production amounts in the Royalties section of the above table do not provide a meaningful comparison. Both oil and gas sales volumes from the properties from which the Royalties are carved have increased for the applicable period of 2021 compared to 2021.

Capital expenditures for drilling, remedial and maintenance activities on the Waddell Ranch properties for the six months ended June 30, 2021 totaled $20.1 million (gross) compared to $1.2 million (gross) to the Trust for the same period in 2020. Blackbeard has previously advised the Trust that the

The Trustee has been advised that 61 workover wells (gross) were completed and 30 new wells (gross) were completed on the Waddell Ranch properties during the six months ended June 30, 2021, as compared to 27 workover well completed and 73 workover wells in process on the Waddell Ranch properties during the six months ended June 30, 2020. There were various facility projects in progress for the second quarter of 2021.

Production from the 2020 budgeted new wells (net to the Trust) through 6/30/21 was 76,978 BOE.

Production from the 2021 budgeted new wells (net to the Trust) through 6/30/21 was 37,561 BOE.

Lease operating expenses and property taxes totaled $9.1 million for the six months ended June 30, 2021, compared to $10 million for the same period in 2020. The decrease in lease operating expense is primarily attributable to decreased spending on facilities and maintenance.

Calculation of Royalty Income

The Trust’s royalty income is computed as a percentage of the net profit from the operation of the properties in which the Trust owns net overriding royalty interests. The royalty income received and recorded by the Trust was determined by the operator as noted below. These percentages of net profits are 75% and 95% in the case of the Waddell Ranch properties and the Texas Royalty properties, respectively. Royalty income received by the Trust for the three months ended June 30, 2021 and 2020, respectively, were computed as shown in the table below:

	THREE MONTHS ENDED JUNE 30
	2021		2020
	WADDELL RANCH PROPERTIES	TEXAS ROYALTY PROPERTIES	WADDELL RANCH PROPERTIES		TEXAS ROYALTY PROPERTIES
Gross proceeds of sales from the Underlying Properties
Oil proceeds	$12,309,357	$3,085,187	$4,181,955		$2,432,933
Gas proceeds	2,604,427	263,799	548,365		119,086
Other (adjustment)	2,660,146	—	1,672,389	(1)	—

Total	17,573,930	3,348,986	6,402,709		2,522,019

Less:
Severance tax:
Oil	567,517	(6,092)	193,153		106,400
Gas	35,198	19,135	19,517		5,018
Lease operating expense and property tax:
Oil and gas	6,533,019	240,000	4,833,468		330,000
Capital expenditures	10,438,196	—	767,996		—

Total	17,523,930	253,043	5,814,134		441,418

Net profits	—	3,095,943	588,575		2,110,601
Net overriding royalty interests	75%	95%	75%		95%

Royalty income	$—	2,941,146	$441,431		2,005,071

(1)

Due to the NPI deficit, the Waddell Ranch properties did not contribute to Royalty Income for June of 2021. As of June 30, 2021, the cumulative NPI deficit was 9,986,914. The NPI deficit must be recovered from future proceeds of the Waddell Ranch properties prior to any other proceeds being paid to the Trust.

Critical Accounting Policies and Estimates

A disclosure of critical accounting policies and the more significant judgments and estimates used in the preparation of the Trust’s financial statements is included in Item 7 of the Trust’s Annual Report on Form 10-K for the year ended December 31, 2020. There have been no significant changes to the critical accounting policies during the six months ended June 30, 2021.

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

Risk factors relating to the Trust are contained in Item 1A of the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020. Except as set forth in such filing, no material change to such risk factors has occurred during the six months ended June 30, 2021.

Items 2 through 5.

Not applicable.

Item 6.	Exhibits

4.1

Permian Basin Amended and Restated Royalty Trust Indenture dated June 20, 2014, between Southland Royalty Company (now Burlington Resources Oil & Gas Company LP) and The First National Bank of Fort Worth (now Simmons Bank), as Trustee, heretofore filed as Exhibit 4.1 to the Trust’s Quarterly Report on Form 10-Q to the Securities and Exchange Commission for the quarterly period ended June 30, 2014, is incorporated herein by reference. *

4.2

Net Overriding Royalty Conveyance (Permian Basin Royalty Trust) from Southland Royalty Company (now Burlington Resources Oil & Gas Company LP) to The First National Bank of Fort Worth (now Simmons Bank), as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit (4)(b) to the Trust’s Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980, is incorporated herein by reference. * (P)

4.3

Net Overriding Royalty Conveyance (Permian Basin Royalty Trust) from Southland Royalty Company (now Burlington Resources Oil & Gas Company LP) to The First National Bank of Fort Worth (now Simmons Bank), as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit (4)(b) to the Trust’s Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980, is incorporated herein by reference. * (P)

10.1

Registration Rights Agreement dated as of July 21, 2004 by and between Burlington Resources, Inc. and Bank of America, N.A., as trustee of Permian Basin Royalty Trust, heretofore filed as Exhibit 10.1 to the Trust’s Quarterly Report on Form 10-Q to the Securities and Exchange Commission for the quarterly period ended June 30, 2004 is incorporated herein by reference. *

10.2

Underwriting Agreement dated December 15, 2005 among the Permian Basin Royalty Trust, Burlington Resources, Inc., Burlington Resources Oil & Gas L.P. and Lehman Brothers Inc. and Wachovia Capital Markets, LLC as representatives of the several underwriters, heretofore filed as Exhibit 10.1 to the Trust’s current report on Form 8-K to the Securities and Exchange Commission filed on December 19, 2005, is incorporated herein by reference. *

10.3

Underwriting Agreement dated August 2, 2005 among the Permian Basin Royalty Trust, Burlington Resources, Inc., Burlington Resources Oil & Gas L.P. and Goldman Sachs & Co. and Lehman Brothers Inc. as representatives of the several underwriters, heretofore filed as Exhibit 10.1 to the Trust’s current report on Form 8-K to the Securities and Exchange Commission filed on August 8, 2005, is incorporated herein by reference. *

10.4

Underwriting Agreement dated August 17, 2006, among Permian Basin Royalty Trust, ConocoPhillips, Burlington Resources Oil & Gas Company LP and Lehman Brothers Inc. and Wachovia Capital Markets, LLC as representatives of the several underwriters heretofore filed as Exhibit 10.1 to the Trust’s current report on Form 8-K to the Securities and Exchange Commission filed on August 22, 2006, is incorporated herein by reference. *

31.1

Certification by Ron E. Hooper, Senior Vice President Royalty Trust Management of Simmons Bank, Trustee of Permian Basin Royalty Trust, dated August 16, 2021 and submitted pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate by Simmons Bank, Trustee of Permian Basin Royalty Trust, dated August 16, 2021 and submitted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

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
Ron E. Hooper
SVP Royalty Trust Management

Date: August 16, 2021

(The Trust has no directors or executive officers.)