Form 10-Q
period 2021-09-30
PERMIAN BASIN ROYALTY TRUST
filed 2021-11-15
CIK 319654

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period ended September 30, 2021

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

Number of Units of beneficial interest of the Trust outstanding at November 1, 2021: 46,608,796.

PERMIAN BASIN ROYALTY TRUST

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

The condensed financial statements included herein have been prepared by Simmons Bank as Trustee for the Permian Basin Royalty Trust (the “Trust”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Effective February 20, 2018, Simmons Bank (the “Trustee”) became the new trustee for the Trust. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed interim financial statements and notes thereto be read in conjunction with the financial statements and the notes thereto included in the Trust’s latest annual report on Form 10-K. In the opinion of the Trustee, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the assets, liabilities and trust corpus of the Trust as of September 30, 2021, the distributable income and the changes in trust corpus for the three-month and nine-month periods ended September 30, 2021 and 2020, have been included. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year. Unless specified otherwise, all amounts included herein are presented in US dollars.

The condensed interim financial statements as of September 30, 2021 and for the three-month and nine-month periods ended September 30, 2021 and 2020, included herein, have been reviewed by Weaver and Tidwell, L.L.P., an independent registered public accounting firm, as stated in their report appearing herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Unit Holders of Permian Basin Royalty Trust and

Simmons Bank, Trustee

Dallas, Texas

Results of Review of Interim Financial Statements

We have reviewed the accompanying condensed statements of assets, liabilities and trust corpus of Permian Basin Royalty Trust (the “Trust”) as of September 30, 2021 and the related condensed statements of distributable income and changes in trust corpus for the three-month and nine-month periods ended September 30, 2021 and 2020, and the related notes (collectively referred to as the “condensed interim financial statements or interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying condensed interim financial statements for them to be in conformity with the modified cash basis of accounting, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America.

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

/s/ WEAVER AND TIDWELL, L.L.P.

Dallas, TX

November 15, 2021

PERMIAN BASIN ROYALTY TRUST

CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	September 30, 2021 (Unaudited)	December 31, 2020
ASSETS
Cash and short-term investments	$2,178,062	$1,725,449
Net overriding royalty interests in producing oil and gas properties (net of accumulated amortization of $10,627,973 and $10,592,340 at September 30, 2021 and December 31, 2020, respectively)	347,243	382,876

TOTAL ASSETS	$2,525,305	$2,108,325

LIABILITIES AND TRUST CORPUS
Distribution payable to Unit holders	$1,078,062	$625,449
Commitments and reserves for contingencies (Note 6)	1,100,000	1,100,000
Trust corpus – 46,608,796 Units of beneficial interest authorized and outstanding	347,243	382,876

TOTAL LIABILITIES AND TRUST CORPUS	$2,525,305	$2,108,325

The accompanying notes are an integral part of these condensed financial statements.

PERMIAN BASIN ROYALTY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

	THREE MONTHS ENDED September 30, 2021	THREE MONTHS ENDED September 30, 2020
Royalty income	$3,344,086	$1,358,890
Interest income	1,273	1,280

	3,345,359	1,360,120
General and administrative expenditures	(361,096)	(105,830)

Distributable income	$2,984,263	$1,254,340

Distributable income per Unit (46,608,796 Units)	$.06	$.03

The accompanying notes are an integral part of these condensed financial statements.

PERMIAN BASIN ROYALTY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

	NINE MONTHS ENDED September 30, 2021	NINE MONTHS ENDED September 30, 2020

Royalty income	$8,409,389	$10,059,901
Interest income	3,859	8,064

	8,413,247	10,067,965

Reserved for Expenses	—	50,000

General and administrative expenditures	(931,140)	(905,281)

Distributable income	$7,482,108	$9,112,684

Distributable income per Unit (46,608,796 Units)	$.16	$.20

The accompanying notes are an integral part of these condensed financial statements.

PERMIAN BASIN ROYALTY TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

	THREE MONTHS ENDED September 30, 2021	THREE MONTHS ENDED September 30, 2020

Trust corpus, beginning of period	$361,333	$402,180

Amortization of net overriding royalty interests	(14,090)	(12,740)
Distributable income	2,984,263	1,254,340
Distributions declared	(2,984,263)	(1,254,340)

Total Trust Corpus, end of period	$347,243	$389,440

Distributions per Unit	$.06	$.03

The accompanying notes are an integral part of these condensed financial statements.

PERMIAN BASIN ROYALTY TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

	NINE MONTHS ENDED September 30, 2021	NINE MONTHS ENDED September 30, 2020

Trust corpus, beginning of period	$382,876	$424,507

Amortization of net overriding royalty interests	(35,633)	(35,067)
Distributable income	7,482,108	9,122,684
Distributions declared	(7,482,108)	(9,122,684)

Total Trust Corpus, end of period	$347,243	$389,440

Distributions per Unit	$.16	$.20

The accompanying notes are an integral part of these condensed financial statements.

PERMIAN BASIN ROYALTY TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1.	TRUST ORGANIZATION AND PROVISIONS

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

Burlington Resources Oil & Gas Company LP (“BROG”), a subsidiary of ConocoPhillips, was the interest owner for the Waddell Ranch properties and Riverhill Energy Corporation (“Riverhill Energy”), formerly a wholly owned subsidiary of Riverhill Capital Corporation (“Riverhill Capital”) and formerly an affiliate of Coastal Management Corporation (“CMC”), is the interest owner for the Texas Royalty properties. In February 1997, BROG sold its interest in the Texas Royalty properties to Riverhill Energy. Riverhill Energy currently conducts all field, technical and accounting operations for the Texas Royalty Properties. BROG notified the Trust that on November 1, 2019, the Waddell Ranch properties that are subject to the Net Overriding Royalty Conveyance (Permian Basin Royalty Trust-Waddell Ranch) dated November1, 1980, were sold to Blackbeard Operating, LLC (“Blackbeard”) of Fort Worth, Texas. Blackbeard became the operator effective as of April 1, 2020.

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

Subsequent to September 30, 2021, the Trust declared a distribution on October 19, 2021 of $0.022354 per Unit payable on November 15, 2021 to Unit holders of record on October 29, 2021.

On November 4, 2021, the Trustee announced that it has entered into an agreement with Argent Trust Company, a Tennessee chartered trust company (“Argent”), pursuant to which the Trustee will be resigning as trustee of the Trust and will nominate Argent as successor trustee of the Trust. The Trustee’s resignation as trustee, and Argent’s appointment as successor trustee, are subject to certain conditions set forth in the agreement, including approval by the Unit holders of the Trust and of certain other trusts of which Simmons Bank acts as trustee (or a court) of (i) Argent’s appointment as successor trustee and (ii) any amendments to the Indenture of the Trust and the trust agreements and indentures of the other trusts necessary to permit Argent to serve as successor trustee.

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

Commodity Prices

The Trust’s income and monthly distributions are heavily influenced by commodity prices. Commodity prices may fluctuate widely in response to (i) relatively minor changes in the supply of and demand for oil and natural gas, (ii) market uncertainty and (iii) a variety of additional factors that are beyond the Trustee’s control. In 2020, there was a substantial decrease in oil and natural gas prices due in part to significantly decreased demand as a result of the novel coronavirus (“COVID-19”) pandemic. A combination of these factors resulted in the price of oil falling below zero to $(37.63) per barrel of oil on April 20, 2020, recovering the following day to $10.01 per barrel of oil. Recent prices have been substantially higher, but are expected to remain volatile. As of November 12, 2021, the price of oil was $80.78. Factors that may impact future commodity prices, including the price of oil and natural gas, include but are not limited to:

•	political conditions in major oil producing regions, especially in the Middle East;

•	worldwide economic conditions;

•	weather conditions;

•	trade barriers;

•	public health concerns, including the COVID 19 pandemic;

•	the supply and price of domestic and foreign crude oil or natural gas;

•	the level of consumer demand;

•	the price and availability of alternative fuels;

•	the proximity to, and capacity of, transportation facilities;

•	the effect of worldwide energy conservation measures; and

•	the nature and extent of governmental regulation and taxation.

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

Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020

For the quarter ended September 30, 2021, royalty income received by the Trust amounted to $3,344,086 compared to royalty income of $1,358,890 during the third quarter of 2020. The increase in royalty income is primarily attributable to an increase in oil and gas pricing and an increase in oil and gas production, primarily on the Texas Royalty Properties as compared to the quarter ended September 30, 2020. Blackbeard, after assuming the role of operator of the Waddell Ranch properties, immediately instituted a workover of specific wells, which caused the Trust not to receive any royalty income from the Waddell Ranch properties in the third quarter of 2021. Average oil and gas prices were $68.34 and $3.36, respectively, for the quarter ending September 30, 2021 compared to $28.55 and $1.74 for the quarter ended September 30, 2020.

Interest income for the quarter ended September 30, 2021 was $1,273 compared to $1,280 during the third quarter of 2020. The decrease in interest income is primarily attributable to decreased amounts of funds available for investment. Total expenses during the third quarter of 2021 amounted to $361,096 compared to $105,830 during the third quarter of 2020. The increase in total expenses can be primarily attributed to increased expense for professional services, printing expenses and the timing of payment of expenses.

These transactions resulted in distributable income for the quarter ended September 30, 2021 of $2,984,263 or $0.064028 per Unit of beneficial interest. Distributions of $0.021355, $0.019552 and $0.023119 per Unit were made to Unit holders of record as of July 30, 2021, August 31, 2021, and September 30, 2021, respectively. For the third quarter of 2020, distributable income was $1,254,340 or $0.03 per Unit of beneficial interest.

Royalty income for the Trust for the third quarter of the calendar year is associated with actual oil and gas production for the period of May, June and July 2021 from the properties from which the Trust’s net overriding royalty interests (“Royalties”) were carved. Oil and gas sales attributable to the Royalties and the properties from which the Royalties were carved are as follows:

	Three Months Ended September 30,
	2021	2020
Royalties:
Oil sales (Bbls)	264,235	90,097
Gas sales (Mcf)	920,432	266,443

Properties From Which The Royalties Were Carved:
Oil:
Total oil sales (Bbls)	342,171	200,549
Average per day (Bbls)	3,802	2,204
Average price per Bbl	$68.34	$28.55

Gas:
Total gas sales (Mcf)	1,221,263	775,713
Average per day (Mcf)	13,420	8,524
Average price per Mcf	$3.36	$1.74

The average received price of oil increased to an average price per barrel of $68.34 in the third quarter of 2021, compared to $28.55 per Bbl in the third quarter of 2020 due to worldwide market variables. The Trustee has been advised by the operator of the Waddell Ranch properties that for the period of August 1, 1993, through September 30, 2021, the oil from the Waddell Ranch properties was being sold under a competitive bid to a third party. The average price of gas (including natural gas liquids) increased from $1.74 per Mcf in the third quarter of 2020 to $3.36 (including pricing for gas liquids) per Mcf in the third quarter of 2021 due to change in overall market variables.

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

Capital expenditures for drilling, remedial and maintenance activities on the Waddell Ranch properties during the third quarter of 2021 totaled $26.8 million (gross) as compared to $2.8 million for the third quarter of 2020. Blackbeard has previously informed the Trustee that the 2021 capital expenditures budget has been revised to $88.6 million (gross) for the Waddell Ranch properties. The total amount of capital expenditures for 2020 with regard to the Waddell Ranch properties totaled $10.4 million (gross).

The Trust’s portion of the revised budget is $51 million for the entire year of 2021. The Trustee has been advised that there were 13.9 (net to the Trust) workover wells completed, 7.1 (net to the Trust) new wells completed, 9.4 (net to the Trust) new wells in progress and 12.6 (net to the Trust) workover wells in progress during the three months ended September 30, 2021, as compared to 5 (net to the Trust) vertical drill wells started and 3 (net to the Trust) completed, 2 (net to the Trust) new wells in progress, and 5 (net to the Trust) workover wells in progress for the three months ended September 30, 2020, on the Waddell Ranch properties. There were various facility projects in progress for the third quarter of 2021.

Lease operating expenses and property taxes totaled $6.6 million (gross) for the third quarter of 2021, compared to $5.197 million (gross) for the same period in 2020 on the Waddell Ranch properties due to increased maintenance work.

Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020

For the nine months ended September 30, 2021, royalty income received by the Trust amounted to $8,409,389 compared to royalty income of $10,059,901 for the nine months ended September 30, 2020. The decrease in royalty income is primarily attributable to an increase in oil pricing, offset by a decrease in oil and gas production, as compared to the nine months ended September 30, 2020. However, the Waddell Properties did not contribute to Royalties for the nine months of 2021 due to excess costs, but production did increase for the nine-month period. Average oil and gas prices were $58.79 and $2.92 for the nine months ended September 30, 2021 compared to $40.05 and $1.38 for the nine months ended September 30, 2020.

Interest income for the nine months ended September 30, 2021, was $3,859 compared to $8,064 during the nine months ended September 30, 2020. The decrease in interest income is primarily attributable to decreased amounts of funds available for investment. Total expenses during the nine months ended September 30, 2021, amounted to $931,140 compared to $955,281 during the nine months ended September 30, 2020. The decrease in total expenses can be primarily attributed to decreased expense for professional services, printing expenses and the timing expenses, including lack of expense reserve in current quarter.

These transactions resulted in distributable income for the nine months ended September 30, 2021 of $7,482,108, or $.16 per Unit. For the nine months ended September 30, 2020, distributable income was $9,112,684, or $0.20 per Unit.

Royalty income for the Trust for the nine months ended September 30, 2021, is associated with actual oil and gas production for the period November 2020 through July 2021 from the properties from which the Royalties were carved. Oil and gas sales attributable to the Royalties and the properties from which the Royalties were carved are as follows:

	Nine Months Ended
	2021	2020
Royalties:
Oil sales (Bbls)	647,695	272,850
Gas sales (Mcf)	2,646,613	724,739

Properties From Which The Royalties Were Carved:
Oil:
Total oil sales (Bbls)	833,399	622,405
Average per day (Bbls)	4,604	2,626
Average price per Bbl	$58.79	$40.05

Gas:
Total gas sales (Mcf)	3,509,450	2,576,279
Average per day (Mcf)	19,389	10,870
Average price per Mcf	$2.92	$1.38

The average received price of oil increased during the nine months ended September 30, 2021 to $58.79 per barrel compared to $40.05 per barrel for the same period in 2020 due to worldwide market variables. The increase in the average price of gas (including natural gas liquids) from $1.38 per Mcf for the nine months ended September 30, 2020, to $2.92 per Mcf for the nine months ended September 30, 2021 due to change in overall market variables.

Since the oil and gas sales attributable to the Royalties are based on an allocation formula that is dependent on such factors as price and cost (including capital expenditures), the production amounts in the Royalties section of the above table do not provide a meaningful comparison. Oil volume increased and gas sales volumes increased from the properties from which the Royalties are carved for the applicable period of 2021 compared to 2020.

Capital expenditures for drilling, remedial and maintenance activities on the Waddell Ranch properties for the nine months ended September 30, 2021 totaled $46.8 million (gross) compared to $3.8 million (gross) to the Trust for the same period in 2020. Blackbeard has previously advised the Trustee that the 2021 capital expenditures budget for the Waddell Ranch properties is $88.6 million (gross).

The Trustee has been advised that 32.3 (net to the Trust) workover wells were completed and 25.6 (net to the Trust) workover wells were in progress, along with 15.4 (net to the Trust) new drill wells completed and 16.9 (net to the Trust) waiting on completion on the Waddell Ranch properties during the nine months ended September 30, 2021, as compared to 5 (net to the Trust) vertical drill wells started, 3 (net to the Trust) completed and 5 (net to the Trust) workover wells in progress on the Waddell Ranch properties during the nine months ended September 30, 2020. There were various facility projects in progress for the third quarter of 2021.

Lease operating expenses and property taxes totaled $13.3 million for the nine months ended September 30, 2021, compared to $15.7 million for the same period in 2020. The decrease in lease operating expense is primarily attributable to decreased spending on facilities and maintenance.

Calculation of Royalty Income

The Trust’s royalty income is computed as a percentage of the net profit from the operation of the properties in which the Trust owns net overriding royalty interests. The royalty income received and recorded by the Trust was determined by the operator as noted below. These percentages of net profits are 75% and 95% in the case of the Waddell Ranch properties and the Texas Royalty properties, respectively. Royalty income received by the Trust for the three months ended September 30, 2021 and 2020, respectively, were computed as shown in the table below:

	THREE MONTHS ENDED SEPTEMBER 30
	2021			2020
	WADDELL RANCH PROPERTIES		TEXAS ROYALTY PROPERTIES	WADDELL RANCH PROPERTIES		TEXAS ROYALTY PROPERTIES

Gross proceeds of sales from the Underlying Properties
Oil proceeds	$19,713,038		$3,672,468	$4,198,725		$1,527,614
Gas proceeds	3,863,742		243,784	1,250,926		99,930
Other (adjustment)	10,589,056	(1)	—	2,827,125	(1)	—

Total	34,165,836		3,916,252	8,276,776		1,627,544

Less:
Severance tax:
Oil	908,600		144,455	208,803		62,844
Gas	69,456		11,706	7,132		4,290
Lease operating expense and property tax:
Oil and gas	6,396,277		240,000	5,197,997		130,000
Capital expenditures	26,791,503		—	2,862,844		—

Total	34,165,836		396,161	8,276,776		197,134

Net profits	—		3,520,091	—		1,430,410
Net overriding royalty interests	75%		95%	75%		95%

Royalty income	$—	(1)	3,344,086	$—	(1)	1,358,890

(1)

Due to the NPI deficit, the Waddell Ranch properties did not contribute to Royalty income for the three months ended September 30, 2021. As of September 30, 2021, the cumulative NPI deficit was $16,193,781 for the underlying property (at 75%). The NPI deficit must be recovered from future proceeds of the Waddell Ranch properties prior to any other proceeds being paid to the Trust.

Critical Accounting Policies and Estimates

A disclosure of critical accounting policies and the more significant judgments and estimates used in the preparation of the Trust’s financial statements is included in Item 7 of the Trust’s Annual Report on Form 10-K for the year ended December 31, 2020. There have been no significant changes to the critical accounting policies during the nine months ended September 30, 2021.

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

Risk factors relating to the Trust are contained in Item 1A of the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020. Except as set forth in such filing, no material change to such risk factors has occurred during the nine months ended September 30, 2021.

Items 2 through 5.

Not applicable.

Item 6.	Exhibits

4.1	Permian Basin Amended and Restated Royalty Trust Indenture dated June 20, 2014, between Southland Royalty Company (now Burlington Resources Oil & Gas Company LP) and The First National Bank of Fort Worth (now Simmons Bank), as Trustee, heretofore filed as Exhibit 4.1 to the Trust’s Quarterly Report on Form 10-Q to the Securities and Exchange Commission for the quarterly period ended June 30, 2014, is incorporated herein by reference. *

4.2	Net Overriding Royalty Conveyance (Permian Basin Royalty Trust) from Southland Royalty Company (now Burlington Resources Oil & Gas Company LP) to The First National Bank of Fort Worth (now Simmons Bank), as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit (4)(b) to the Trust’s Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980, is incorporated herein by reference. * (P)

4.3	Net Overriding Royalty Conveyance (Permian Basin Royalty Trust) from Southland Royalty Company (now Burlington Resources Oil & Gas Company LP) to The First National Bank of Fort Worth (now Simmons Bank), as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit (4)(b) to the Trust’s Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980, is incorporated herein by reference. * (P)

10.1	Registration Rights Agreement dated as of July 21, 2004 by and between Burlington Resources, Inc. and Bank of America, N.A., as trustee of Permian Basin Royalty Trust, heretofore filed as Exhibit 10.1 to the Trust’s Quarterly Report on Form 10-Q to the Securities and Exchange Commission for the quarterly period ended June 30, 2004 is incorporated herein by reference. *

10.2	Underwriting Agreement dated December 15, 2005 among the Permian Basin Royalty Trust, Burlington Resources, Inc., Burlington Resources Oil & Gas L.P. and Lehman Brothers Inc. and Wachovia Capital Markets, LLC as representatives of the several underwriters, heretofore filed as Exhibit 10.1 to the Trust’s current report on Form 8-K to the Securities and Exchange Commission filed on December 19, 2005, is incorporated herein by reference. *

10.3	Underwriting Agreement dated August 2, 2005 among the Permian Basin Royalty Trust, Burlington Resources, Inc., Burlington Resources Oil & Gas L.P. and Goldman Sachs & Co. and Lehman Brothers Inc. as representatives of the several underwriters, heretofore filed as Exhibit 10.1 to the Trust’s current report on Form 8-K to the Securities and Exchange Commission filed on August 8, 2005, is incorporated herein by reference. *

10.4	Underwriting Agreement dated August 17, 2006 among Permian Basin Royalty Trust, ConocoPhillips, Burlington Resources Oil & Gas Company LP and Lehman Brothers Inc. and Wachovia Capital Markets, LLC as representatives of the several underwriters heretofore filed as Exhibit 10.1 to the Trust’s current report on Form 8-K to the Securities and Exchange Commission filed on August 22, 2006, is incorporated herein by reference. *

31.1	Certification by Ron E. Hooper, Senior Vice President Royalty Trust Management of Simmons Bank, Trustee of Permian Basin Royalty Trust, dated November 15, 2021 and submitted pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate by Simmons Bank, Trustee of Permian Basin Royalty Trust, dated November 15, 2021 and submitted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

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
Ron E. Hooper
SVP Royalty Trust Management

Date: November 15, 2021

(The Trust has no directors or executive officers.)