Form 10-K
period 2021-12-31
PERMIAN BASIN ROYALTY TRUST
filed 2022-03-30
CIK 319654

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes   ☐        No  ☒

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 USC. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $261,941,434.

At March 1, 2022, there were 46,608,796 Units of Beneficial Interest of the Trust outstanding.

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

On November 4, 2021, Simmons Bank announced that it has entered into an agreement with Argent Trust Company, a Tennessee chartered trust company (“Argent”), pursuant to which Simmons Bank will be resigning as trustee of the Trust and will nominate Argent as successor trustee of the Trust. The Trustee’s resignation as trustee, and Argent’s appointment as successor trustee, are subject to certain conditions set forth in the agreement, including approval by the Unit holders of the Trust and of certain other trusts of which Simmons Bank acts as trustee (or a court) of (i) Argent’s appointment as successor trustee and (ii) any amendments to the indenture of the Trust and the trust agreements and indentures of the other trusts necessary to permit Argent to serve as successor trustee.

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

The Trust’s income and monthly distributions are heavily influenced by commodity prices. Commodity prices may fluctuate widely in response to (i) relatively minor changes in the supply of and demand for oil and natural gas, (ii) market uncertainty and (iii) a variety of additional factors that are beyond the Trustee’s control. Recently, there has been volatility in oil and natural gas prices due in part to significantly decreased demand as a result of the novel coronavirus (“COVID-19”) pandemic beginning in 2020, followed by increasing prices in 2021 and the first quarter of 2022. A combination of these factors resulted in the price of oil falling below zero to $(37.63) per barrel of oil on April 20, 2020, recovering the following day to $10.01 per barrel of oil. As of March 15, 2022, the price of oil was $96.44. It is uncertain how the war in Ukraine and resulting sanctions against Russia will affect oil prices in the coming months. Factors that may impact future commodity prices, including the price of oil and natural gas, include but are not limited to:

•	political conditions in major oil producing regions, especially in the Middle East and Russia;

•	worldwide economic and geopolitical conditions;

•	weather conditions;

•	trade barriers;

•	public health concerns, such as COVID-19;

•	the supply and price of domestic and foreign crude oil or natural gas;

•	the level of consumer demand;

•	the price and availability of alternative fuels;

•	the proximity to, and capacity of, transportation facilities;

•	the effect of worldwide energy conservation measures; and

•	the nature and extent of governmental regulation and taxation.

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

Production and development costs attributable to the Royalties are deducted in the calculation of the Trust’s share of net proceeds. Accordingly, higher or lower production and development costs will directly decrease or increase the amount received by the Trust from the Royalties. Production and development costs are impacted by increases in commodity prices, both directly, through commodity price dependent costs, such as electricity, and indirectly, as a result of demand driven increases in costs of oilfield goods and services. For example, the costs of electricity that will be included in production and development costs deducted in calculating the Trust’s share of 2022 net proceeds could increase compared to the electrical costs incurred during 2021 if higher fuel surcharges are charged by the third party electricity provider in response to any increased costs of natural gas consumed to generate the electricity. These increased costs could reduce the Trust’s share of 2022 net proceeds below the level that would exist if such costs remained at the level experienced in 2021. Similarly, new or changes to existing laws or regulations with which the Underlying Properties must comply, including environmental regulations or regulation of injection and disposal wells in connection with concerns regarding seismic activity, could result in increased production or development costs. If production and development costs attributable to the Royalties exceed the gross proceeds related to production from the Underlying Properties, the Trust will not receive net proceeds until future proceeds from production exceed the total of the excess costs plus accrued interest during the deficit period. Development activities may not generate sufficient additional proceeds to repay the costs.

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

Government action, policies or regulations designed to discourage production of, reduce demand for, or promote alternatives to oil and natural gas could impact the price of oil and natural gas produced on the Underlying Properties, directly as intended or through unintended consequences.

Governments around the world are considering actions intended to reduce greenhouse gas emissions by decreasing both the supply of and the demand for oil and natural gas products or promote alternatives. These include the adoption of cap and trade regimes, carbon taxes, trade tariffs, minimum renewable usage requirements, restrictive permitting, increased mileage and other efficiency standards, mandates for sales of electric vehicles, mandates for use of specific fuels or technologies, and other incentives or mandates designed to support transitioning to lower-emission energy sources. Political and other actors and their agents also increasingly seek to advance climate change objectives indirectly, such as by seeking to reduce the availability or increase the cost of financing and investment in the oil and gas sector. Depending on how policies are formulated and applied, such policies could impact the ability and costs of the operators of the Underlying Properties supply products, demand for their products, or the competitiveness of hydrocarbon-based products, which in turn, could reduce royalty income to the Trust Any policy that increases the costs for operators of the Underlying Properties or decreased market prices could have a material impact on the distributable income of the Trust.

Trustee may be subject to attempted cybersecurity disruptions from a variety of sources including state-sponsored actors.

The Trustee maintains robust cybersecurity protocols including, but not limited to technological capabilities that prevent and detect disruptions; computer workstations and programs protected with passwords and passphrases, as well as employee training throughout the year on banking regulations and cybersecurity followed up by testing of that knowledge. Other, non-technical protocols include securing of documents and work areas that could contain person, non-public information. If the measures taken to protect against cybersecurity disruptions prove to be insufficient or if proprietary data is otherwise not protected, the Trustee, or customer, employees, or third parties could be adversely affected. The Trust is also exposed to potential harm from cybersecurity events that may affect the operations of third-parties, including suppliers, service providers (including providers of cloud-hosting services for our data or applications), and customers. Cybersecurity disruptions could cause physical harm to people or the environment, damage or destroy assets; compromise business systems; result in proprietary information being altered, lost, or stolen; result in employee, customer, or third-party information being compromised; or otherwise disrupt business operations. The Trust could incur significant costs to remedy the effects of a major cybersecurity disruption in addition to costs in connection with resulting regulatory actions, litigations, or reputational harm.

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

As of December 31, 2021, oil and gas production from the Waddell Ranch properties is processed through a single facility, future distributions from those properties may be particularly susceptible to such risks. A partial or complete shut down of operations at that facility could disrupt the flow of royalty payments to the Trust and, accordingly, the Trust’s distributions to its Unit holders. In addition, although Blackbeard is the current operator of record of the properties burdened by the Waddell Ranch overriding royalty interests, none of the Trustee, the Unit holders or Blackbeard, as the current operator, has an operating interest in the properties burdened by the Texas Royalty properties’ (as defined herein on page 10) overriding royalty interests. As a result, these parties are not in a position to eliminate or mitigate the above or similar occurrences with respect to such properties and may not become aware of such occurrences prior to any reduction in Trust distributions which may result therefrom.

Increased concerns about climate change and environmental sustainability.

There is considerable debate as to the environmental effects of greenhouse gas emissions and associated consequences affecting global climate, oceans, and ecosystems. We are not in a position to validate or repudiate the existence of climate change or various aspects of the scientific debate. However, if climate change is occurring, it could have an impact on the operation of the Underlying Properties. Underlying Properties in areas with limited water availability may be impacted if droughts become more frequent or severe. Similarly, more extreme weather events such as ice storms or extended periods of freezing temperatures could disrupt operation and production of the Underlying Properties. Changes in climate or weather may hinder exploration and production activities or increase or decrease the cost of production of oil and natural gas resources and consequently affect demand. Changes in climate or weather may also affect consumer demand for energy or alter the overall energy mix. However, we are not in a position to predict the precise effects of climate change on energy markets or the physical effects of climate change. We are providing this disclosure based on publicly available information on the matter.

Finally, it should be noted that, recently, activists concerned about the potential effects of climate change have directed their attention at sources of funding for fossil-fuel energy companies, which has resulted in certain financial institutions, funds and other sources of capital restricting or eliminating their investment in oil and natural gas activities. In addition, spurred by increasing concerns regarding climate change, the oil and gas industry faces growing demand for corporate transparency and a demonstrated commitment to sustainability goals. Environmental, social, and governance (“ESG”) goals and programs, which typically include extralegal targets related to environmental stewardship, social responsibility, and corporate governance, have become an increasing focus of investors and shareholders across the industry. While reporting on ESG metrics remains voluntary, access to capital and investors is likely to favor companies with robust ESG programs in place. Ultimately, these initiatives could make it more difficult for companies, including the companies that operate the Underlying Properties, to secure funding for exploration and production activities. Notwithstanding potential risks related to climate change, the International Energy Agency (“IEA”) estimates that global energy demand will continue to rise and will not peak until after 2040 and that oil and natural gas will continue to represent a substantial percentage of global energy use over that time. However, for the first time, the IEA’s World Energy Outlook for 2021 estimated that aggregate fossil fuel demand will slow to a plateau in the 2030s and fall slightly by 2050.

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

U.S. federal tax reform legislation known as the Tax Cuts and Jobs Act (the “TCJA”) was enacted December 22, 2017, and made significant changes to the federal income tax rules applicable to both individuals and entities, including changes to the effective tax rate on a Unit holder’s allocable share of certain income from the Trust. The TCJA is complex and lacks administrative guidance in certain areas, thus, Unit holders should consult their tax advisor regarding the TCJA and its effect on an investment in Trust Units. In addition, President Biden’s administration has generally proposed repealing fossil fuel tax subsidies, which could impact certain tax benefits available to Trust Unit holders.

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

Demand for oil and gas, and the business and operations of the operators of the properties underlying the net profits interests, had and may in the future be adversely impacted by the different variants of the COVID-19 pandemic and measures being taken to mitigate its impact. As past coronavirus outbreaks and government responses escalated and de-escalated regionally and sporadically, the extent of the impact on domestic sales of crude oil and natural gas remains unknown. The industry experienced a sharp and rapid decline in the demand for crude oil and natural gas as the U.S. and global economy in 2020, and commodity prices, were negatively impacted as economic activity was curtailed in response to the COVID-19 pandemic, as well as due to other geopolitical factors. At this time, the full extent to which COVID-19 will negatively impact the global economy and the oil and gas industry is uncertain, but pandemics or other significant public health events will most likely have a material adverse effect on the operators’ business and financial condition which would likely have an adverse effect on trust distributions.

Item 1B.	Unresolved Staff Comments

The Trust has not received any written comments from the Securities and Exchange Commission staff regarding its periodic or current reports under the Act not less than 180 days before December 31, 2021, which comments remain unresolved.

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

A production index for oil and gas properties is the number of years derived by dividing remaining reserves by current production. The production index for the Trust properties based on the reserve report prepared by independent petroleum engineers as of December 31, 2021, is approximately 7-8 years.

The following information under this Item 2 is based upon data and information, including audited computation statements, furnished to the Trustee by Blackbeard, the owner of the Waddell Ranch properties and BROG, the former owner of the Waddell Ranch properties, and Riverhill Energy, the owner of the Texas Royalty properties.

PRODUCING ACREAGE, WELLS AND DRILLING

Waddell Ranch Properties.    The net profits/overriding royalty interest in the Waddell Ranch properties is the largest asset of the Trust. The mineral interests in the Waddell Ranch, from which such net royalty interests are carved, vary from 37.5% (Trust net interest) to 50% (Trust net interest) in 78,715 gross (34,205 net) producing acres. A majority of the proved reserves are attributable to six fields: Dune, Sand Hills (Judkins), Sand Hills (McKnight), Sand Hills (Tubb), University-Waddell (Devonian) and Waddell. At December 31, 2021, the Waddell Ranch properties contained 775 gross (268 net) productive oil wells, 107 gross 38 net) productive gas wells and 152 gross (50 net) injection wells.

As of April 1, 2020, Blackbeard Operating, LLC (“Blackbeard”) became operator of record of the Waddell Ranch properties. All field, technical and accounting operations have been contracted by agreements between the working interest owners and Schlumberger Integrated Project Management (“IPM”) and Riverhill Capital Corporation (“Riverhill Capital”), but remain under the direction of Blackbeard, as of December 31, 2021.

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

The Waddell Ranch properties are mature producing properties, and all of the major oil fields are currently being waterflooded for the purpose of facilitating enhanced recovery. Proved reserves and estimated future net revenues attributable to the properties are included in the reserve reports summarized below. The owner of the Underlying Properties for Waddell Ranch does not own the full working interest in any of the tracts constituting the Waddell Ranch properties and, therefore, implementation of any development programs will require approvals of other working interest holders as well as the owner of the Underlying Properties. In addition, implementation of any development programs will be dependent upon oil and gas prices currently being received and anticipated to be received in the future. There were 79 gross (30 net) drill wells completed on the Waddell Ranch properties during 2021. At December 31, 2021, there were 11 drill wells and 11 workover in progress on the Waddell Ranch properties. There were 16 gross (6 net) drill wells completed on the Waddell Ranch properties during 2020. At December 31, 2020, there were 4 drill wells and 3 workover in progress on the Waddell Ranch properties. There were 3 gross (0 net) drill wells completed on the Waddell Ranch properties during 2019. At December 31, 2019, there were 0 drill wells and 0 workover in progress on the Waddell Ranch properties.

Blackbeard has advised the Trustee that the total amount of capital expenditures for 2021 with regard to the Waddell Ranch properties totaled $154 million (gross). Capital expenditures include the cost of remedial and maintenance activities. The amount spent on remedial and maintenance activities is approximately $5 million of the amount expended by Blackbeard in 2021.

Blackbeard has advised the Trustee that the capital expenditures budget for 2022 totals approximately $245 million (gross) ($92 million net to the Trust), of which approximately $19 million (gross) is attributable to facilities. Accordingly, there is a 59% increase in capital expenditures expected for 2022 as compared with the 2021 capital expenditures. There are expected to be 125 (gross) new drill wells and 120 (gross) recompletions in 2022 as compared to 79 (gross) new drill wells and 110 (gross) recompletion in 2021.

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

Texas Royalty Properties.    The Texas Royalty properties consist of royalty interests in mature producing oil fields, such as Yates, Wasson, Sand Hills, East Texas, Kelly-Snyder, Panhandle Regular, N. Cowden, Todd, Keystone, Kermit, McElroy, Howard-Glasscock, Seminole and others located in 33 counties across Texas. The Texas Royalty properties consist of approximately 125 separate royalty interests containing approximately 303,000 gross (approximately 51,000 net) producing acres. Approximately 39% of the future net revenues discounted at 10% attributable to Texas Royalty properties are located in the Wasson and Yates fields. Detailed information concerning the number of wells on royalty properties is not generally available to the owners of royalty interests. Consequently, an accurate count of the number of wells located on the Texas Royalty properties cannot readily be obtained.

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

Well Count and Acreage Summary.    The following table shows as of December 31, 2021, the gross and net producing wells and acres for the Blackbeard interests on the Waddell Ranch. The net wells and acres are determined by multiplying the gross wells or acres by the Blackbeard interests owner’s working interest in the wells or acres as of December 31, 2021. Similar information is not available for the Riverhill Energy interests. There is no undeveloped acreage on the Waddell Ranch properties.

	NUMBER OF WELLS		ACRES
	Gross	Net	Gross	Net
Blackbeard Interests	1,015	346	78,715	34,205

OIL AND GAS PRODUCTION

The Trust recognizes production during the month in which the related distribution is received. Production of oil and gas attributable to the Royalties and the Underlying Properties, the related average sales prices and the average production cost per unit of production attributable to the Underlying Properties for the three years ended December 31, 2021, excluding portions attributable to the adjustments discussed below, were as follows:

	Waddell Ranch Properties			Texas Royalty Properties			Total
	2021	2020	2019	2021	2020	2019	2021	2020	2019
Royalties:
Production
Oil (barrels)	775,230	219,634	132,972	191,876	215,685	227,634	967,106	435,319	360,606
Gas (Mcf)	3,754,386	1,282,070	632,770	122,262	155,292	225,239	3,876,648	1,437,362	858,009
Underlying Properties:
Production
Oil (barrels)	1,033,640	583,386	612,146	215,710	247,755	259,367	1,249,350	831,141	871,513
Gas (Mcf)	5,005,848	3,341,590	3,092,465	137,578	178,925	254,457	5,143,426	3,520,515	3,346,922
Average Sales Price
Oil/barrel	$64.17	$39.02	$52.02	$59.34	$40.74	$51.38	$63.34	$39.51	$51.74
Gas/Mcf	$3.45	$1.37	$2.77	$6.59	$3.33	$4.60	$3.53	$1.47	$2.64
Average Production Cost Oil/Gas BOE	$17.71	$32.92	$25.19	$5.36	$4.27	$5.40	$16.01	$26.54	$21.01

Since the oil and gas sales attributable to the Royalties are based on an allocation formula that is dependent on such factors as price and cost (including capital expenditures), production amounts do not necessarily provide a meaningful comparison.

Waddell Ranch properties lease operating expense for 2021 was $23.0 million (gross). The lease operating expense increased from $19.6 million in 2020 primarily because of increasing activity and facilities maintenance. Waddell Ranch lifting cost on a barrel of oil equivalent (BOE) basis was $17.71/bbl as compared to $32.92 in 2020 and $25.19 in 2019.

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

(ii) In the absence of data on fluid contacts, proved quantities in a reservoir are limited by the lowest known hydrocarbons (“LKH”) as seen in a well penetration unless geoscience, engineering, or performance data and reliable technology establishes a lower contact with reasonable certainty.

(iii) Where direct observation from well penetrations has defined a highest known oil (“HKO”) elevation and the potential exists for an associated gas cap, proved oil reserves may be assigned in the structurally higher portions of the reservoir only if geoscience, engineering, or performance data and reliable technology establish the higher contact with reasonable certainty.

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

The independent petroleum engineers’ reports as to the proved oil and gas reserves attributable to the Royalties conveyed to the Trust were prepared by Cawley, Gillespie & Associates, Inc. Cawley, Gillespie & Associates, Inc., whose firm registration number is F-693, was founded in 1961 and is nationally recognized in the evaluation of oil and natural gas properties. The technical person at Cawley, Gillespie & Associates, Inc. primarily responsible for overseeing the reserves estimates with respect to the Trust is Zane Meekins. Mr. Meekins has been a practicing petroleum engineering consultant since 1989 with over 34 years of practice experience in petroleum engineering, and is a registered professional engineer in the State of Texas (License No. 71055). Mr. Meekins graduated from Texas A&M University in 1987, Summa Cum Laude, with a B.S. degree in Petroleum Engineering. Both Cawley, Gillespie & Associates, Inc. and Mr. Meekins have indicated that they meet or exceed all requirements set forth in Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers.

Cawley, Gillespie & Associates, Inc.’s reports are attached as exhibits to this Form 10-K. The following table presents a reconciliation of proved reserve quantities from January 1, 2019 through December 31, 2021 (in thousands):

	Waddell Ranch Properties		Texas Royalty Properties		Total
	Oil (Bbls)	Gas (Mcf)	Oil (Bbls)	Gas (Mcf)	Oil (Bbls)	Gas (Mcf)
January 1, 2019	1,077	5,722	3,184	2,182	4,261	7,904
Extensions, discoveries, and other additions	5	18	—	—	5	18
Revisions of previous estimates	(29)	(1,412)	153	(266)	124	(1,678)
Production	(133)	(633)	(228)	(225)	(361)	(858)

December 31, 2019	920	3,695	3,109	1,691	4,029	5,386
Extensions, discoveries, and other additions	615	1,327	—	—	615	1,327
Revisions of previous estimates	155	1,060	87	62	242	1,122
Production	(220)	(1,282)	(216)	(155)	(436)	(1,437)

December 31, 2020	1,470	4,800	2,980	1,598	4,450	6,398
Extensions, discoveries, and other additions	1,309	2,123	—	—	1,309	2,123
Revisions of previous estimates	1,982	6,611	(151)	9	1,831	6,620
Production	(775)	(3,754)	(192)	(122)	(967)	(3,877)

December 31, 2021	3,986	9,780	2,637	1,485	6,623	11,264

Estimated quantities of proved reserves and net cash flow as of December 31, 2021 are as follows:

	Waddell Ranch Properties
	Oil (Mstb)	Gas (Mcf)	Net Cash Flow, M$	10% Disc. Cash Flow, M$
Proved Developed Producing	2,677	7,657	$205,149	$137,084
Proved Developed Non-Producing	165	442	$12,504	$5,875

Proved Developed	2,842	8,099	$217,652	$142,959
Proved Undeveloped	1,144	1,681	$79,529	$45,369

Total Proved	3,986	9,780	$297,182	$188,329

	Texas Royalty Properties
	Oil (Mstb)	Gas (Mcf)	Net Cash Flow, M$	10% Disc. Cash Flow, M$
Proved Developed Producing	2,637	1,485	$167,968	$71,528

Proved Developed	2,637	1, 485	$167,968	$71,528

Total Proved	2,637	1,485	$167,968	$71,528

	Total Waddell Ranch Plus Texas Royalty Properties
	Oil (Mstb)	Gas (Mcf)	Net Cash Flow, M$	10% Disc. Cash Flow, M$
Proved Developed Producing	5,314	9,141	$373,116	$208,611
Proved Developed Non-Producing	165	442	$12,504	$5,875

Proved Developed	5,479	9,584	$385,620	$214,486
Proved Undeveloped	1,144	1,681	$79,529	$45,369

Total Proved	6,623	11,265	$465,149	$259,855

Estimated quantities of proved developed reserves of oil and gas as of the dates indicated were as follows (in thousands):

Proved Developed Reserves:	Oil (Barrels)	Gas (Mcf)
January 1, 2019	4,261	7,904
December 31, 2019	4,029	5,386
December 31, 2020	4,450	6,398
December 31, 2021	6,623	11,264

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

The 2021, 2020 and 2019 change in the standardized measure of discounted future net cash revenues related to future royalty income from proved reserves attributable to the Royalties discounted at 10% is as follows (in thousands):

	Waddell Ranch Properties			Texas Royalty Properties			Total
	2021	2020	2019	2021	2020	2019	2021	2020	2019
January 1	$33,852	$34,239	$54,226	$46,239	$68,516	$85,142	$80,091	$102,755	$139,368
Extensions, discoveries, and other additions	51,245	10,240	16	—	—	—	51,245	10,240	16
Accretion of discount	3,385	3,424	5,408	4,624	6,852		8,009	10,276	13,922
Revisions of previous estimates and other	99,847	(11,039)	(17,146)	32,470	(20,101)	(12,917)	132,317	(31,140)	(30,063)
Royalty income	—	(3,012)	(8,265)	(11,806)	(9,028)	(12,223)	(11,806)	(12,040)	(20,488)

December 31	$188,329	$33,852	$34,239	$71,527	$46,239	$68,516	$259,856	$80,091	$102,755

Average oil and gas prices of $66.56 per barrel and $3.65 per Mcf were used to determine the estimated future net revenues from the Waddell Ranch properties and the Texas Royalty properties, respectively, at December 31, 2021. The upward revisions of both reserves and discounted future net cash flows for the Waddell Ranch properties are primarily due to stronger pricing for oil and by stronger gas pricing. The Texas Royalty properties are revised upward due to stronger pricing for oil.

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

The following presents estimated future net revenue and the present value of estimated future net revenue attributable to the Royalties, for each of the years ended December 31, 2021, 2020 and 2019 (in thousands):

	2021		2020		2019
	Estimated Future Net Revenue	Present Value at 10%	Estimated Future Net Revenue	Present Value at 10%	Estimated Future Net Revenue	Present Value at 10%
Total Proved
Waddell Ranch properties	$297,181	$188,329	$61,731	$33,852	$51,879	$34,239
Texas Royalty properties	167,968	71,527	108,715	46,239	159,684	68,516

Total	$465,149	$259,856	$170,446	$80,091	$211,563	$102,755

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

Sales of crude oil, condensate and natural gas liquids are not currently regulated and are made at market prices. Crude oil prices are affected by a variety of factors. Since domestic crude price controls were lifted in 1981, the principal factors influencing the prices received by producers of domestic crude oil have been the pricing and production of the members of the Organization of Petroleum Export Countries (“OPEC”).

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

Environmental Regulation

Companies in the oil and gas industry are subject to stringent and complex federal, tribal, state and local laws and regulations governing the health and safety aspects of oil and gas operations, the management and discharge of materials into the environment, or otherwise relating to environmental protection. Those laws and regulations may impose numerous obligations that are applicable to the operations of the Underlying Properties, including the acquisition of a permit before conducting drilling, production or underground injection activities; the restriction on the types, quantities and concentrations of materials that can be emitted or released into the environment; the limitation or prohibition of drilling or other construction or operational activities on certain lands lying within wilderness, wetlands, endangered or threatened species habitat, and other protected areas; the installation of emission monitoring and/or pollution control equipment; the reporting of the types and quantities of various substances that are stored, processed, released, or disposed of in connection with operation of the Underlying Properties; the remediation of pollution from current or former operations, such as cleanup of releases, pit closure, removal of surface equipment and plugging of abandoned wells; the planning and preparedness for spill and emergency response activities; the application of specific health and safety criteria addressing worker protection; and the imposition of substantial liabilities for pollution resulting from operations including waste generation, air emissions, water discharges and current and historical waste disposal practices. Failure to comply with these laws and regulations may result in the assessment of administrative, civil or criminal penalties; the imposition of investigatory or remedial obligations; and the issuance of injunctions limiting or preventing some or all of the operations. Under certain environmental laws and regulations, the operators of the Underlying Properties could also be subject to joint and several, strict liability for the removal or remediation of previously released materials or property contamination, in either case, whether at a drill site or a waste disposal facility, regardless of whether the operators were responsible for the release or contamination or if the operations were in compliance with all applicable laws at the time those actions were taken.

In addition, climate change is the subject of an important public policy debate and the basis for new legislation proposed by the United States Congress and certain states. President Biden has set ambitious goals related to mitigating climate change, including at least a 50 per cent reduction from 2005 levels in economy-wide net greenhouse gas pollution by 2030. Some states have also adopted climate change statutes and regulations. The United States Environmental Protection Agency (the “EPA”) has promulgated greenhouse gas monitoring and reporting regulations that, since 2011, have required annual reporting of carbon dioxide, methane and nitrous oxide emissions from certain sources in the oil and natural gas industry sector, including in the onshore oil and natural gas production segment.

Beyond measuring and reporting, the EPA issued an “Endangerment Finding” under Section 202(a) of the Clean Air Act, concluding that greenhouse gas pollution threatens the public health and welfare of future generations. The EPA indicated that it will use data collected through the reporting rules to decide whether to promulgate future greenhouse gas emission limits. On August 16, 2012, the EPA issued a final rule, known as New Source Performance Standards (“NSPS”) Subpart OOOO, that established new source performance standards for volatile organic compounds (“VOC(s)”) and sulfur dioxide, an air toxics standard for major sources of oil and natural gas production, and an air toxics standard for major sources of natural gas transmission and storage. The rule required that, starting January 1, 2015, all hydraulically fractured or refractured natural gas wells be completed using reduced emission (“green”) completion technology, which significantly reduces VOC emissions. Limiting emissions of VOCs will have the co-benefit of also limiting methane, a greenhouse gas. These regulations also include requirements applicable to storage tanks and other equipment in the affected oil and natural gas industry segments. On May 12, 2016, the EPA issued a final rule, known as NSPS Subpart OOOOa, establishing additional standards for the reduction of methane, VOCs, and other emissions from new and existing sources in the oil and gas sector. Among other requirements, these new standards extended green completion requirements to new hydraulically fractured or refractured oil wells. And rulemaking concerning regulation of greenhouse gas and other emissions from the oil and natural gas industry continues: in October 2018, the EPA released proposed revisions to some of the 2016 requirements, including reducing the required frequency of fugitive emissions monitoring at well sites and compressor stations. EPA published two new rules on September 14 and 15, 2020 that remove the transmission and storage sectors of the oil and gas industry from regulation under the NSPS and rescind methane specific standards for the production and processing segments of the industry. However, in June 2021, Congress partially overturned that rollback. Furthermore, in November 2021, EPA issued a proposed rule, known as OOOOb, which would update, strengthen, and expand the NSPS Subpart OOOOa regulations for methane and VOC emissions from new, modified, and reconstructed sources, and a proposed rule, known as OOOOc, that includes emissions guidelines to assist states in the development of plans to regulate methane emissions from certain existing sources. Although the bulk of the 2012 and 2016 standards are currently in effect, future implementation and the ultimate scope of the VOC and methane emissions standards for the oil and gas production, transmission, and storage industry segments are uncertain at this time as a result of ongoing rulemakings and expected legal challenges.

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

The Federal Water Pollution Control Act, also known as the Clean Water Act (“CWA”), and analogous state laws impose restrictions and strict controls on the discharge of pollutants, including produced waters and other oil and natural gas wastes, into waters of the United States. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by EPA or the relevant state agency. The CWA also prohibits the discharge of dredge and fill material in regulated waters, including wetlands, unless authorized by a permit issued by the U.S. Army Corps of Engineers. In May 2015, EPA and the U.S. Army Corps of Engineers jointly announced a final rule defining the “Waters of the United States” (“WOTUS”) which are protected under the CWA. The rule, which would have made additional waters expressly Waters of the United States and therefore subject to the jurisdiction of the CWA, rather than subject to a case-specific evaluation, was stayed by the U.S. Court of Appeals for the Sixth Circuit before it took effect. The WOTUS Rule and its subsequent repeal in September 2019 have been heavily litigated, resulting in the rule taking effect at times in some states but not others. Meanwhile, in December 2018, the EPA and the U.S. Army Corps of Engineers issued a proposed rule to revise the definition of “Waters of the United States.” The rule, known as the Navigable Waters Protection Rule, became effective on June 22, 2020 and narrowed the WOTUS definition, excluding, for example, streams that flow only after precipitation and wetlands without a direct surface connection to traditional navigable waters. Litigation by parties opposing the rule again quickly followed, including a challenge in the U.S. District Court for the District of Colorado, which resulted in a statewide stay of the rule on June 19, 2020. The stay was subsequently lifted by the

Tenth Circuit in March, 2021. However, on August 30, 2021, the U.S. District Court for the District of Arizona issued an order vacating and remanding the Navigable Waters Protection Rule. In response, EPA and the U.S. Army Corps of Engineers issued a joint statement indicating that the agencies are halting implementation of the Navigable Waters Protection Rule, and are reverting back to the pre-2015 definition of “waters of the United States.” On November 18, 2021, EPA and the U.S. Army Corps of Engineers released a pre-publication version of their proposed rule to reinstate the pre-2015 definition of “waters of the United States,” updated to reflect consideration of Supreme Court Decisions, including the “significant nexus” standard articulated in Rapanos v. U.S., 547 U.S. 715 (2006). This proposed rule was published in the Federal Register on December 7, 2021. In June 2021, EPA and the U.S. Army Corps of Engineers also announced their intent to issue a second rule that further refines the definition of WOTUS and builds upon the current regulatory framework. Furthermore, on January 24, 2022, the U.S. Supreme Court agreed to hear a case to determine the propriety of the “significant nexus” standard, which could impact the scope of the definition of WOTUS. Sackett v. Env’t Prot. Agency, No. 21-454, 142 S. Ct. 896 (2022). Regardless, the applicable WOTUS definition affects what CWA permitting or other regulatory obligations may be triggered during development and operation of the Underlying Properties, and changes to the WOTUS definition could cause delays in development and/or increase the cost of development and operation of the Underlying Properties.

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

The federal Safe Drinking Water Act (“SDWA”) and the Underground Injection Control (“UIC”) program promulgated under the SDWA and state programs regulate the drilling and operation of salt water disposal wells. EPA directly administers the UIC program in some states and in others administration is delegated to the state. Permits must be obtained before drilling salt water disposal wells, and casing integrity monitoring must be conducted periodically to ensure that the disposed waters are not leaking into groundwater. In addition, because some states have become concerned that the injection or disposal of produced water could, under certain circumstances, trigger or contribute to earthquakes, they have adopted or are considering additional regulations regarding such disposal methods. Changes in regulations or the inability to obtain permits for new disposal wells in the future may affect the ability of the operators of the Underlying Properties to dispose of produced water and ultimately increase the cost of operation of the Underlying Properties or delay production schedules. For example, in 2014, the Railroad Commission of Texas (“RRC”) published a final rule governing permitting or re-permitting of disposal wells that would require, among other things, the submission of information on seismic events occurring within a specified radius of the disposal well location, as well as logs, geologic cross sections and structure maps relating to the disposal area in question. If the permittee or an applicant of a disposal well permit fails to demonstrate that the injected fluids are confined to the disposal zone or if scientific data indicates such a disposal well is likely to be or determined to be contributing to seismic activity, then the RRC may deny, modify, suspend or terminate the permit application or existing operating permit for that well. Furthermore, in response to a number of earthquakes in recent years in the Midland Basin, in September 2021 the RRC announced that it will not issue any new saltwater disposal (“SWD”) well permits in an area known as the Gardendale Seismic Response Area (“SRA”), and will require existing SWD wells in that area to reduce their maximum daily injection rate to 10,000 barrels per day per well. The RRC anticipates these measures will be in place for at least a year. In December 2021, the RRC went on to suspend all well activity in deep formations in the Gardendale SRA, effectively terminating 33 disposal well permits. And in October 2021 and January 2022, respectively, the RRC identified two additional SRAs: the Northern Culberson-Reeves SRA and the Stanton SRA. As of March 1, 2022, operators in the Northern Culberson-Reeves SRA have implemented a seismic response plan, which includes expanded data collection efforts, contingency responses for future seismicity, and scheduled checkpoint updates with RRC staff. Operators in the Stanton SRA were given 90 days to develop a response plan, at which point the RRC is prepared to implement its own plan in the absence of a coordinated industry response.

In addition, several cases have in recent years put a spotlight on the issue of whether injection wells may be regulated under the CWA if a direct hydrological connection to a jurisdictional surface water can be established. The split among federal circuit courts of appeals that decided these cases engendered two petitions for writ of certiorari to the United States Supreme Court in August 2018, one of which was granted in February 2019. Oral arguments were presented to the Supreme Court in November 2019. EPA has also brought attention to the reach of the CWA’s jurisdiction in such instances by issuing a request for comment in February 2018 regarding the applicability of the CWA permitting program to discharges into groundwater with a direct hydrological connection to jurisdictional surface water, which hydrological connections should be considered “direct,” and whether such discharges would be better addressed through other federal or state programs. In a statement issued by EPA in April 2019, the Agency concluded that the CWA should not be interpreted to require permits for discharges of pollutants that reach surface waters via groundwater. However, in April 2020, the Supreme Court issued a ruling in the case, County of Maui, Hawaii v. Hawaii Wildlife Fund, holding that discharges into groundwater may be regulated under the CWA if the discharge is the “functional equivalent” of a direct discharge into navigable waters. On January 14, 2021, EPA issued a draft on the ruling, which emphasized that discharges to groundwater are not necessarily the “functional equivalent” of a direct discharged based solely on proximity to jurisdictional waters. However, on September 16, 2021, EPA rescinded its January 14, 2021 guidance. If in the future CWA permitting is required for saltwater injection wells, as a result of the Supreme Court’s ruling in County of Maui, Hawaii v. Hawaii Wildlife Fund, the

costs of permitting and compliance for injection well operations by the companies that operate the Underlying Properties could increase.

Various state and federal statutes prohibit certain actions that adversely affect endangered or threatened species and their habitat, migratory birds and their habitat, wetlands, and natural resources. These statutes include the Endangered Species Act, the Migratory Bird Treaty Act, the Bald and Golden Eagle Protection Act, the CWA, and CERCLA. The United States Fish and Wildlife Service (“USFWS”) may designate critical habitat and suitable habitat areas that it believes are necessary for the survival of threatened or endangered species. A critical habitat or suitable habitat designation could result in further material restrictions to federal land use and private land use and could delay or prohibit land access or development. Where takings of, or harm to, species or damages to wetlands, habitat or natural resources occur or may occur, government entities or at times private parties may act to restrict or prevent oil and gas exploration or production activities or seek damages for harm to species, habitat or natural resources resulting from drilling or construction or production activities, including, for example, for releases of oil, wastes, hazardous substances or other regulated materials, and may seek natural resources damages and, in some cases, criminal penalties.

The Underlying Properties and operation thereof are subject to the requirements of the federal Occupational Safety and Health Act (“OSHA”) and comparable state statutes. In addition to the OSHA hazard communication standard, the EPA community right-to-know regulations under Title III of CERCLA, the general duty clause and Risk Management Planning regulations promulgated under section 112(r) of the Clean Air Act, and similar state statutes may also require disclosure of information about hazardous materials used, produced or otherwise managed during operation of the Underlying Properties. Some of these laws also require the development of risk management plans for certain facilities to prevent accidental releases of pollutants.

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

Approximately 796 Unit holders of record held the 46,608,796 Units of the Trust at March 1, 2022.

The Trust has no equity compensation plans and has not repurchased any Units during the period covered by this report.

Item 6.	Selected Financial Data

REMOVED AND RESERVED.

Computation of Royalty Income Received by the Trust

The Trust’s royalty income is computed as a percentage of the net profit from the operation of the properties in which the Trust owns net overriding royalty interests. The percentages of net profits are 75% and 95% in the cases of the Waddell Ranch properties and the Texas Royalty properties, respectively. Royalty income received by the Trust for the five years ended December 31, 2021, was computed as shown in the table on the next page.

	Year Ended December 31,
	2021		2020			2019		2018		2017
Gross Proceeds of Sales From the Underlying Properties:	Waddell Ranch Properties	Texas Royalty Properties	Waddell Ranch Properties		Texas Royalty Properties	Waddell Ranch Properties	Texas Royalty Properties	Waddell Ranch Properties	Texas Royalty Properties	Waddell Ranch Properties	Texas Royalty Properties
Oil Proceeds	$66,328,817	$12,799,649	$22,745,332		$10,093,604	$31,769,427	$13,325,221	$36,421,905	$15,564,348	$31,631,883	$12,932,547
Gas Proceeds	17,259,346	906,335	4,584,768		595,961	7,655,763	1,169,754	12,159,109	1,851,602	12,007,971	1,644,306
Other	9,423,956	—	8,583,304	(1)	—	—	—	119,048	—	56,767	—

Total	93,012,119	13,705,984	35,913,404		10,689,565	39,425,195	14,494,975	48,700,056	17,416,030	43,696,621	14,576,853

Less:
Severance Tax
Oil	3,057,598	380,409	1,056,855		414,326	1,457,033	489,096	1,625,842	567,246	1,409,979	452,689
Gas	194,140	48,894	164,243		32,666	269,932	36,693	442,098	88,054	273,048	75,623
Other	173,640	—	726,596		—	—	—	—	—	—	—
Lease Operating Expense and Property Tax Oil and Gas	23,026,783	849,824	19,635,387		738,915	23,371,924	1,103,052	23,134,903	962,575	16,402,257	639,920
Capital Expenditures	66,559,957	—	10,314,532		—	3,306,832	—	729,665	1,617,536	1,849,553	—

Total	$93,012,118	$1,279,127	$31,897,613		$1,185,907	$28,405,719	$1,628,841	$25,932,508	$1,613,275	$19,934,837	$1,168,232

Net Profits	$0	$12,426,857	$4,015,791		$9,503,658	$11,019,476	$12,866,134	$22,767,854	$15,820,755	$23,761,784	$13,408,621
Net Overriding Royalty Interest	75%	95%	75%		95%	75%	95%	75%	95%	75%	95%

Total Royalty Income for Distribution	$0	$11,805,514	$3,011,843		$9,028,475	$8,264,606	$12,222,827	$17,075,666	$15,012, 624	$17,821,338	$12,738,189

(1)

Due to the NPI deficit, the Waddell Ranch properties did not contribute to Royalty income from June 1, 2021 through December 31, 2021. As of December 31, 2021, the cumulative NPI deficit is $13,203,497 for the underlying property (at 75%). The NPI deficit must be recovered from future proceeds of the Waddell properties prior to any other proceeds being paid to the trust.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

Trustee’s Discussion and Analysis for the Three-Year Period Ended December 31, 2021

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

Results of Operations

Royalty income received by the Trust for the three-year period ended December 31, 2021, is reported in the following table:

	Year Ended December 31,
Royalties	2021	2020	2019
Total Revenue	$11,805,514 100%	$12,040,318 100%	$20,487,433 100%
Oil Revenue	9,562,466 81%	10,354,672 86%	17,209,443 84%
Gas Revenue	2,243,048 19%	1,685,646 14%	3,277,990 16%
Total Revenue/Unit	$.253289	$.258327	$.439562

Royalty income of the Trust for the calendar year is associated with actual oil and gas production for the period November of the prior year through October of the current year. Oil and gas production for 2021, 2020 and 2019 generated by the Royalties and the Underlying Properties, excluding portions attributable to the adjustments discussed hereafter, are presented in the following table:

	Year Ended December 31,
Royalties	2021	2020	2019
Oil Sales (Bbls)	967,106	435,319	360,606
Gas Sales (Mcf)	3,876,648	1,437,362	858,009
Underlying Properties
Oil
Total Oil Sales (Bbls)	1,249,350	831,141	871,513
Average Per Day (Bbls)	3,423	2,277	2,388
Average Price/Bbl	$63.34	$39.51	$51.74
Gas
Total Gas Sales (Mcf)	5,143,426	3,520,515	3,346,916
Average Per Day (Mcf)	14,092	9,645	9,170
Average Price/Mcf	$3.53	$1.47	$2.64

The average price of oil increased to $63.34 per barrel in 2021, up from $39.51 per barrel in 2020. The average price of oil in 2019 was $51.74 per barrel. In addition, the average price of gas increased from $1.47 per Mcf in 2020 to $3.43 per Mcf in 2021. The average price of gas in 2019 was $2.64 per Mcf. Oil prices have increased primarily because of world market conditions. Oil prices are expected to remain volatile. Gas liquids values remain stronger and keep the prices of gas stronger. Blackbeard, after assuming the role of operation of the Waddell Ranch Properties, immediately instituted a workover of specific wells, which cause the Trust not to receive any royalty income from the Waddell Properties in 2021.

Subsequent to December 31, 2021, the price of both oil and gas continued to fluctuate, giving rise to a correlating adjustment of the respective standardized measure of discounted future net cash flows. As of March 15, 2022, NYMEX posted oil prices were approximately $96.44 per barrel, which compared to the posted price of $66.56 per barrel, used to calculate the worth of future net revenue of the Trust’s proved developed reserves, would result in a larger standardized measure of discounted future net cash flows for oil. As of March 15, 2022, NYMEX posted gas prices were $4.46 per million British thermal units. The use of such price, as compared to the posted price of $3.65 per million British thermal units, used to calculate the future net revenue of the Trust’s proved developed reserves would result in a larger standardized measure of discounted future net cash flows for gas.

Since the oil and gas sales attributable to the Royalties are based on an allocation formula that is dependent on such factors as price and cost (including capital expenditures), production amounts do not necessarily provide a meaningful comparison. For the underlying properties total oil production increased by approximately 50% from 2020 to 2021 primarily due to additional production on Waddell due to new drilling. For the underlying properties total gas production increased approximately 46% from 2020 to 2021 primarily due to the new drilling and updated gas plant facility.

Total capital expenditures in 2021 used in the net overriding royalty calculation were approximately $66.6 million (gross) compared to $10.3 million (gross) in 2020 and $3.3 million (gross) in 2019. The operator of the Waddell Ranch properties has informed the Trustee that, in order to halt the production decline curve and to exploit the remaining potential of the Trust’s assets more fully, a more aggressive, robust capital expenditure budget will be necessary in the future and is being pursued.

In 2020, there were 3 recompletion wells completed and 21 wells permanently plugged on the Waddell Ranch properties. Actual costs for this program in 2020 approximated $10.3 million (gross). This cost is for the development program and base facilities. In 2021, there were 28 new drill wells and 47 recompletion.

Texas law requires all temporarily abandoned wells to be either worked over and recompleted to functional status or permanently plugged and abandoned within a five year time frame. The Waddell Ranch properties contain over 700 such temporarily abandoned wells. In 2021, there were 47 recompletion wells completed and 20 wells permanently plugged on the Waddell Ranch properties.

There were 79 gross (20 net) drill wells completed on the Waddell Ranch properties during 2021. At December 31, 2020, there were 4 drill wells and 3 workover in progress on the Waddell Ranch properties.

Blackbeard has advised the Trustee that the proposed budget for 2022 will be $245 million (gross) and $92 (net). The 2022 budget will include amounts to be spent on 34 (net) vertical wells, targeting the “WolfBone” formations, 13 (net) horizontal wells targeting the Sandhills and McKnight formations, along with various other recompleted wells prospects to be worked over and completed, and also amounts to be spent on additional facilities and infrastructure improvements and the completion of projects begun in 2021. Because the wide volatility of the pricing for both oil and gas in the current market, Blackbeard could not make any accurate projections as to the anticipated revenue streams or production levels of both the 2021 and projected 2022 budget projects.

In 2021, lease operating expense and property taxes on the Waddell Ranch properties amounted to approximately $23 million, compared to approximately $19.6 million in 2020 and approximately $23.4 million in 2019.

The Trustee has been advised by the operator that since June 2006, the oil from the Waddell Ranch has been marketed by the operator by soliciting bids from third parties on an outright sale basis of production listed in bid packages.

During 2021, the monthly royalty receipts were invested by the Trustee in cash and cash equivalents until the monthly distribution date, and earned interest totaled $5,112. Interest income for 2020 and 2019 was $9,603 and $23,000, respectively.

General and administrative expenses in 2021 were $1,088,851 compared to $1,041,303 in 2020 and $1,089,302 in 2019, primarily due to audit of properties and other professional services. The reserve for administrative expenses for any potentially extraordinary events and/or expenses was $1,100,000 as of December 31, 2021 and 2020. Total reserves for expenses for the years ended December 31, 2021, 2020 and 2019 was $0, $50,000 and $0, respectively.

Distributable income for 2021 was $10,721,775 or $0.23 per Unit.

Distributable income for 2020 was $10,958,618 or $0.24 per Unit.

Distributable income for 2019 was $19,421,131 or $0.42 per Unit.

Results of the Fourth Quarters of 2021 and 2020

Royalty income received by the Trust for the fourth quarter of 2021 amounted to $3,396,125 or $0.07 per Unit. For the fourth quarter of 2020, the Trust received royalty income of $1,980,417 or $0.04 per Unit. Interest income for the fourth quarter of 2021 amounted to $1,253 compared to $1,539 for the fourth quarter of 2020. The increase in interest income can be attributed primarily to an increase of funds available. Total general and administrative expenses was $157,516 for the fourth quarter of 2021 compared to $135,434 for the fourth quarter of 2020. The increase in expenses primarily related to timing of payments of legal and auditor expenses.

Royalty income for the Trust for the fourth quarter is associated with actual oil and gas production during August through October from the Underlying Properties. Oil and gas production attributable to the Underlying Properties for the quarter and the comparable period for 2020 are as follows:

	Fourth Quarter
	2021	2020
Royalties
Oil Sales (Bbls)	319,411	162,468
Gas Sales (Mcf)	1,230,035	712,623
Underlying Properties
Total Oil Sales (Bbls)	415,951	208,736
Average Per Day (Bbls)	4,521	2,269
Average Price/Bbls	$72.44	$37.91
Total Gas Sales (Mcf)	1,633,976	944,236
Average Per Day (Mcf)	17,761	10,263
Average Price/Mcf	$4.85	$2.14

The posted price of oil increased for the fourth quarter of 2021 compared to the fourth quarter of 2020, resulting in an average price per barrel of $72.44 compared to $37.91 in the same period of 2020. The average price of gas increased for the fourth quarter of 2021 compared to the same period in 2020, resulting in an average price per Mcf of $4.85 compared to $2.14 in the fourth quarter of 2020.

The Trustee has been advised that oil and gas production increased in the fourth quarter of 2021 compared to the same period in 2020 primarily due to additional drilling.

The Trust has been advised that 22.6 wells were drilled and completed during the three months ended December 31, 2021, and there were 8.2 wells in progress.

Use of Estimates

The preparation of financial statements in conformity with the basis of accounting described above requires management to make estimates and assumptions that affect reported amounts of certain assets, liabilities, revenues and expenses as of and for the reporting periods. Actual results may differ from such estimates.

Impairment

The Trustee routinely reviews its royalty interests in oil and gas properties for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If an impairment event occurs and it is determined that the carrying value of the Trust’s royalty interests may not be recoverable, an impairment will be recognized as measured by the amount by which the carrying amount of the royalty interests exceeds the fair value of these assets, which would likely be measured by discounting projected cash flows. There was no impairment of the assets as of December 31, 2021.

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

All financial statement schedules are omitted as they are inapplicable or the required information has been included in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Unit Holders of Permian Basin Royalty Trust and Simmons Bank, Trustee

Opinion on the Financial Statements

We have audited the accompanying statements of assets, liabilities and trust corpus of the Permian Basin Royalty Trust (the Trust) as of December 31, 2021 and 2020, and the related statements of distributable income and changes in trust corpus for each of the three years in the period ended December 31, 2021 and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the assets, liabilities, and trust corpus of the Trust as of December 31, 2021 and 2020, and the distributable income and changes in trust corpus for each of the three years in the period ended December 31, 2021, in conformity with the modified cash basis of accounting, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Trust is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Trust’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Dallas, Texas

March 30, 2022

PERMIAN BASIN ROYALTY TRUST

FINANCIAL STATEMENTS

STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	December 31,
	2021	2020
ASSETS
Cash and Short-term Investments	$2,248,527	$1,725,449
Net Overriding Royalty Interests in Producing Oil and Gas Properties — Net (Notes 2 and 3)	352,688	382,876

Total	$2,601,215	$2,108,325

LIABILITIES AND TRUST CORPUS
Distribution Payable to Unit Holders	$1,148,527	$625,449
Commitments and Reserve for Contingencies (Note 8)	1,100,000	1,100,000

Total Liabilities	$2,248,527	$1,725,449
Trust Corpus — 46,608,796 Units of Beneficial Interest Authorized and Outstanding	352,688	382,876

Total	$2,601,215	$2,108,325

STATEMENTS OF DISTRIBUTABLE INCOME

	For the years ended December 31,
	2021	2020	2019
Royalty Income (Notes 2 and 3)	$11,805,514	$12,040,318	$20,487,433
Interest Income	5,112	9,603	23,000

Total Income	11,810,626	12,049,921	20,510,433
Reserve for Expenses	—	50,000	—

General and Administrative Expenditures	1,088,851	1,041,303	1,089,302

Total Expenditures	1,088,851	1,091,303	1,089,302

Distributable Income	$10,721,775	$10,958,618	$19,421,131

Distributable Income per Unit (46,608,796 Units)	$.23	$.24	$.42

Distributions per Unit	$.23	$.24	$.42

The accompanying notes to financial statements are an integral part of these statements.

STATEMENTS OF CHANGES IN TRUST CORPUS

	For the years ended December 31,
	2021	2020	2019
Trust Corpus, Beginning of Year	$382,876	$424,507	$467,580
Amortization of Net Overriding Royalty Interests (Notes 2 and 3)	(30,188)	(41,631)	(43,073)
Distributable Income	10,721,775	10,958,618	19,421,131
Distributions Declared	(10,721,775)	(10,958,618)	(19,421,131)

Trust Corpus, End of Year	$352,688	$382,876	$424,507

The accompanying notes to financial statements are an integral part of these statements.

NOTES TO FINANCIAL STATEMENTS

1.	Trust Organization and Provisions

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

On November 4, 2021, Simmons Bank announced that it has entered into an agreement with Argent Trust Company, a Tennessee chartered trust company (“Argent”), pursuant to which Simmons Bank will be resigning as trustee of the Trust and will nominate Argent as successor trustee of the Trust. The Trustee’s resignation as trustee, and Argent’s appointment as successor trustee, are subject to certain conditions set forth in the agreement, including approval by the Unit holders of the Trust and of certain other trusts of which Simmons Bank acts as trustee (or a court) of (i) Argent’s appointment as successor trustee and (ii) any amendments to the indenture of the Trust and the trust agreements and indentures of the other trusts necessary to permit Argent to serve as successor trustee.

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

Impairment

The Trustee routinely reviews its royalty interests in oil and gas properties for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If an impairment event occurs and it is determined that the carrying value of the Trust’s royalty interests may not be recoverable, an impairment will be recognized as measured by the amount by which the carrying amount of the royalty interests exceeds the fair value of these assets, which would likely be measured by discounting projected cash flows. There was no impairment of the assets as of December 31, 2021.

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

The initial carrying value of the Royalties ($10,975,216) represented Southland Royalty Company’s historical net book value at the date of the transfer to the Trust. Accumulated amortization as of December 31, 2021 and 2020 was $10,622,528 and $10,592,340, respectively.

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

Because the Trust is a grantor trust for federal tax purposes, each Unit holder is taxed directly on his proportionate share of income, deductions and credits of the Trust consistent with each such Unit holder’s taxable year and method of accounting and without regard to the taxable year or method of accounting employed by the Trust. The income of the Trust consists primarily of a specified share of the proceeds from the sale of oil and gas produced from the Underlying Properties. During 2021, the Trust also earned interest income on funds held for distribution and the cash reserve maintained for the payment of contingent and future obligations of the Trust.

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

The classification of the Trust’s income for purposes of the passive loss rules may be important to a Unit holder. Royalty income generally is treated as portfolio income and does not offset passive losses. Therefore, in general, Unit holders should not consider the taxable income from the Trust to be passive income in determining net passive income or loss. Unit holders should consult their tax advisor for further information.

Unit holders of record will continue to receive an individualized tax information letter for each of the quarters ending March 31, June 30 and September 30, 2021, and for the year ending December 31, 2021. Unit holders owning Units in the name of a nominee may obtain monthly tax information from the Trustee upon request. See discussion above regarding certain reporting requirements imposed upon middlemen under U.S. Treasury Regulations because the Trust is considered a WHIFT for federal income tax purposes.

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

The Tax consequences to a Unit holder of the acquisition, ownership or disposition of Units will depend in part on the Unit holder’s tax circumstances. Unit holders should consult their tax advisor regarding the federal tax consequences relating to acquiring, owning or disposing the Units in the Trust.

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

	Total
	Oil (Bbls)	Gas (Mcf)
January 1, 2019	4,261	7,904
Extensions, discoveries, and other additions	5	18
Revisions of previous estimates	124	(1,678)
Production	(361)	(858)

December 31, 2019	4,029	5,386
Extensions, discoveries, and other additions	615	1,327
Revisions of previous estimates	242	1,122
Production	(436)	(1,437)

December 31, 2020	4,450	6,398
Extensions, discoveries, and other additions	1,309	2,123
Revisions of previous estimates	1,831	6,620
Production	(967)	(3,877)

December 31, 2021	6,623	11,264

Estimated quantities of proved developed reserves of oil and gas as of the dates indicated were as follows (in thousands):

Proved Developed Reserves:	Oil (Barrels)	Gas (Mcf)
January 1, 2019	4,261	7,904
December 31, 2019	4,029	5,386
December 31, 2020	4,450	6,398
December 31, 2021	6,623	11,264

Disclosure of a Standardized Measure of Discounted Future Net Cash Flows

The following is a summary of a standardized measure (in thousands) of discounted future net cash flows related to the total proved oil and gas reserve quantities attributable to the Trust. Information presented is based upon valuation of proved reserves by using discounted cash flows based upon average oil and gas prices ($66.56 per bbl and $3.60 per Mcf, respectively) during the 12-month period prior to the fiscal year-end, determined as an unweighted arithmetic average of the first-day-of-the-month price for each month within such period, unless prices are defined by contractual arrangements, excluding escalations based upon future conditions and severance and ad valorem taxes, if any, and economic conditions, discounted at the required rate of 10 percent. As the Trust is not subject to taxation at the trust level, no provision for income taxes has been made in the following disclosure. Trust prices may differ from posted NYMEX prices due to differences in product quality and property location. The impact of changes in current prices on reserves could vary significantly from year to year. Accordingly, the information presented below should not be viewed as an estimate of the fair market value of the Trust’s oil and gas properties nor should it be viewed as indicative of any trends.

December 31,	2021	2020	2019
Future net cash inflows	$465,149	$170,446	$211,563
Discount of future net cash flows @ 10%	(205,293)	(90,355)	(108,808)

Standardized measure of discounted future net cash inflows	$259,856	$80,091	$102,755

The change in the standardized measure of discounted future net cash flows for the years ended December 31, 2020, 2019 and 2018 is as follows (in thousands):

	Total
	2021	2020	2019
January 1	$80,091	$102,755	$139,368
Extensions, discoveries, and other additions	51,245	10,240	16
Accretion of discount	8,009	10,276	13,922
Revisions of previous estimates and other	132,317	(31,140)	(30,063)
Royalty income	(11,806)	(12,040)	(20,488)

December 31	$259,856	$80,091	$102,755

Subsequent to December 31, 2021, the price of both oil and gas continued to fluctuate, giving rise to a correlating adjustment of the respective standardized measure of discounted future net cash flows. As of March 15, 2022, NYMEX posted oil prices were approximately $96.44 per barrel, which compared to the posted price of $66.56 per barrel, used to calculate the worth of future net revenue of the Trust’s proved developed reserves, would result in a larger standardized measure of discounted future net cash flows for oil. As of March 15, 2022, NYMEX posted gas prices were $4.46 per million British thermal units. The use of such price, as compared to the posted price of $3.65 per million British thermal units, used to calculate the future net revenue of the Trust’s proved developed reserves would result in a larger standardized measure of discounted future net cash flows for gas.

6.	Quarterly Schedule of Distributable Income (Unaudited)

The following is a summary of the unaudited quarterly schedule of distributable income for the two years ended December 31, 2021 (in thousands, except per Unit amounts):

2021	Royalty Income	Distributable Income	Distributable Income and Distribution Per Unit
First Quarter	$2,124,157	$1,839,730	$.039472
Second Quarter	2,941,146	2,658,115	.057030
Third Quarter	3,344,086	2,984,263	.064028
Fourth Quarter	3,396,125	3,239,667	.069509

Total	$11,805,514	$10,721,775	$.230042

2020	Royalty Income	Distributable Income	Distributable Income and Distribution Per Unit
First Quarter	$6,254,509	$5,930,007	$.127229
Second Quarter	2,446,502	1,928,093	.041366
Third Quarter	1,358,890	1,254,340	.026919
Fourth Quarter	1,980,417	1,846,239	.039599

Total	$12,040,318	$10,958,618	$0.235113

7.	State Tax Considerations

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

Unit holders should consult their tax advisor regarding the possible state tax implications of owning Trust Units.

8.	Commitments and Contingencies

Contingencies related to the Underlying Properties that are unfavorably resolved would generally be reflected by the Trust as reductions to future royalty income payments to the Trust with corresponding reductions to cash distributions to Unit holders.

9.	Subsequent Events

Subsequent to December 31, 2021, the Trust declared the following distributions:

Monthly Record Date	Payment Date	Distribution per Unit
January 31, 2022	February 14, 2022		$.031614
February 28, 2022 March 21, 2022	March 14, 2022 April 14, 2022	$ $	.029164 .019331

* * * * *

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures.

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

Changes in Internal Control over Financial Reporting

There has not been any change in the Trust’s internal control over financial reporting during the twelve months ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting.

Trustee’s Report on Internal Control Over Financial Reporting

The Trustee is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Securities and Exchange Act of 1934, as amended. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with the modified cash basis of accounting. The Trustee conducted an evaluation of the effectiveness of the Trust’s internal control over financial reporting based on the criteria established in Internal Control-Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Trustee’s evaluation under the framework in Internal Control-Integrated Framework 2013, the Trustee concluded that the Trust’s internal control over financial reporting are effective as of December 31, 2021.

Item 9B.	Other Information.

None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspection.

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

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

The Trust has no directors or officers and based solely on its review of the reports received by it, the Trust believes that during the fiscal year of 2021, no person who was a beneficial owner of more than ten percent the Trust’s Units failed to file on a timely basis any report required by Section 16(a).

STANDARDS OF CONDUCT

Because the Trust has no employees, it does not have a code of ethics. Employees of the Trustee, Simmons Bank, must comply with the bank’s code of ethics which may be found at ir.simmonsbank.com/govdocs.

Item 11.	Executive Compensation

During the years ended December 31, 2021, 2020 and 2019, the Trustee received total remuneration as follows:

Name of Individual or Number of Persons in Group	Cash Compensation		Year
Simmons Bank, Trustee	$108,653	(1)	2021
Simmons Bank, Trustee	$104,613	(1)	2020
Simmons Bank, Trustee	$106,119	(1)	2019

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

(a) Security Ownership of Certain Beneficial Owners. Based solely on a review of statements filed with the SEC pursuant to Section 13(d) or 13(g) of the Securities Exchange Act of 1934, as amended, the following table sets forth all persons who are known to the Trustee to own beneficially more than 5% of the outstanding Units of the Trust as of December 31, 2021:

Name	Number of Units Owned(1)	Percent(2)
Loyd Powell(3)	3,372,195	7.235%
Gideon Powell(3)	1,287,004	2.76%
SoftVest, LP(4)	2,768,139	5.9%

(1)	Unless otherwise indicated, all Units are held directly with sole voting and investment power.
(2)	Based on 46,608,796 Units outstanding as of December 31, 2021.
(3)

Based on Schedule 13G/A filed February 11, 2021, reporting ownership as of December 31, 2020, jointly and as a group by Loyd Powell and Gideon Powell. The address for each of Loyd Powell and Gideon Powell is P.O. Box 12208; Suite 1610, Dallas, Texas 75225.

(4)

Based on Schedule 13G filed February 14, 2022 reporting ownership as of December 31, 2021, jointly by SoftVest Advisors, LLC, SoftVest, LP, and SoftVest GP I, LLC. The address for each of SoftVest Advisors, LLC, SoftVest, LP, and SoftVest GP I, LLC is 400 Pine Street, Suite 1010, Abilene, TX, 79601.

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

The Trust has no directors or executive officers. See Item 11 for the remuneration received by the Trustee during the years ended December 31, 2021, 2020 and 2019.

Item 14.	Principal Accounting Fees and Services

Fees for services performed by Weaver and Tidwell, L.L.P. for the years ended December 31, 2021 and 2020 are:

Weaver and Tidwell, L.L.P.	2021	2020
Audit fees	$84,720	$94,000
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—

Total	$84,720	$94,000

Total	$84,720	$94,000

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

Date: March 30, 2022

(The Trust has no directors or executive officers.)