Form 10-Q
period 2022-03-31
PERMIAN BASIN ROYALTY TRUST
filed 2022-05-16
CIK 319654

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period ended March 31, 2022

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

Number of Units of beneficial interest of the Trust outstanding at May 16, 2022: 46,608,796

PERMIAN BASIN ROYALTY TRUST

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

The condensed financial statements included herein have been prepared by Simmons Bank as Trustee for the Permian Basin Royalty Trust (the “Trust”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Effective February 20, 2018, Simmons Bank (the “Trustee”) became the new trustee for the Trust. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed interim financial statements and notes thereto be read in conjunction with the financial statements and the notes thereto included in the Trust’s latest annual report on Form 10-K. In the opinion of the Trustee, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the assets, liabilities and trust corpus of the Trust as of March 31, 2022, and the distributable income and the changes in trust corpus for the three-month period ended March 31, 2022 and 2021, have been included. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year. Unless specified otherwise, all amounts included herein are presented in US dollars.

The condensed interim financial statements as of March 31, 2022 and for the three-month periods ended March 31, 2022 and 2021, included herein, have been reviewed by Weaver and Tidwell, L.L.P., an independent registered public accounting firm, as stated in their report appearing herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Unit Holders of Permian Basin Royalty Trust and

Simmons Bank, Trustee

Dallas, Texas

Results of Review of Interim Financial Statements

We have reviewed the accompanying condensed statements of assets, liabilities and trust corpus of Permian Basin Royalty Trust (the Trust) as of March 31, 2022, and the related condensed statements of distributable income and changes in trust corpus for the three-month periods ended March 31, 2022 and 2021, and the related notes (collectively referred to as the “condensed interim financial statements or interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying condensed interim financial statements for them to be in conformity with the modified cash basis of accounting, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America.

As described in Note 2 to the condensed interim financial statements, these condensed interim financial statements were prepared on a modified cash basis of accounting, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the statement of assets, liabilities, and trust corpus as of December 31, 2021, and the related statements of distributable income and changes in trust corpus for the year then ended (not presented herein); and in our report dated March 30, 2022 we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed statement of assets, liabilities and trust corpus as of December 31, 2021, is fairly stated, in all material respects, in relation to the statement of assets, liabilities, and trust corpus from which it has been derived.

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

/s/ WEAVER AND TIDWELL, L.L.P.

Dallas, Texas

May 16, 2022

PERMIAN BASIN ROYALTY TRUST

CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	March 31, 2022 (Unaudited)	December 31, 2021
ASSETS
Cash and short-term investments	$2,002,689	$2,248,527
Net overriding royalty interests in producing oil and gas properties (net of accumulated amortization of $10,638,671 and $10,622,528 at March 31, 2022 and December 31, 2021, respectively)	336,545	352,688

TOTAL ASSETS	$2,339,234	$2,601,215

LIABILITIES AND TRUST CORPUS
Distribution payable to Unit holders	$902,689	$1,148,527
Commitments and reserves for contingencies (Note 6)	1,100,000	1,100,000
Trust corpus – 46,608,796 Units of beneficial interest authorized and outstanding	336,545	352,688

TOTAL LIABILITIES AND TRUST CORPUS	$2,339,234	$2,601,215

The accompanying notes are an integral part of these condensed financial statements.

PERMIAN BASIN ROYALTY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

	THREE MONTHS ENDED March 31, 2022	THREE MONTHS ENDED March 31, 2021
Royalty income	$4,078,645	$2,124,157
Interest income	1,233	1,313

	4,079,878	2,125,470
General and administrative expenditures	(345,184)	(285,740)

Distributable income	$3,734,694	$1,839,730

Distributable income per Unit (46,608,796 Units)	$.08	$.04

The accompanying notes are an integral part of these condensed financial statements.

PERMIAN BASIN ROYALTY TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

	THREE MONTHS ENDED March 31, 2022	THREE MONTHS ENDED March 31, 2021
Trust corpus, beginning of period	$352,688	$382,876
Amortization of net overriding royalty interests	(16,143)	(9,821)
Distributable income	3,734,694	1,839,730
Distributions declared	(3,734,694)	(1,839,730)

Total Trust Corpus, end of period	$336,545	$373,055

Distributions per Unit	$.08	$.04

The accompanying notes are an integral part of these condensed financial statements.

PERMIAN BASIN ROYALTY TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1.	TRUST ORGANIZATION AND PROVISIONS

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

Subsequent to March 31, 2022, the Trust declared a distribution on April 19, 2022 of $0.031783 per Unit payable on May 13, 2022 to Unit holders of record on April 29, 2022.

On April 5, 2022, the Trust commenced its Special Meeting of unitholders (the “Special Meeting”) as previously scheduled and adjourned the meeting due to lack of the requisite quorum. The Special Meeting was adjourned to allow the unitholders additional time to vote on the proposals described in the Trust’s definitive proxy statement filed by the Trust with the Securities and Exchange Commission on February 9, 2022, as amended. The Special Meeting was reconvened on May 4, 2022, whereby a quorum was obtained and the proposals were approved.

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

Commodity Prices

The Trust’s income and monthly distributions are heavily influenced by commodity prices. Commodity prices may fluctuate widely in response to (i) relatively minor changes in the supply of and demand for oil and natural gas, (ii) market uncertainty and (iii) a variety of additional factors that are beyond the Trustee’s control. In 2020, there was a substantial decrease in oil and natural gas prices due in part to significantly decreased demand as a result of the novel coronavirus (“COVID-19”) pandemic. A combination of these factors resulted in the price of oil falling below zero to $(37.63) per barrel of oil on April 20, 2020, recovering the following day to $10.01 per barrel of oil. Recent prices have been substantially higher, but are expected to remain volatile. As of May 2, 2022, the price of oil was $105.18. Factors that may impact future commodity prices, including the price of oil and natural gas, include but are not limited to:

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

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021

For the quarter ended March 31, 2022, royalty income received by the Trust amounted to $4,078,645 compared to royalty income of $2,124,157 during the first quarter of 2021. The increase in royalty income is primarily attributable to an increase in oil and natural gas production and pricing for the quarter ended March 31, 2022. Average oil and gas prices were $75.95 and $4.52, respectively, for the quarter ending March 31, 2022 compared to $44.08 and $2.67 for the quarter ended March 31, 2021.

Interest income for the quarter ended March 31, 2022, was $1,233 compared to $1,313 during the first quarter of 2021. The decrease in interest income is primarily attributable to decreased amounts of funds available for investment. Total expenses during the first quarter of 2022 amounted to $345,184 compared to $285,740 during the first quarter of 2021. The increase in total expenses can be primarily attributed to increased expense for professional services and the timing of payment of expenses.

These transactions resulted in distributable income for the quarter ended March 31, 2022, of $3,734,694 or $0.08 per Unit of beneficial interest. Distributions of $0.031614, $0.029164 and $0.019331 per Unit were made to Unit holders of record as of January 31, 2022, February 28, 2022, and March 31, 2022, respectively. For the first quarter of 2021, distributable income was $1,839,730 or $.04 per Unit of beneficial interest.

Royalty income for the Trust for the first quarter of the calendar year is associated with actual oil and gas production for the period of November and December 2021 and January 2022 from the properties from which the Trust’s net overriding royalty interests (“Royalties”) were carved. Oil and gas sales attributable to the Royalties and the properties from which the Royalties were carved are as follows:

	First Quarter
	2022	2021
Royalties:
Oil sales (Bbls)	377,243	181,762
Gas sales (Mcf)	2,180,498	923,221
Properties From Which The Royalties Were Carved:
Oil:
Total oil sales (Bbls)	488,922	231,828
Average per day (Bbls)	5,432	2,576
Average price per Bbl	$75.95	$44.08
Gas:
Total gas sales (Mcf)	2,898,454	1,223,891
Average per day (Mcf)	32,205	13,599
Average price per Mcf	$4.52	$2.67

The average received price of oil increased to an average price per barrel of $75.95 per Bbl in the first quarter of 2022, compared to $44.08 per Bbl in the first quarter of 2021 due to worldwide market variables. The Trustee has been advised by the operator of the Waddell Ranch properties that for the period of August 1, 1993, through March 31, 2022, the oil from the Waddell Ranch properties was being sold under a competitive bid to a third party. The average price of gas (including natural gas liquids) increased from $2.67 per Mcf in the first quarter of 2021 to $4.52 per Mcf in the first quarter of 2022 due to change in overall market variables.

Since the oil and gas sales attributable to the Royalties are based on an allocation formula that is dependent on such factors as price and cost (including capital expenditures), the production amounts in the Royalties section of the above table do not provide a meaningful comparison. Oil sales volumes increased and gas sales volumes increased from the Underlying Properties (as defined in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2021) for the applicable period in 2022 compared to 2021.

Capital expenditures for drilling, remedial and maintenance activities on the Waddell Ranch properties during the first quarter of 2022 totaled $20.5 million as compared to $9.5 million for the first quarter of 2021. Blackbeard has previously informed the Trustee that the 2022 capital expenditures budget has been approved at $254 million (gross) for the Waddell Ranch properties. The total amount of capital expenditures for 2021 with regard to the Waddell Ranch properties totaled $191 million (gross).

The Trustee has been advised that there were 11.6 workover wells completed, 10.9 new wells completed, 3.4 new wells in progress and 4.1 workover wells in progress during the three months ended March 31, 2022, as compared to 27 workover wells completed, 8 new wells completed, 8 new wells in progress and 9 workover wells in progress for the three months ended March 31, 2021, on the Waddell Ranch properties. There were various facility projects in progress for the first quarter of 2022.

Lease operating expenses and property taxes totaled $9.5 million (gross) for the first quarter of 2021, compared to $2.3 million (gross) for the same period in 2021 on the Waddell Ranch properties due to increased maintenance work.

Calculation of Royalty Income

The Trust’s royalty income is computed as a percentage of the net profit from the operation of the properties in which the Trust owns net overriding royalty interests. The royalty income received and recorded by the Trust was determined by the operator as noted below. These percentages of net profits are 75% and 95% in the case of the Waddell Ranch properties and the Texas Royalty properties, respectively. Royalty income received by the Trust for the three months ended March 31, 2022 and 2021, respectively, were computed as shown in the table below:

	THREE MONTHS ENDED MARCH 31
	2022			2021
	WADDELL RANCH PROPERTIES		TEXAS ROYALTY PROPERTIES	WADDELL RANCH PROPERTIES		TEXAS ROYALTY PROPERTIES
Gross proceeds of sales from the Underlying Properties
Oil proceeds	$32,878,644		4,253,792	$7,902,252		$2,316,022
Gas proceeds	12,789,221		301,957	3,113,938		151,418
Other (adjustments)	(11,497,699	)(1)	—	1,229,475	(1)	—
Total	34,170,166		4,555,749	12,245,665		2,467,440
Less:
Severance tax:
Oil	1,475,946		166,135	364,619		95,845
Gas	928,438		15,905	91,806		6,176
Other	1,849,347		—	—		—
Lease operating expense and property tax:
Oil and gas	9,433,459		80,380	2,204,522		129,824
Capital expenditures	20,482,976		—	9,584,718		—
Total	34,170,166		262,438	12,245,665		231,485
Net profits	—		4,293,311	—		2,235,955
Net overriding royalty interests	.75		.95	75%		95%
Royalty income	$—		4,078,645	$—		2,124,157

(1)

Due to the NPI deficit, the Waddell Ranch properties did not contribute to Royalty income for the three months ended March 31, 2021. As of March 31, 2022, the cumulative NPI deficit is 4,580,223 for the underlying property (at 75%). The NPI deficit must be recovered from future proceeds of the Waddell Ranch properties prior to any other proceeds being paid to the Trust.

Critical Accounting Policies and Estimates

A disclosure of critical accounting policies and the more significant judgments and estimates used in the preparation of the Trust’s financial statements is included in Item 7 of the Trust’s Annual Report on Form 10-K for the year ended December 31, 2021. There have been no significant changes to the critical accounting policies during the three months ended March 31, 2022.

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

On May 14, 2013, the Committee of Sponsoring Organizations of the Treadway Commission issued an updated version of its Internal Control – Integrated Framework (the “2013 Framework”) which helps organizations design, implement and evaluate the effectiveness of internal control concepts and simplify their use and application. As of the end of the period covered by this report, the Trustee carried out an evaluation of the effectiveness of the design and operation of the Trust’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15 based on the criteria established in the 2013 Framework. Based upon that evaluation, the Trustee concluded that the Trust’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Trust in the reports that it files or submits under the Securities Exchange Act of 1934 and are effective in ensuring that information required to be disclosed by the Trust in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Trustee to allow timely decisions regarding required disclosure. In its evaluation of disclosure controls and procedures, the Trustee has relied, to the extent considered reasonable, on information provided by Blackbeard, the owner of the Waddell Ranch properties, and Riverhill Energy Corporation, the owner of the Texas Royalty properties. There has not been any change in the Trust’s internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1A.	Risk Factors

Risk factors relating to the Trust are contained in Item 1A of the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021. Except as set forth in such filing, no material change to such risk factors has occurred during the three months ended March 31, 2022.

Items 2 through 5.

Not applicable.

Item 6.	Exhibits

4.1

Permian Basin Amended and Restated Royalty Trust Indenture dated June 20, 2014, between Southland Royalty Company (now Burlington Resources Oil & Gas Company LP) and The First National Bank of Fort Worth (now Simmons Bank), as Trustee, heretofore filed as Exhibit 4.1 to the Trust’s Quarterly Report on Form 10-Q to the Securities and Exchange Commission for the quarterly period ended June 30, 2014, is incorporated herein by reference. *

4.2

Amendment No.  1 to the Amended and Restated Royalty Trust Indenture of Permian Basin Royalty Trust, dated May  4, 2022, heretofore filed as Exhibit 4.1 to the Trust’s Form 8-K to the Securities and Exchange Commission filed on May 6, 2022, is incorporated herein by reference. *

4.3

Net Overriding Royalty Conveyance (Permian Basin Royalty Trust) from Southland Royalty Company (now Burlington Resources Oil & Gas Company LP) to The First National Bank of Fort Worth (now Simmons Bank), as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit (4)(b) to the Trust’s Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980, is incorporated herein by reference. * (P)

4.4

Net Overriding Royalty Conveyance (Permian Basin Royalty Trust) from Southland Royalty Company (now Burlington Resources Oil & Gas Company LP) to The First National Bank of Fort Worth (now Simmons Bank), as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit (4)(b) to the Trust’s Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980, is incorporated herein by reference. * (P)

10.1

Registration Rights Agreement dated as of July 21, 2004 by and between Burlington Resources, Inc. and Bank of America, N.A., as trustee of Permian Basin Royalty Trust, heretofore filed as Exhibit 10.1 to the Trust’s Quarterly Report on Form 10-Q to the Securities and Exchange Commission for the quarterly period ended June 30, 2004 is incorporated herein by reference. *

10.2

Underwriting Agreement dated December 15, 2005 among the Permian Basin Royalty Trust, Burlington Resources, Inc., Burlington Resources Oil & Gas L.P. and Lehman Brothers Inc. and Wachovia Capital Markets, LLC as representatives of the several underwriters, heretofore filed as Exhibit 10.1 to the Trust’s current report on Form 8-K to the Securities and Exchange Commission filed on December 19, 2005, is incorporated herein by reference. *

10.3

Underwriting Agreement dated August 2, 2005 among the Permian Basin Royalty Trust, Burlington Resources, Inc., Burlington Resources Oil & Gas L.P. and Goldman Sachs & Co. and Lehman Brothers Inc. as representatives of the several underwriters, heretofore filed as Exhibit 10.1 to the Trust’s current report on Form 8-K to the Securities and Exchange Commission filed on August 8, 2005, is incorporated herein by reference. *

10.4

Underwriting Agreement dated August 17, 2006, among Permian Basin Royalty Trust, ConocoPhillips, Burlington Resources Oil & Gas Company LP and Lehman Brothers Inc. and Wachovia Capital Markets, LLC as representatives of the several underwriters heretofore filed as Exhibit 10.1 to the Trust’s current report on Form 8-K to the Securities and Exchange Commission filed on August 22, 2006, is incorporated herein by reference. *

31.1

Certification by Ron E. Hooper, Senior Vice President Royalty Trust Management of Simmons Bank, Trustee of Permian Basin Royalty Trust, dated May 16, 2022 and submitted pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate by Simmons Bank, Trustee of Permian Basin Royalty Trust, dated May 16, 2022 and submitted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

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
Ron E. Hooper
SVP Royalty Trust Management

Date: May 16, 2022

(The Trust has no directors or executive officers.)