Form 10-Q
period 2022-06-30
PERMIAN BASIN ROYALTY TRUST
filed 2022-08-15
CIK 319654

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period ended June 30, 2022

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

Number of Units of beneficial interest of the Trust outstanding at August 1, 2022: 46,608,796.

PERMIAN BASIN ROYALTY TRUST

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

The condensed financial statements included herein have been prepared by Simmons Bank as Trustee for the Permian Basin Royalty Trust (the “Trust”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Effective February 20, 2018, Simmons Bank (the “Trustee”) became the new trustee for the Trust. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed interim financial statements and notes thereto be read in conjunction with the financial statements and the notes thereto included in the Trust’s latest annual report on Form 10-K. In the opinion of the Trustee, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the assets, liabilities and trust corpus of the Trust as of June 30, 2022, and the distributable income and the changes in trust corpus for the three-month and six-month periods ended June 30, 2022 and 2021, have been included. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year. Unless specified otherwise, all amounts included herein are presented in US dollars.

The condensed interim financial statements as of June 30, 2022 and for the three-month and six-month periods ended June 30, 2022 and 2021, included herein, have been reviewed by Weaver and Tidwell, L.L.P., an independent registered public accounting firm, as stated in their report appearing herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Unit Holders of Permian Basin Royalty Trust and

Simmons Bank, Trustee

Dallas, Texas

Results of Review of Interim Financial Statements

We have reviewed the accompanying condensed statements of assets, liabilities and trust corpus of Permian Basin Royalty Trust (the “Trust”) as of June 30, 2022, and the related condensed statements of distributable income and changes in trust corpus for the three-month and six-month periods ended June 30, 2022 and 2021, and the related notes (collectively referred to as the “condensed interim financial statements or interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying condensed interim financial statements for them to be in conformity with the modified cash basis of accounting, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America.

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

/s/ WEAVER AND TIDWELL, L.L.P.

Dallas, TX

August 15, 2022

PERMIAN BASIN ROYALTY TRUST

CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	June 30, 2022 (Unaudited)	December 31, 2021
ASSETS
Cash and short-term investments	$5,373,245	$2,248,527
Net overriding royalty interests in producing oil and gas properties (net of accumulated amortization of $10,649,131 and $10,622,528 at June 30, 2022 and December 31, 2021, respectively)	326,085	352,688

TOTAL ASSETS	$5,699,330	$2,601,215

LIABILITIES AND TRUST CORPUS
Distribution payable to Unit holders	$4,273,245	$1,148,527
Commitments and reserves for contingencies (Note 6)	1,100,000	1,100,000
Trust corpus – 46,608,796 Units of beneficial interest authorized and outstanding	326,085	352,688

TOTAL LIABILITIES AND TRUST CORPUS	$5,699,330	$2,601,215

The accompanying notes are an integral part of these condensed financial statements.

PERMIAN BASIN ROYALTY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

	THREE MONTHS ENDED June 30, 2022	THREE MONTHS ENDED June 30, 2021
Royalty income	$7,630,221	$2,941,146
Interest income	1,785	1,273

	7,632,006	2,942,419
Reserve for expenses	$—	—
General and administrative expenditures	(273,698)	(284,304)

Distributable income	$7,358,308	$2,658,115

Distributable income per Unit (46,608,796 Units)	$.16	$.06

The accompanying notes are an integral part of these condensed financial statements.

PERMIAN BASIN ROYALTY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

	SIX MONTHS ENDED June 30, 2022	SIX MONTHS ENDED June 30, 2021
Royalty income	$11,708,866	$5,065,303
Interest income	3,018	2,586

	11,711,884	5,067,889
Reserve for expenses	—	—
General and administrative expenditures	(618,882)	(570,044)

Distributable income	$11,093,002	$4,497,845

Distributable income per Unit (46,608,796 Units)	$.24	$.10

The accompanying notes are an integral part of these condensed financial statements.

PERMIAN BASIN ROYALTY TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

	THREE MONTHS ENDED June 30, 2022	THREE MONTHS ENDED June 30, 2021
Trust corpus, beginning of period	$336,545	$373,055
Amortization of net overriding royalty interests	(10,460)	(11,722)
Distributable income	7,358,308	2,658,115
Distributions declared	(7,358,308)	(2,658,115)

Total Trust Corpus, end of period	$326,085	$361,333

Distributions per Unit	$.16	$.06

The accompanying notes are an integral part of these condensed financial statements.

PERMIAN BASIN ROYALTY TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

	SIX MONTHS ENDED June 30, 2022	SIX MONTHS ENDED June 30, 2021
Trust corpus, beginning of period	$352,688	$382,876
Amortization of net overriding royalty interests	(26,603)	(21,543)
Distributable income	11,093,002	4,497,845
Distributions declared	(11,093,002)	(4,497,845)

Total Trust Corpus, end of period	$326,085	$361,333

Distributions per Unit	$.24	$.10

The accompanying notes are an integral part of these condensed financial statements.

PERMIAN BASIN ROYALTY TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1.	TRUST ORGANIZATION AND PROVISIONS

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

On November 4, 2021, the Trustee announced that it has entered into an agreement with Argent Trust Company, a Tennessee chartered trust company (“Argent”), pursuant to which the Trustee will be resigning as trustee of the Trust and will nominate Argent as successor trustee of the Trust. The Trustee’s resignation as trustee, and Argent’s appointment as successor trustee, are subject to certain conditions set forth in the agreement, including approval by the Unit holders of the Trust (which approval was received on May 4, 2022) and of certain other trusts of which Simmons Bank acts as trustee (or a court) of (i) Argent’s appointment as successor trustee and (ii) any amendments to the Indenture of the Trust and the trust agreements and indentures of the other trusts necessary to permit Argent to serve as successor trustee.

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

Subsequent to June 30, 2022, the Trust declared a distribution on July 19, 2022, of $0.163979 per Unit paid on August 12, 2022, to unitholders of record on July 29, 2022.

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

Commodity Prices

The Trust’s income and monthly distributions are heavily influenced by commodity prices. Commodity prices may fluctuate widely in response to (i) relatively minor changes in the supply of and demand for oil and natural gas, (ii) market uncertainty and (iii) a variety of additional factors that are beyond the Trustee’s control. In 2020, there was a substantial decrease in oil and natural gas prices due in part to significantly decreased demand as a result of the novel coronavirus (“COVID-19”) pandemic. A combination of these factors resulted in the price of oil falling below zero to $(37.63) per barrel of oil on April 20, 2020, recovering the following day to $10.01 per barrel of oil. Recent prices have been substantially higher, but are expected to remain volatile. As of July 26, 2022, the price of oil was $94.98. Factors that may impact future commodity prices, including the price of oil and natural gas, include but are not limited to:

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

Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021

For the quarter ended June 30, 2022, royalty income received by the Trust amounted to $7,630,221 compared to royalty income of $2,941,146 during the second quarter of 2021. The increase in royalty income is primarily attributable to an increase in oil and gas pricing and an increase in oil and gas production, for the quarter ending June 30, 2022, as compared to the quarter ended June 30, 2021. Average oil and gas prices were $101.24 and $5.33, respectively, for the quarter ending June 30, 2022, compared to $59.35 and $2.69 for the quarter ended June 30, 2021.

Interest income for the quarter ended June 30, 2022, was $1,785 compared to $1,273 during the second quarter of 2021. The increase in interest income is primarily attributable to substantially increased amounts of funds available for investment. Total expenses during the second quarter of 2022 amounted to $273,698 compared to $284,304 during the second quarter of 2021. The decrease in total expenses can be primarily attributed to decreased expenses for professional services.

These transactions resulted in distributable income for the quarter ended June 30, 2022, of $7,358,308 or $.16 per Unit of beneficial interest. Distributions of $0.031783, $0.034445 and $0.091662 per Unit were made to Unit holders of record as of April 29, 2022, May 31, 2022, and June 30, 2022, respectively. For the second quarter of 2021, distributable income was $2,658,115 or $0.06 per Unit of beneficial interest.

Royalty income for the Trust for the second quarter of the calendar year is associated with actual oil and gas production for the period of February, March and April 2022 from the properties from which the Trust’s net overriding royalty interests (“Royalties”) were carved. Oil and gas sales attributable to the Royalties and the properties from which the Royalties were carved are as follows:

	Three Months Ended
	2022	2021
Royalties:
Oil sales (Bbls)	408,343	201,698
Gas sales (Mcf)	1,892,873	802,960
Properties From Which The Royalties Were Carved:
Oil:
Total oil sales (Bbls)	533,611	259,400
Average per day (Bbls)	5,929	2,882
Average price per Bbl	$101.24	$59.35
Gas:
Total gas sales (Mcf)	2,517,160	1,064,296
Average per day (Mcf)	27,968	11,696
Average price per Mcf	$5.33	$2.69

The average received price of oil increased to an average price per barrel of $101.24 per Bbl in the second quarter of 2022, compared to $59.35 per Bbl in the second quarter of 2021 due to worldwide market variables. The Trustee has been advised by the operator of the Waddell Ranch properties that for the period of August 1, 1993 through April 30, 2021, the oil from the Waddell Ranch properties was being sold under a competitive bid to a third party. The average price of gas (including natural gas liquids) increased from $2.69 per Mcf in the second quarter of 2021 to $5.33 per Mcf in the second quarter of 2022 due to change in overall market variables.

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

Capital expenditures for drilling, remedial and maintenance activities on the Waddell Ranch properties during the second quarter of 2022 totaled $32 million as compared to about $10 million (gross) for the second quarter of 2021. Blackbeard has previously informed the Trustee that the 2022 capital expenditures budget has been approved at $92.6 million (gross) for the Waddell Ranch properties. The total amount of capital expenditures for 2021 with regard to the Waddell Ranch properties totaled $10.8 million (gross).

The Trustee has been advised that there were 12 workover wells completed, 11.6 new wells completed, 11.3 new wells in progress and 12 workover wells in progress during the three months ended June 30, 2022, as compared to 34 workover wells (gross) completed, 22 new wells (gross) completed, 20 new wells (gross) in progress and 37 workover wells (gross) in progress for the three months ended June 30, 2021, on the Waddell Ranch properties. There were various facility projects in progress for the second quarter of 2022.

Lease operating expenses and property taxes totaled $10.3 million (gross) for the second quarter of 2022, compared to $6.8 million (gross) for the same period in 2021 on the Waddell Ranch properties due to increased maintenance work.

Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021

For the six months ended June 30, 2022, royalty income received by the Trust amounted to $11,708,866 compared to royalty income of $5,065,303 for the six months ended June 30, 2021. The increase in royalty income is primarily attributable to an increase in oil and gas pricing and an increase in oil and gas production for the six months ending June 30, 2022, as compared to the six months ended June 30, 2021, and an increase due to the fact that the Waddell Ranch NPI deficit was fully recovered during the six months ending June 30, 2022, as compared to the six months ended June 30, 2021. Average oil and gas prices were $89.15 and $4.89, respectively, for the six months ending June 30, 2022 compared to $52.14 and $2.68 for the six months ended June 30, 2021.

Interest income for the six months ended June 30, 2022, was $3,018 compared to $2,586 during the six months ended June 30, 2021. The increase in interest income is primarily attributable to substantially increased amounts of funds available for investment. Total expenses during the six months ending June 30, 2022, amounted to $618,882 compared to $570,044 during the six months ended June 30, 2021. The increase in total expenses can be primarily attributed to increased expenses for professional services, printing costs and the timing of payment of expenses.

These transactions resulted in distributable income for the six months ended June 30, 2022 of $11,093,002, or $0.24 per Unit. For the six months ended June 30, 2021, distributable income was $4,497,845 or $0.10 per Unit.

Royalty income for the Trust for the six months ended June 30, 2022, is associated with actual oil and gas production for the period November 2021 through April 2022 from the properties from which the Royalties were carved. Oil and gas sales attributable to the Royalties and the properties from which the Royalties were carved are as follows:

	Six Months Ended
	2022	2021
Royalties:
Oil sales (Bbls)	785,586	383,460
Gas sales (Mcf)	4,073,371	1,726,181
Properties From Which The Royalties Were Carved:
Oil:
Total oil sales (Bbls)	1,022,533	491,218
Average per day (Bbls)	5,649	2,714
Average price per Bbl	$89.15	$52.14
Gas:
Total gas sales (Mcf)	5,415,615	2,288,187
Average per day (Mcf)	29,921	12,642
Average price per Mcf	$4.89	$2.68

The average received price of oil increased during the six months ended June 30, 2022 to $89.15 per barrel compared to $52.14 per barrel for the same period in 2021 due to worldwide market variables. The increase in the average price of gas (including natural gas liquids) from $2.68 per Mcf for the six months ended June 30, 2021, to $4.89 per Mcf for the six months ended June 30, 2022 is due to change in overall market variables.

Since the oil and gas sales attributable to the Royalties are based on an allocation formula that is dependent on such factors as price and cost (including capital expenditures), the production amounts in the Royalties section of the above table do not provide a meaningful comparison. Both oil and gas sales volumes from the properties from which the Royalties are carved have increased for the applicable period of 2022 compared to 2021.

Capital expenditures for drilling, remedial and maintenance activities on the Waddell Ranch properties for the six months ended June 30, 2022 totaled $52.5 million (gross) compared to $20.1 million (gross) to the Trust for the same period in 2021. Blackbeard has previously advised the Trust that the 2022 capital expenditures budget for the Waddell Ranch properties is $92.6 million (gross).

The Trustee has been advised that 22.9 workover wells were completed and 21 new wells were completed on the Waddell Ranch properties during the six months ended June 30, 2022, as compared to 61 workover wells (gross) completed and 30 new wells (gross) in process on the Waddell Ranch properties during the six months ended June 30, 2021. There were various facility projects in progress for the second quarter of 2022.

Lease operating expenses and property taxes totaled $19.8 million for the six months ended June 30, 2022, compared to $9.1 million for the same period in 2021. The increase in lease operating expense is primarily attributable to increased spending on facilities and maintenance.

Calculation of Royalty Income

The Trust’s royalty income is computed as a percentage of the net profit from the operation of the properties in which the Trust owns net overriding royalty interests. The royalty income received and recorded by the Trust was determined by the operator as noted below. These percentages of net profits are 75% and 95% in the case of the Waddell Ranch properties and the Texas Royalty properties, respectively. Royalty income received by the Trust for the three months ended June 30, 2022 and 2021, respectively, were computed as shown in the table below:

	THREE MONTHS ENDED JUNE 30
	2022		2021
	WADDELL RANCH PROPERTIES	TEXAS ROYALTY PROPERTIES	WADDELL RANCH PROPERTIES	TEXAS ROYALTY PROPERTIES
Gross proceeds of sales from the Underlying Properties
Oil proceeds	$48,959,431	$5,065,035	$12,309,357	$3,085,187
Gas proceeds	13,042,810	373,227	2,604,427	263,799
Other (adjustment)	(8,817,665)	—	2,660,146	—

Total	53,184,556	5,438,262	17,573,930	3,348,986

Less:
Severance tax:
Oil	2,286,444	181,318	567,517	(6,092)
Gas	729,143	23,505	35,198	19,135
Other	4,167,638	—	—	—
Lease operating expense and property tax:
Oil and gas	10,006,024	240,000	6,533,019	240,000
Capital expenditures	32,086,722	—	10,438,196	—

Total	49,335,971	444,823	17,523,930	253,043

Net profits	3,848,605	4,993,439	—	3,095,943
Net overriding royalty interests	75%	95%	75%	95%

Royalty income	$2,886,454	4,743,767	$—	2,941,146

(1)

Due to the NPI deficit , the Waddell Ranch Properties did not contribute to Royalty income in April 2022. As of June 30, 2022, the NPI deficit for the underlying property (at 75%) was recovered from the future proceeds of the Waddell Ranch properties.

Critical Accounting Policies and Estimates

A disclosure of critical accounting policies and the more significant judgments and estimates used in the preparation of the Trust’s financial statements is included in Item 7 of the Trust’s Annual Report on Form 10-K for the year ended December 31, 2021. There have been no significant changes to the critical accounting policies during the six months ended June 30, 2022.

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

Risk factors relating to the Trust are contained in Item 1A of the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021. Except as set forth in such filing, no material change to such risk factors has occurred during the six months ended June 30, 2022.

Items 2 through 5.

Not applicable.

Item 6.	Exhibits

4.1

Permian Basin Amended and Restated Royalty Trust Indenture dated June 20, 2014, between Southland Royalty Company (now Burlington Resources Oil & Gas Company LP) and The First National Bank of Fort Worth (now Simmons Bank), as Trustee, heretofore filed as Exhibit 4.1 to the Trust’s Quarterly Report on Form 10-Q to the Securities and Exchange Commission for the quarterly period ended June 30, 2014, is incorporated herein by reference. *

4.2

Amendment No. 1 to the Amended and Restated Royalty Trust Indenture of Permian Basin Royalty Trust, dated May 4, 2022, heretofore filed as Exhibit 4.1 to the Trust’s Form 8-K to the Securities and Exchange Commission filed on May 6, 2022, is incorporated herein by reference. *

4.3

Net Overriding Royalty Conveyance (Permian Basin Royalty Trust) from Southland Royalty Company (now Burlington Resources Oil & Gas Company LP) to The First National Bank of Fort Worth (now Simmons Bank), as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit (4)(b) to the Trust’s Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980, is incorporated herein by reference. * (P)

4.4

Net Overriding Royalty Conveyance (Permian Basin Royalty Trust) from Southland Royalty Company (now Burlington Resources Oil & Gas Company LP) to The First National Bank of Fort Worth (now Simmons Bank), as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit (4)(b) to the Trust’s Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980, is incorporated herein by reference. * (P)

10.1

Registration Rights Agreement dated as of July 21, 2004 by and between Burlington Resources, Inc. and Bank of America, N.A., as trustee of Permian Basin Royalty Trust, heretofore filed as Exhibit 10.1 to the Trust’s Quarterly Report on Form 10-Q to the Securities and Exchange Commission for the quarterly period ended June 30, 2004 is incorporated herein by reference. *

10.2

Underwriting Agreement dated December 15, 2005 among the Permian Basin Royalty Trust, Burlington Resources, Inc., Burlington Resources Oil & Gas L.P. and Lehman Brothers Inc. and Wachovia Capital Markets, LLC as representatives of the several underwriters, heretofore filed as Exhibit 10.1 to the Trust’s current report on Form 8-K to the Securities and Exchange Commission filed on December 19, 2005, is incorporated herein by reference. *

10.3

Underwriting Agreement dated August 2, 2005 among the Permian Basin Royalty Trust, Burlington Resources, Inc., Burlington Resources Oil & Gas L.P. and Goldman Sachs & Co. and Lehman Brothers Inc. as representatives of the several underwriters, heretofore filed as Exhibit 10.1 to the Trust’s current report on Form 8-K to the Securities and Exchange Commission filed on August 8, 2005, is incorporated herein by reference. *

10.4

Underwriting Agreement dated August 17, 2006, among Permian Basin Royalty Trust, ConocoPhillips, Burlington Resources Oil & Gas Company LP and Lehman Brothers Inc. and Wachovia Capital Markets, LLC as representatives of the several underwriters heretofore filed as Exhibit 10.1 to the Trust’s current report on Form 8-K to the Securities and Exchange Commission filed on August 22, 2006, is incorporated herein by reference. *

31.1

Certification by Ron E. Hooper, Senior Vice President Royalty Trust Management of Simmons Bank, Trustee of Permian Basin Royalty Trust, dated August 15, 2022 and submitted pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate by Simmons Bank, Trustee of Permian Basin Royalty Trust, dated August 15, 2022 and submitted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

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

SIMMONS BANK, TRUSTEE FOR THE PERMIAN BASIN ROYALTY TRUST

	By:	/s/ RON E. HOOPER
Date: August 15, 2022		Ron E. Hooper SVP Royalty Trust Management

(The Trust has no directors or executive officers.)