Form 10-Q
period 2022-09-30
PERMIAN BASIN ROYALTY TRUST
filed 2022-11-14
CIK 319654

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period ended September 30, 2022

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

Number of Units of beneficial interest of the Trust outstanding at November 1, 2022: 46,608,796.

PERMIAN BASIN ROYALTY TRUST

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

The condensed financial statements included herein have been prepared by Simmons Bank as Trustee for the Permian Basin Royalty Trust (the “Trust”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Effective February 20, 2018, Simmons Bank (the “Trustee”) became the new trustee for the Trust. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed interim financial statements and notes thereto be read in conjunction with the financial statements and the notes thereto included in the Trust’s latest annual report on Form 10-K. In the opinion of the Trustee, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the assets, liabilities and trust corpus of the Trust as of September 30, 2022, the distributable income and the changes in trust corpus for the three-month and nine-month periods ended September 30, 2022 and 2021, have been included. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year. Unless specified otherwise, all amounts included herein are presented in US dollars.

The condensed interim financial statements as of September 30, 2022 and for the three-month and nine-month periods ended September 30, 2022 and 2021, included herein, have been reviewed by Weaver and Tidwell, L.L.P., an independent registered public accounting firm, as stated in their report appearing herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Unit Holders of Permian Basin Royalty Trust and

Simmons Bank, Trustee

Dallas, Texas

Results of Review of Interim Financial Statements

We have reviewed the accompanying condensed statements of assets, liabilities and trust corpus of Permian Basin Royalty Trust (the “Trust”) as of September 30, 2022, and the related condensed statements of distributable income and changes in trust corpus for the three-month and nine-month periods ended September 30, 2022 and 2021, and the related notes (collectively referred to as the “condensed interim financial statements or interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying condensed interim financial statements for them to be in conformity with the modified cash basis of accounting, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America.

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

/s/ WEAVER AND TIDWELL, L.L.P.

Dallas, TX

November 14, 2022

PERMIAN BASIN ROYALTY TRUST

CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	September 30, 2022 (Unaudited)	December 31, 2021
ASSETS
Cash and short-term investments	$11,524,889	$2,248,527
Net overriding royalty interests in producing oil and gas properties (net of accumulated amortization of $10,665,077 and $10,622,528 September 30, 2022 and December 31, 2021, respectively)	310,139	352,688

TOTAL ASSETS	$11,835,028	$2,601,215

LIABILITIES AND TRUST CORPUS
Distribution payable to Unit holders	$10,424,889	$1,148,527
Commitments and reserves for contingencies (Note 6)	1,100,000	1,100,000
Trust corpus – 46,608,796 Units of beneficial interest authorized and outstanding	310,139	352,688

TOTAL LIABILITIES AND TRUST CORPUS	$11,835,028	$2,601,215

The accompanying notes are an integral part of these condensed financial statements.

PERMIAN BASIN ROYALTY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

	THREE MONTHS ENDED September 30, 2022	THREE MONTHS ENDED September 30, 2021
Royalty income	$27,323,759	$3,344,086
Interest income	11,452	1,273

	27,335,211	3,345,359
General and administrative expenditures	(136,712)	(361,096)

Distributable income	$27,198,499	$2,984,263

Distributable income per Unit (46,608,796 Units)	$.58	$.06

The accompanying notes are an integral part of these condensed financial statements.

PERMIAN BASIN ROYALTY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

	NINE MONTHS ENDED September 30, 2022	NINE MONTHS ENDED September 30, 2021
Royalty income	$39,032,624	$8,409,389
Interest income	14,470	3,859

	39,047,094	8,413,247

General and administrative expenditures	(755,594)	(931,140)

Distributable income	$38,291,500	$7,482,108

Distributable income per Unit (46,608,796 Units)	$.82	$.16

The accompanying notes are an integral part of these condensed financial statements.

PERMIAN BASIN ROYALTY TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

	THREE MONTHS ENDED September 30, 2022	THREE MONTHS ENDED September 30, 2021
Trust corpus, beginning of period	$326,085	$361,333
Amortization of net overriding royalty interests	(15,946)	(14,090)
Distributable income	27,198,499	2,984,263
Distributions declared	(27,198,499)	(2,984,263)

Total Trust Corpus, end of period	$310,139	$347,243

Distributions per Unit	$.58	$.06

The accompanying notes are an integral part of these condensed financial statements.

PERMIAN BASIN ROYALTY TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

	NINE MONTHS ENDED September 30, 2022	NINE MONTHS ENDED September 30, 2021
Trust corpus, beginning of period	$352,688	$382,876
Amortization of net overriding royalty interests	(42,549)	(35,633)
Distributable income	38,291,500	7,482,108
Distributions declared	(38,291,500)	(7,482,108)

Total Trust Corpus, end of period	$310,139	$347,243

Distributions per Unit	$.82	$.16

The accompanying notes are an integral part of these condensed financial statements.

PERMIAN BASIN ROYALTY TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1.	TRUST ORGANIZATION AND PROVISIONS

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

On November 4, 2021, the Trustee announced that it has entered into an agreement with Argent Trust Company, a Tennessee chartered trust company (“Argent”), pursuant to which the Trustee will be resigning as trustee of the Trust and will nominate Argent as successor trustee of the Trust. The Trustee’s resignation as trustee, and Argent’s appointment as successor trustee, are subject to certain conditions set forth in the agreement, including approval by the Unit holders of the Trust (which approval was received on May 4, 2022) and of certain other trusts of which Simmons Bank acts as trustee (or a court) of (i) Argent’s appointment as successor trustee and (ii) any amendments to the Indenture of the Trust and the trust agreements and indentures of the other trusts necessary to permit Argent to serve as successor trustee. The effective date of Simmons Bank’s resignation and Argent’s appointment as successor trustee is anticipated to be December 30, 2022, subject to satisfaction or waiver of the remaining closing conditions.

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

Subsequent to September 30, 2022, the Trust declared a distribution on October 21, 2022, of $0.208587 per Unit payable on November 15, 2022 to Unit holders of record on October 31, 2022.

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

Commodity Prices

The Trust’s income and monthly distributions are heavily influenced by commodity prices. Commodity prices may fluctuate widely in response to (i) relatively minor changes in the supply of and demand for oil and natural gas, (ii) market uncertainty and (iii) a variety of additional factors that are beyond the Trustee’s control. In 2020, there was a substantial decrease in oil and natural gas prices due in part to significantly decreased demand as a result of the novel coronavirus (“COVID-19”) pandemic and an oversupply of crude oil driven by a dispute between members of the Organization of Petroleum Exporting Countries (“OPEC”) and Russia over production cuts; however, prices increased significantly beginning in 2021 and continued into the second quarter of 2022 before falling a bit in the third quarter 2022. Factors which may affect commodity prices are discussed below and under “Item 1A—Risk Factors” in the Trust’s Form 10-K for the year ended December 31, 2021. A combination of these factors resulted in the price of oil falling below zero to $(37.63) per barrel of oil on April 20, 2020, and recovering the following day to $10.01 per barrel of oil. As of October 31, 2022, the price of oil was $86.54 per barrel. Factors that may impact future commodity prices, including the price of oil and natural gas, include but are not limited to:

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

Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021

For the quarter ended September 30, 2022, royalty income received by the Trust amounted to $27,323,759 compared to royalty income of $3,344,086 during the third quarter of 2021. The increase in royalty income is primarily attributable to an increase in oil and gas pricing and an increase in oil and gas production. Average oil and gas prices were $108.75 and $6.60, respectively, for the quarter ending September 30, 2022 compared to $68.34 and $3.36 for the quarter ended September 30, 2021.

Interest income for the quarter ended September 30, 2022 was $11,452 compared to $1,273 during the third quarter of 2021. The increase in interest income is primarily attributable to substantially increased amounts of funds available for investment. Total expenses during the third quarter of 2022 amounted to $136,712 compared to $361,096 during the third quarter of 2021. The decrease in total expenses can be primarily attributed to decreased expense for professional services, printing expenses and the timing of payment of expenses.

These transactions resulted in distributable income for the quarter ended September 30, 2022 of $27,198,499 or $0.58 per Unit of beneficial interest. Distributions of $0.163979, $0.195923 and $0.223645 per Unit were made to Unit holders of record as of July 29, 2022, August 31, 2022, and September 30, 2022, respectively. For the third quarter of 2021, distributable income was $2,984,263 or $0.06 per Unit of beneficial interest.

Royalty income for the Trust for the third quarter of the calendar year is associated with actual oil and gas production for the period of May, June and July 2022 from the properties from which the Trust’s net overriding royalty interests (“Royalties”) were carved. Oil and gas sales attributable to the Royalties and the properties from which the Royalties were carved are as follows:

	Three Months Ended September 30,
	2022	2021
Royalties:
Oil sales (Bbls)	468,501	264,235
Gas sales (Mcf)	2,580,493	920,432
Properties From Which The Royalties Were Carved:
Oil:
Total oil sales (Bbls)	612,050	342,171
Average per day (Bbls)	6,801	3,802
Average price per Bbl	$108.75	$68.34
Gas:
Total gas sales (Mcf)	3,434,117	1,221,263
Average per day (Mcf)	38,157	13,420
Average price per Mcf	$6.60	$3.36

The average received price of oil increased to an average price per barrel of $108.75 in the third quarter of 2022, compared to $68.34 per Bbl in the third quarter of 2021 due to worldwide market variables. The average price of gas (including natural gas liquids) increased from $3.36 per Mcf in the third quarter of 2021 to $6.60 (including pricing for gas liquids) per Mcf in the third quarter of 2022 due to change in overall market variables.

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

Capital expenditures for drilling, remedial and maintenance activities on the Waddell Ranch properties during the third quarter of 2022 totaled $34.7 million (gross) as compared to $26.8 million (gross) for the third quarter of 2021. Blackbeard has previously informed the Trustee that the Trust’s portion of the 2022 capital expenditures budget for the Waddell Ranch properties is $92.6 million.

The Trustee has been advised that there were 10.1 (net to the Trust) workover wells completed, 12.4 (net to the Trust) new wells completed, 4.5 (net to the Trust) new wells in progress and 2.6 (net to the Trust) workover wells in progress during the three months ended September 30, 2022, as compared to 13.9 (net to the Trust) workover wells completed and 7.1 (net to the Trust) new wells completed, 9.4 (net to the Trust) new wells in progress, and 12.6 (net to the Trust) workover wells in progress for the three months ended September 30, 2021, on the Waddell Ranch properties. There were various facility projects in progress for the third quarter of 2022.

Lease operating expenses and property taxes totaled $11.5 million (gross) for the third quarter of 2022, compared to $6.6 million (gross) for the same period in 2021 on the Waddell Ranch properties due to increased maintenance work.

Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021

For the nine months ended September 30, 2022, royalty income received by the Trust amounted to $39,032,624 compared to royalty income of $8,409,389 for the nine months ended September 30, 2021. The increase in royalty income is primarily attributable to an increase in oil and gas pricing, also by an increase in oil and gas production, as compared to the nine months ended September 30, 2021. The Waddell Ranch properties did not contribute to royalty income for the nine months of 2021 due to excess costs. Average oil and gas prices were $96.49 and $5.56 for the nine months ended September 30, 2022 compared to $58.79 and $2.92 for the nine months ended September 30, 2021.

Interest income for the nine months ended September 30, 2022, was $14,470 compared to $3,859 during the nine months ended September 30, 2021. The increase in interest income is primarily attributable to substantially increased amounts of funds available for investment. Total expenses during the nine months ended September 30, 2022, amounted to $755,594 compared to $931,140 during the nine months ended September 30, 2021. The decrease in total expenses can be primarily attributed to decreased expenses for professional services, printing expenses and the timing expenses, including lack of contribution to the expense reserve in the current quarter.

These transactions resulted in distributable income for the nine months ended September 30, 2022 of $38,291,500, or $0.82 per Unit. For the nine months ended September 30, 2021, distributable income was $7,482,108, or $0.16 per Unit.

Royalty income for the Trust for the nine months ended September 30, 2022, is associated with actual oil and gas production for the period November 2021 through July 2022 from the properties from which the Royalties were carved. Oil and gas sales attributable to the Royalties and the properties from which the Royalties were carved are as follows:

	Nine Months Ended
	2022	2021
Royalties:
Oil sales (Bbls)	1,254,088	647,695
Gas sales (Mcf)	6,653,864	2,646,613
Properties From Which The Royalties Were Carved:
Oil:
Total oil sales (Bbls)	1,634,583	833,399
Average per day (Bbls)	9,031	4,604
Average price per Bbl	$96.49	$58.79
Gas:
Total gas sales (Mcf)	8,849,731	3,509,450
Average per day (Mcf)	48,894	19,389
Average price per Mcf	$5.56	$2.92

The average received price of oil increased during the nine months ended September 30, 2022 to $96.49 per barrel compared to $58.79 per barrel for the same period in 2021 due to worldwide market variables. The increase in the average price of gas (including natural gas liquids) from $2.92 per Mcf for the nine months ended September 30, 2021, to $5.56 per Mcf for the nine months ended September 30, 2022 was due to change in overall market variables.

Since the oil and gas sales attributable to the Royalties are based on an allocation formula that is dependent on such factors as price and cost (including capital expenditures), the production amounts in the Royalties section of the above table do not provide a meaningful comparison. Oil volume increased and gas sales volumes increased from the properties from which the Royalties are carved for the applicable period of 2022 compared to 2021.

Capital expenditures for drilling, remedial and maintenance activities on the Waddell Ranch properties for the nine months ended September 30, 2022 totaled $87.3 million (gross) compared to $46.8 million (gross) to the Trust for the same period in 2021. Blackbeard has previously advised the Trustee that the 2022 capital expenditures budget for the Waddell Ranch properties is $92.6 million (gross). As of August 31, 2022, approximately $62 million or 67% of the $92 million budget for 2022 has been expended, with the remaining 33% to be incurred through the remainder of the year.

The Trustee has been advised that 30.4 (net to the Trust) workover wells were completed and 2.6 (net to the Trust) workover wells were in progress, along with 30 (net to the Trust) new drill wells completed and 4.5 (net to the Trust) waiting on completion on the Waddell Ranch properties during the nine months ended September 30, 2022, as compared to 32.3 (net to the Trust) workover wells completed and 25.6 (net to the Trust) workover wells in progress, along with 15.4 (net to the Trust) new wells completed and 16.9 (net to the Trust) waiting on completion, on the Waddell Ranch properties during the nine months ended September 30, 2020. All new wells drilled in 2022 have been fracturized, both vertical and horizontal, both oil and gas. There were various facility projects in progress for the first nine months of 2022.

Lease operating expenses and property taxes totaled $31.3 million for the nine months ended September 30, 2022, compared to $13.3 million for the same period in 2021. The increase in lease operating expense is primarily attributable to increased spending on facilities and maintenance.

Calculation of Royalty Income

The Trust’s royalty income is computed as a percentage of the net profit from the operation of the properties in which the Trust owns net overriding royalty interests. The royalty income received and recorded by the Trust was determined by the operator as noted below. These percentages of net profits are 75% and 95% in the case of the Waddell Ranch properties and the Texas Royalty properties, respectively. Royalty income received by the Trust for the three months ended September 30, 2022 and 2021, respectively, were computed as shown in the table below:

	THREE MONTHS ENDED SEPTEMBER 30
	2022		2021
	WADDELL RANCH PROPERTIES	TEXAS ROYALTY PROPERTIES	WADDELL RANCH PROPERTIES		TEXAS ROYALTY PROPERTIES
Gross proceeds of sales from the Underlying Properties
Oil proceeds	$60,385,100	$6,174,254	$19,713,038		$3,672,468
Gas proceeds	22,274,172	385,270	3,863,742		243,784
Other (adjustment)	—	—	10,589,056	(1)	—

Total	82,659,272	6,559,524	34,165,836		3,916,252

Less:
Severance tax:
Oil	2,714,747	230,721	908,600		144,455
Gas	1,391,246	22,867	69,456		11,706
Other	3,824,716	—	—		—
Lease operating expense and property tax:
Oil and gas	11,236,250	240,000	6,396,277		240,000
Capital expenditures	37,744,153	—	26,791,503		—

Total	53,911,112	493,588	34,165,836		396,161

Net profits	28,748,160	6,065,936	—		3,520,091
Net overriding royalty interests	75%	95%	75%		95%

Royalty income	$21,561,120	5,762,639	$—	(1)	3,344,086

(1)	Due to the NPI deficit, the Waddell Ranch properties did not contribute to Royalty income for the three months ended September 30, 2021. As of September 30, 2022, the cumulative NPI deficit was fully recovered.

Critical Accounting Policies and Estimates

A disclosure of critical accounting policies and the more significant judgments and estimates used in the preparation of the Trust’s financial statements is included in Item 7 of the Trust’s Annual Report on Form 10-K for the year ended December 31, 2021. There have been no significant changes to the critical accounting policies during the nine months ended September 30, 2022.

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

Risk factors relating to the Trust are contained in Item 1A of the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021. Except as set forth in such filing, no material change to such risk factors has occurred during the nine months ended September 30, 2022.

Items 2 through 5.

Not applicable.

Item 6.	Exhibits

4.1

Permian Basin Amended and Restated Royalty Trust Indenture dated June 20, 2014, between Southland Royalty Company (now Burlington Resources Oil & Gas Company LP) and The First National Bank of Fort Worth (now Simmons Bank), as Trustee, heretofore filed as Exhibit 4.1 to the Trust’s Quarterly Report on Form 10-Q to the Securities and Exchange Commission for the quarterly period ended June 30, 2014, is incorporated herein by reference. *

4.2

Amendment No.  1 to the Amended and Restated Royalty Trust Indenture of Permian Basin Royalty Trust, dated May  4, 2022, heretofore filed as Exhibit 4.1 to the Trust’s Form 8-K to the Securities and Exchange Commission filed on May 6, 2022, is incorporated herein by reference. *

4.3

Net Overriding Royalty Conveyance (Permian Basin Royalty Trust) from Southland Royalty Company (now Burlington Resources Oil & Gas Company LP) to The First National Bank of Fort Worth (now Simmons Bank), as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit (4)(b) to the Trust’s Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980, is incorporated herein by reference. * (P)

4.4

Net Overriding Royalty Conveyance (Permian Basin Royalty Trust) from Southland Royalty Company (now Burlington Resources Oil & Gas Company LP) to The First National Bank of Fort Worth (now Simmons Bank), as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit (4)(b) to the Trust’s Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980, is incorporated herein by reference. * (P)

10.1

Registration Rights Agreement dated as of July 21, 2004 by and between Burlington Resources, Inc. and Bank of America, N.A., as trustee of Permian Basin Royalty Trust, heretofore filed as Exhibit 10.1 to the Trust’s Quarterly Report on Form 10-Q to the Securities and Exchange Commission for the quarterly period ended June 30, 2004 is incorporated herein by reference. *

10.2

Underwriting Agreement dated December 15, 2005 among the Permian Basin Royalty Trust, Burlington Resources, Inc., Burlington Resources Oil & Gas L.P. and Lehman Brothers Inc. and Wachovia Capital Markets, LLC as representatives of the several underwriters, heretofore filed as Exhibit 10.1 to the Trust’s current report on Form 8-K to the Securities and Exchange Commission filed on December 19, 2005, is incorporated herein by reference. *

10.3

Underwriting Agreement dated August 2, 2005 among the Permian Basin Royalty Trust, Burlington Resources, Inc., Burlington Resources Oil & Gas L.P. and Goldman Sachs & Co. and Lehman Brothers Inc. as representatives of the several underwriters, heretofore filed as Exhibit 10.1 to the Trust’s current report on Form 8-K to the Securities and Exchange Commission filed on August 8, 2005, is incorporated herein by reference. *

10.4

Underwriting Agreement dated August 17, 2006 among Permian Basin Royalty Trust, ConocoPhillips, Burlington Resources Oil & Gas Company LP and Lehman Brothers Inc. and Wachovia Capital Markets, LLC as representatives of the several underwriters heretofore filed as Exhibit 10.1 to the Trust’s current report on Form 8-K to the Securities and Exchange Commission filed on August 22, 2006, is incorporated herein by reference. *

31.1

Certification by Ron E. Hooper, Senior Vice President Royalty Trust Management of Simmons Bank, Trustee of Permian Basin Royalty Trust, dated November 14, 2022 and submitted pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate by Simmons Bank, Trustee of Permian Basin Royalty Trust, dated November 14, 2022 and submitted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

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
Ron E. Hooper
SVP Royalty Trust Management

Date: November 14, 2022

(The Trust has no directors or executive officers.)