Form 10-K
period 2022-12-31
PERMIAN BASIN ROYALTY TRUST
filed 2023-03-01
CIK 319654

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-8033

PERMIAN BASIN ROYALTY TRUST

(Exact Name of Registrant as Specified in the Permian Basin Royalty Trust Indenture)

Texas	75-6280532
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

Argent Trust Company

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☐	Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 USC. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No   ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $771,375,574.

At February 28, 2023, there were 46,608,796 Units of Beneficial Interest of the Trust outstanding.

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

The Permian Basin Royalty Trust (the “Trust”) is an express trust created under the laws of the state of Texas by the Permian Basin Royalty Trust Indenture (the “Trust Indenture”) entered into on November 3, 1980, between Southland Royalty Company (“Southland Royalty”) and The First National Bank of Fort Worth, as Trustee. Simmons Bank, an Arkansas state-chartered bank (“Simmons Bank”), was previously the Trustee of the Trust. Effective December 30, 2022, Argent Trust Company, a Tennessee chartered trust company (“Argent”), became the Trustee of the Trust. The principal office of the Trust (sometimes referred to herein as the “Registrant”) is located at 2911 Turtle Creek Boulevard, Suite 850, Dallas, Texas (telephone number (855) 588-7839).

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

Effective October 19, 2017, Simmons First National Corporation (“SFNC”) completed its acquisition of First Texas BHC, Inc., the parent company of Southwest Bank. SFNC is the parent company of Simmons Bank. SFNC merged Southwest Bank with Simmons Bank effective February 20, 2018. The defined term “Trustee” as used herein shall refer to Bank of America N.A. for periods prior to August 29, 2014, shall refer to Southwest Bank for periods from August 29, 2014 through February 19, 2018, shall refer to Simmons Bank for periods from February 20, 2018 through December 29, 2022, and shall refer to Argent (as defined below) for periods on and after December 30, 2022.

On November 4, 2021, Simmons Bank announced that it had entered into an agreement with Argent pursuant to which Simmons Bank would be resigning as trustee of the Trust and would nominate Argent as successor trustee of the Trust. The effective date of Simmons Bank’s resignation and Argent’s appointment as successor trustee was December 30, 2022.

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

Widely Held Fixed Investment Trust Reporting Information

Some Trust Units are held by middlemen, as such term is broadly defined in U.S. Treasury Regulations (and includes custodians, nominees, certain joint owners, and brokers holding an interest for a customer in street name, collectively referred to herein as “middlemen”). Therefore, the Trustee considers the Trust to be a non-mortgage widely held fixed investment trust (“WHFIT”) for U.S. federal income tax purposes. Argent Trust Company, EIN: 62-1437218, 2911 Turtle Creek Boulevard, Suite 850, Dallas, Texas 75219, telephone number (855) 588-7839, email address trustee@pbt-permian.com, is the representative of the Trust that will provide tax information in accordance with applicable U.S. Treasury Regulations governing the information reporting requirements of the Trust as a WHFIT. Tax information is also posted by the Trustee at www.pbt-permian.com. Notwithstanding the foregoing, the middlemen holding Trust Units on behalf of Unit holders, and not the Trustee of the Trust, are solely responsible for complying with the information reporting requirements under the U.S. Treasury Regulations with respect to such Trust Units, including the issuance of IRS Forms 1099 and certain written tax statements. Unit holders whose Trust Units are held by middlemen should consult with such middlemen regarding the information that will be reported to them by the middlemen with respect to the Trust Units.

Item 1A.	Risk Factors

Crude oil and natural gas prices are volatile and fluctuate in response to a number of factors; Lower prices could reduce the net proceeds payable to the Trust and Trust distributions.

The Trust’s income and monthly distributions are heavily influenced by commodity prices. Commodity prices may fluctuate widely in response to (i) relatively minor changes in the supply of and demand for oil and natural gas, (ii) market uncertainty and (iii) a variety of additional factors that are beyond the Trustee’s control. Recently, there has been volatility in oil and natural gas prices due in part to significantly decreased demand as a result of the novel coronavirus (“COVID-19”) pandemic, beginning in 2020, followed by increasing prices in 2021, and the first half of 2022. A combination of these factors resulted in the price of oil falling below zero to $(37.63) per barrel of oil on April 20, 2020, recovering the following day to $10.01 per barrel of oil. As of February 24, 2023, the price of oil was $76.45. It is uncertain how the war in Ukraine and resulting sanctions against Russia will affect oil prices in the coming months. Factors that may impact future commodity prices, including the price of oil and natural gas, include but are not limited to:

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

Production and development costs attributable to the Royalties are deducted in the calculation of the Trust’s share of net proceeds. Accordingly, higher or lower production and development costs will directly decrease or increase the amount received by the Trust from the Royalties. Production and development costs are impacted by increases in commodity prices, both directly, through commodity price dependent costs, such as electricity, and indirectly, as a result of demand driven increases in costs of oilfield goods and services. For example, the costs of electricity that will be included in production and development costs deducted in calculating the Trust’s share of 2023 net proceeds could increase compared to the electrical costs incurred during 2022 if higher fuel surcharges are charged by the third party electricity provider in response to any increased costs of natural gas consumed to generate the electricity. These increased costs could reduce the Trust’s share of 2023 net proceeds below the level that would exist if such costs remained at the level experienced in 2022. Similarly, new or changes to existing laws or regulations with which the Underlying Properties must comply, including environmental regulations or regulation of injection and disposal wells in connection with concerns regarding seismic activity, could result in increased production or development costs. If production and development costs attributable to the Royalties exceed the gross proceeds related to production from the Underlying Properties, the Trust will not receive net proceeds until future proceeds from production exceed the total of the excess costs plus accrued interest during the deficit period. Development activities may not generate sufficient additional proceeds to repay the costs.

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

There are operational risks and hazards associated with the production and transportation of crude oil and natural gas, including without limitation natural disasters, blowouts, explosions, fires, leakage of crude oil or natural gas, releases of other hazardous materials, mechanical failures, cratering, and pollution. Any of these or similar occurrences could result in the interruption or cessation of operations, personal injury or loss of life, property damage, damage to productive formations or equipment, damage to the environment or natural resources, or cleanup obligations. The operation of oil and gas properties is also subject to various laws and regulations. Non-compliance with such laws and regulations could subject the operator to additional costs, sanctions or liabilities. The uninsured costs resulting from any of these or similar occurrences could be deducted as a cost of production in calculating the net proceeds payable to the Trust and would therefore reduce Trust distributions by the amount of such uninsured costs.

As of December 31, 2022, oil and gas production from the Waddell Ranch properties is processed through a single facility, future distributions from those properties may be particularly susceptible to such risks. A partial or complete shut down of operations at that facility could disrupt the flow of royalty payments to the Trust and, accordingly, the Trust’s distributions to its Unit holders. In addition, although Blackbeard is the current operator of record of the properties burdened by the Waddell Ranch overriding royalty interests, none of the Trustee, the Unit holders or Blackbeard, as the current operator, has an operating interest in the properties burdened by the Texas Royalty properties’ (as defined herein on page 10) overriding royalty interests. As a result, these parties are not in a position to eliminate or mitigate the above or similar occurrences with respect to such properties and may not become aware of such occurrences prior to any reduction in Trust distributions which may result therefrom.

Increased concerns about climate change and environmental sustainability.

There is considerable debate as to the environmental effects of greenhouse gas emissions and associated consequences affecting global climate, oceans, and ecosystems. We are not in a position to validate or repudiate the existence of climate change or various aspects of the scientific debate. However, climate change could have an impact on the operation of the Underlying Properties. Underlying Properties in areas with limited water availability may be particularly impacted if droughts become more frequent or severe. Similarly, more extreme weather events such as ice storms or extended periods of freezing or high temperatures could disrupt operation and production of the Underlying Properties. Changes in climate or weather may hinder exploration and production activities or increase or decrease the cost of production of oil and natural gas resources and consequently affect demand. Changes in climate or weather may also affect consumer demand for energy or alter the overall energy mix. However, we are not in a position to predict the precise effects of climate change on energy markets or the physical effects of climate change. We are providing this disclosure based on publicly available information on the matter.

Finally, it should be noted that, recently, concerns about the potential effects of climate change have resulted in certain financial institutions, funds and other sources of capital restricting or eliminating their investment in oil and natural gas activities. These concerns have also led to the oil and gas industry facing growing demand for corporate transparency and a demonstrated commitment to sustainability goals. Furthermore, in March 2022 the U.S. Securities and Exchange Commission (“SEC”) proposed rule amendments that would require public companies to disclose certain climate-related information in their public filings. If adopted, the new requirements would begin to phase-in starting in Fiscal Year 2023 and would begin to apply to filings made in 2024. The comment period for the proposed amendments closed in June 2022, and the final rule has not yet been issued. Environmental, social, and governance (“ESG”) goals and programs, which typically include extralegal targets related to environmental stewardship, social responsibility, and corporate governance, have also become an increasing focus of investors and shareholders across the industry. While reporting on ESG metrics remains voluntary, access to capital and investors is likely to favor companies with robust ESG programs in place. Ultimately, these initiatives could make it more difficult for companies, including the companies that operate the Underlying Properties, to secure funding for exploration and production activities.

Notwithstanding potential risks related to climate change, the International Energy Agency (“IEA”) estimates that global energy demand will continue to rise and will not peak until after 2030 and that oil and natural gas will continue to represent a substantial percentage of global energy use over that time. However, for the first time, the IEA’s World Energy Outlook for 2022 estimated that natural gas demand will plateau by the end of the decade, and oil demand will level off in the mid-2030s and fall slightly by 2050.

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

The financial statements of the Trust are prepared on a modified cash basis of accounting, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States (“GAAP”). Although this basis of accounting is permitted for royalty trusts by the SEC, the financial statements of the Trust differ from GAAP financial statements mainly because revenues are not accrued in the month of production and cash reserves may be established which would not be accrued in GAAP financial statements. Further, Trust expenses are recorded when paid and not in the month they were incurred.

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

U.S. federal tax reform legislation known as the Tax Cuts and Jobs Act (the “TCJA”) was enacted December 22, 2017, and made significant changes to the federal income tax rules applicable to both individuals and entities, including changes to the effective tax rate on a Unit holder’s allocable share of certain income from the Trust. The TCJA is complex, thus, Unit holders should consult their tax advisor regarding the TCJA and its effect on an investment in Trust Units. In addition, President Biden’s administration has generally proposed repealing fossil fuel tax subsidies, which could impact certain tax benefits available to Trust Unit holders.

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

Demand for oil and gas, and the business and operations of the operators of the properties underlying the net profits interests, had and may in the future be adversely impacted by the different variants of the COVID-19 pandemic and measures being taken to mitigate its impact. As past coronavirus outbreaks and government responses escalated and de-escalated regionally and sporadically, the extent of the impact on domestic sales of crude oil and natural gas remains unknown. The industry experienced a sharp and rapid decline in the demand for crude oil and natural gas as the U.S. and global economy in 2020, and commodity prices were negatively impacted as economic activity was curtailed in response to the COVID-19 pandemic, as well as due to other geopolitical factors. At this time, the full extent to which COVID-19 will negatively impact the global economy and the oil and gas industry is uncertain, but pandemics or other significant public health events will most likely have a material adverse effect on the operators’ business and financial condition which would likely have an adverse effect on trust distributions.

Item 1B.	Unresolved Staff Comments

The Trust has not received any written comments from the Securities and Exchange Commission staff regarding its periodic or current reports under the Act not less than 180 days before December 31, 2022, which comments remain unresolved.

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

A production index for oil and gas properties is the number of years derived by dividing remaining reserves by current production. The production index for the Trust properties based on the reserve report prepared by independent petroleum engineers as of December 31, 2022, is approximately 15 years.

The following information under this Item 2 is based upon data and information, including audited computation statements, furnished to the Trustee by Blackbeard, the owner of the Waddell Ranch properties and BROG, the former owner of the Waddell Ranch properties, and Riverhill Energy, the owner of the Texas Royalty properties.

PRODUCING ACREAGE, WELLS AND DRILLING

Waddell Ranch Properties.    The net profits/overriding royalty interest in the Waddell Ranch properties is the largest asset of the Trust. The mineral interests in the Waddell Ranch, from which such net royalty interests are carved, vary from

37.5% (Trust net interest) to 50% (Trust net interest) in 78,715 gross (34,205 net) producing acres. A majority of the proved reserves are attributable to six fields: Dune, Sand Hills (Judkins), Sand Hills (McKnight), Sand Hills (Tubb), University-Waddell (Devonian) and Waddell. At December 31, 2022, the Waddell Ranch properties contained 918 (net) productive oil wells and 111 (net) productive gas wells.

As of April 1, 2020, Blackbeard Operating, LLC (“Blackbeard”) became operator of record of the Waddell Ranch properties. All field, technical and accounting operations have been contracted by agreements between the working interest owners and Schlumberger Integrated Project Management (“IPM”) and Riverhill Capital Corporation (“Riverhill Capital”), but remain under the direction of Blackbeard, as of December 31, 2022.

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

The Waddell Ranch properties are mature producing properties, and all of the major oil fields are currently being waterflooded for the purpose of facilitating enhanced recovery. Proved reserves and estimated future net revenues attributable to the properties are included in the reserve reports summarized below. The owner of the Underlying Properties for Waddell Ranch does not own the full working interest in any of the tracts constituting the Waddell Ranch properties and, therefore, implementation of any development programs will require approvals of other working interest holders as well as the owner of the Underlying Properties. In addition, implementation of any development programs will be dependent upon oil and gas prices currently being received and anticipated to be received in the future. There were 46.1 net drill wells completed on the Waddell Ranch properties during 2022. At December 31, 2022, there were 46.9 drill wells and 38.7 workover in progress on the Waddell Ranch properties. There were 79 gross (30 net) drill wells completed on the Waddell Ranch properties during 2021. At December 31, 2021, there were 11 drill wells and 11 workover in progress on the Waddell Ranch properties. There were 16 gross (6 net) drill wells completed on the Waddell Ranch properties during 2020. At December 31, 2020, there were 4 drill wells and 3 workover in progress on the Waddell Ranch properties.

Blackbeard has advised the Trustee that the total amount of capital expenditures for 2022 with regard to the Waddell Ranch properties totaled $124 million (gross). Capital expenditures include the cost of remedial and maintenance activities. The amount spent on remedial and maintenance activities is approximately $89 million of the amount expended by Blackbeard in 2022.

Blackbeard has advised the Trustee that the capital expenditures budget for 2023 totals approximately $122 million net to the Trust, of which approximately $8.1 million (gross) is attributable to facilities. Accordingly, there is a 32% increase in capital expenditures for 2023 as compared with the 2022 capital expenditures. There are expected to be 48.75 new drill wells and 45 recompletions in 2023 as compared to 46.88 new drill wells and 45.06 recompletion in 2022.

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

Well Count and Acreage Summary.    The following table shows as of December 31, 2022, the gross and net producing wells and acres for the Blackbeard interests on the Waddell Ranch. The net wells and acres are determined by multiplying the gross wells or acres by the Blackbeard interests owner’s working interest in the wells or acres as of December 31, 2022. Similar information is not available for the Riverhill Energy interests. There is no undeveloped acreage on the Waddell Ranch properties.

	NUMBER OF WELLS		ACRES
	Gross	Net	Gross	Net
Blackbeard Interests	1,029	351	78,715	34,205

OIL AND GAS PRODUCTION

The Trust recognizes production during the month in which the related distribution is received. Production of oil and gas attributable to the Royalties and the Underlying Properties, the related average sales prices and the average production cost per unit of production attributable to the Underlying Properties for the three years ended December 31, 2022, excluding portions attributable to the adjustments discussed below, were as follows:

	Waddell Ranch Properties			Texas Royalty Properties			Total
	2022	2021	2020	2022	2021	2020	2022	2021	2020
Royalties:
Production
Oil (barrels)	1,5244,038	775,230	219,634	206,433	191,876	215,685	1,760,471	967,106	435,319
Gas (Mcf)	9,346,780	3,754,386	1,282,070	114,307	122,262	155,292	9,461,087	3,876,648	1,437,362
Underlying Properties:
Production
Oil (barrels)	2,072,051	1,033,640	583,386	225,514	215,710	247,755	2,297,565	1,249,350	831,141
Gas (Mcf)	12,462,373	5,005,848	3,341,590	124,670	137,578	178,925	12,587,044	5,143,426	3,520,515
Average Sales Price
Oil/barrel	$94.38	$64.17	$39.02	$91.64	$59.34	$40.74	$94.11	$63.34	$39.51
Gas/Mcf	$5.48	$3.45	$1.37	$10.89	$6.59	$3.33	$5.54	$3.53	$1.47
Average Production Cost Oil/Gas BOE	$17.58	$17.71	$32.92	$6.81	$5.36	$4.27	$16.82	$16.01	$26.54

Since the oil and gas sales attributable to the Royalties are based on an allocation formula that is dependent on such factors as price and cost (including capital expenditures), production amounts do not necessarily provide a meaningful comparison.

Waddell Ranch properties lease operating expense for 2022 was $44 million (gross). The lease operating expense increased from $23 million in 2021 primarily because of increasing activity and facilities maintenance. Waddell Ranch lifting cost on a barrel of oil equivalent (BOE) basis was $17.58 bbl as compared to $17.71 in 2021 and $32.92 in 2020.

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

The independent petroleum engineers’ reports as to the proved oil and gas reserves attributable to the Royalties conveyed to the Trust were prepared by Cawley, Gillespie & Associates, Inc.(“CG&A”). CG&A, whose firm registration number is F-693, was founded in 1961 and is nationally recognized in the evaluation of oil and natural gas properties. The technical person at CG&A primarily responsible for overseeing the reserves estimates with respect to the Trust is Zane Meekins. Mr. Meekins has been a practicing petroleum engineering consultant since 1989 with over 35 years of practice experience in petroleum engineering, and is a registered professional engineer in the State of Texas (License No. 71055). Mr. Meekins graduated from Texas A&M University in 1987, Summa Cum Laude, with a B.S. degree in Petroleum Engineering. Both CG&A and Mr. Meekins have indicated that they meet or exceed all requirements set forth in Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers.

Cawley, Gillespie & Associates, Inc.’s reports are attached as exhibits to this Form 10-K. The following table presents a reconciliation of proved reserve quantities from January 1, 2020 through December 31, 2022 (in thousands):

	Waddell Ranch Properties		Texas Royalty Properties		Total
	Oil (Bbls)	Gas (Mcf)	Oil (Bbls)	Gas (Mcf)	Oil (Bbls)	Gas (Mcf)
January 1, 2020	920	3,695	3,109	1,691	4,029	5,386
Extensions, discoveries, and other additions	615	1,327	—	—	615	1,327
Revisions of previous estimates	155	1,060	87	62	242	1,122
Production	(220)	(1,282)	(216)	(155)	(436)	(1,437)

December 31, 2020	1,470	4,800	2,980	1,598	4,450	6,398
Extensions, discoveries, and other additions	1,309	2,123	—	—	1,309	2,123
Revisions of previous estimates	1,982	6,611	(151)	9	1,831	6,620
Production	(775)	(3,754)	(192)	(122)	(967)	(3,877)

December 31, 2021	3,986	9,780	2,637	1,485	6,623	11,264
Extensions, discoveries, and other additions	3,714	5,206	—	—	3,914	5,206
Revisions of previous estimates	2,747	18,778	229	(50)	2,976	(18,728)
Production	(1,554)	(9,347)	(206)	(114)	(1,760)	(9,461)

December 31, 2022	8,893	24,417	2,660	1,321	11,553	25,737

Estimated quantities of proved reserves and net cash flow as of December 31, 2022 are as follows:

	Waddell Ranch Properties
	Oil (Mstb)	Gas (Mcf)	Net Cash Flow, M$	10% Disc. Cash Flow, M$
Proved Developed Producing	5,179	19,210	$590,399	$378,215
Proved Developed Non-Producing	183	685	$20,882	$10,852

Proved Developed	5,362	19,895	$611,282	$388,867
Proved Undeveloped	3,531	4,521	$343,913	$190,587

Total Proved	8,893	24,416	$955,914	$579,454

	Texas Royalty Properties
	Oil (Mstb)	Gas (Mcf)	Net Cash Flow, M$	10% Disc. Cash Flow, M$
Proved Developed Producing	2,660	1,321	$250,033	$107,013
Proved Developed	2,660	1,321	$250,033	$107,013

Total Proved	2,660	1,321	$250,033	$107,013

	Total Waddell Ranch Plus Texas Royalty Properties
	Oil (Mstb)	Gas (Mcf)	Net Cash Flow, M$	10% Disc. Cash Flow, M$
Proved Developed Producing	7,839	20,531	$840,432	$485,228
Proved Developed Non-Producing	183	685	$20,882	$10,652

Proved Developed	8,022	21,216	$861,315	$495,880
Proved Undeveloped	3,531	4,521	$343,913	$190,587

Total Proved	11,553	25,737	$1,205,228	$686,467

Estimated quantities of proved developed reserves of oil and gas as of the dates indicated were as follows (in thousands):

Proved Developed Reserves:	Oil (Barrels)	Gas (Mcf)
January 1, 2020	4,029	5,386
December 31, 2020	4,450	6,398
December 31, 2021	6,623	11,264
December 31, 2022	11,553	25,737

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

The 2022, 2021 and 2020 change in the standardized measure of discounted future net cash revenues related to future royalty income from proved reserves attributable to the Royalties discounted at 10% is as follows (in thousands):

	Waddell Ranch Properties			Texas Royalty Properties			Total
	2022	2021	2020	2022	2021	2020	2022	2021	2020
January 1	$188,329	$33,852	$34,239	$71,528	$46,239	$68,516	$259,857	$80,091	$102,755
Extensions, discoveries, and other additions	201,239	51,245	10,240	—	—	—	201,239	51,245	10,240
Accretion of discount	18,883	3,385	3,424	7,153	4,624	6,852	25,896	8,009	10,276
Revisions of previous estimates and other	206,142	99,847	(11,039)	47,662	32,470	(20,101)	253,804	132,317	(31,140)
Royalty income	(35,089)	—	(3,012)	(19,329)	(11,806)	(9,028)	(54,418)	(11,806)	(12,040)

December 31	$579,453	$188,329	$33,852	$107,014	$71,527	$46,239	$686,468	$259,856	$80,091

Average oil and gas prices of $93.67 per barrel and $6.36 per Mcf were used to determine the estimated future net revenues from the Waddell Ranch properties and the Texas Royalty properties, respectively, at December 31, 2022. The upward revisions of both reserves and discounted future net cash flows for the Waddell Ranch properties are primarily due to stronger pricing for oil and by stronger gas pricing. The Texas Royalty properties are revised upward due to stronger pricing for oil.

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

The following presents estimated future net revenue and the present value of estimated future net revenue attributable to the Royalties, for each of the years ended December 31, 2022, 2021 and 2020 (in thousands):

	2022		2021		2020
	Estimated Future Net Revenue	Present Value at 10%	Estimated Future Net Revenue	Present Value at 10%	Estimated Future Net Revenue	Present Value at 10%
Total Proved
Waddell Ranch properties	$955,195	$579,454	$297,181	$188,329	$61,731	$33,852
Texas Royalty properties	250,033	107,014	167,968	71,527	108,715	46,239

Total	$1,205,228	$686,468	$465,149	$259,856	$170,446	$80,091

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

Environmental Regulation

Companies in the oil and gas industry are subject to stringent and complex federal, tribal, state and local laws and regulations governing the health and safety aspects of oil and gas operations, the management and discharge of materials into the environment, or otherwise relating to environmental protection. Those laws and regulations may impose numerous obligations that are applicable to the operations of the Underlying Properties, including the acquisition of a permit before conducting drilling, production or underground injection activities; the restriction on the types, quantities and concentrations of materials that can be emitted or released into the environment; the limitation or prohibition of drilling or other construction or operational activities on certain lands lying within wilderness, wetlands, endangered or threatened species habitat, and other protected areas; the installation of emission monitoring and/or pollution control equipment; the reporting of the types and quantities of various substances that are stored, processed, released, or disposed of in connection with operation of the Underlying Properties; the remediation of pollution from current or former operations, such as cleanup of releases, pit closure, removal of surface equipment and plugging of abandoned wells; the sourcing and disposal of water used in the drilling, fracturing and completion processes; the planning and preparedness for spill and emergency response activities; the application of specific health and safety criteria addressing worker protection; and the imposition of substantial liabilities for pollution resulting from operations including waste generation, air emissions, water discharges and current and historical waste disposal practices. Failure to comply with these laws and regulations may result in the suspension or revocation of necessary permits, licenses and authorizations; the requirement that additional pollution controls be installed; the assessment of administrative, civil or criminal penalties; the imposition of investigatory or remedial obligations; and the issuance of injunctions limiting or preventing some or all of the operations. Under certain environmental laws and regulations, the operators of the Underlying Properties could also be subject to joint and several, strict liability for the removal or remediation of previously released materials or property contamination, in either case, whether at a drilling or other operations site or a waste disposal facility, regardless of whether the operators were responsible for the release or contamination or if the operations were in compliance with all applicable laws at the time those actions were taken.

In addition, climate change is the subject of an important public policy debate and the basis for new legislation proposed by the United States Congress and certain states. President Biden has set ambitious goals related to mitigating climate change, including at least a 50 per cent reduction from 2005 levels in economy-wide net greenhouse gas pollution by 2030. Some states have also adopted climate change statutes and regulations. In response to the April 2007 U.S. Supreme Court decision in Massachusetts vs. EPA finding that greenhouse gases (“GHGs”) are air pollutants under the Clean Air Act (“CAA”), the United States Environmental Protection Agency (the “EPA”) issued an “Endangerment Finding” under Section 202(a) of the CAA, concluding that GHG pollution threatens the public health and welfare of future generations. Thereafter, EPA promulgated GHG monitoring and reporting regulations that, since 2011, have required annual reporting of carbon dioxide, methane and nitrous oxide emissions from certain sources in the oil and natural gas industry sector, including in the onshore oil and natural gas production segment. The EPA indicated that it will use data collected through the reporting rules to decide whether to promulgate future GHG emission limits. More recently, in August 2022, Congress passed the Inflation Reduction Act, which includes requirements to impose fees beginning in 2025 on methane emissions from oil and gas operations that are required to report their GHG emissions under the EPA’s GHG Reporting Rule.

Pursuant to the CAA and state laws concerning the permitting of air emissions, certain new and modified sources of air emissions are subject to air permitting authorizations for construction and operation, and sources of air emissions at the Underlying Properties are no exception to these requirements. In addition to air permitting requirements, certain sources of emissions involved in oil and gas operations are subject to source-specific emission standards pursuant to CAA New Source Performance Standards (“NSPS”) and National Emissions Standards for Hazardous Air Pollutants (“NESHAPS”). For example, on August 16, 2012, the EPA issued a final rule, known as NSPS Subpart OOOO, that established new source performance standards for volatile organic compounds (“VOCs”) and sulfur dioxide, an air toxics standard for major sources of oil and natural gas production, and an air toxics standard for major sources of natural gas transmission and storage. The rule applied to certain oil and natural gas sources that were constructed, modified, or reconstructed after August 23, 2011, and required that all hydraulically fractured or refractured natural gas wells be completed using reduced emission (“green”) completion technology, which significantly reduces VOC emissions. Limiting emissions of VOCs will have the co-benefit of also limiting methane, a GHG. These regulations also include requirements applicable to storage tanks and other equipment in the affected oil and natural gas industry segments. On June 3, 2016, EPA promulgated NSPS Subpart OOOOa, establishing additional standards for the reduction of methane, VOCs, and other emissions from new and existing sources in the oil and gas sector. Among other requirements, these new standards extended green completion requirements to new hydraulically fractured or refractured oil wells. Furthermore, EPA has also recently proposed to revise and add to the NSPS OOOO program rules, which, if adopted, could have a significant impact on the upstream and midstream oil and gas sectors. The proposed rules would formally instate methane emissions limitations from new, modified, and reconstructed sources; and would regulate existing sources for the first time under the NSPS OOOO program by requiring states to implement plans that meet or exceed federally established emission reduction guidelines for existing oil and natural gas facilities. Although the bulk of the 2012 and 2016 standards are currently in effect, future implementation and the ultimate scope of the VOC and methane emissions standards for the oil and gas production, transmission, and storage industry segments are uncertain at this time as a result of ongoing rulemakings and ongoing and expected legal challenges.

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

The Federal Water Pollution Control Act, also known as the Clean Water Act (“CWA”), and analogous state laws impose restrictions and strict controls on the discharge of pollutants, including produced waters and other oil and natural gas wastes, into waters of the United States. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by EPA or the relevant state agency. The CWA also prohibits the discharge of dredge and fill material in regulated waters, including wetlands, unless authorized by a permit issued by the U.S. Army Corps of Engineers (“USACE”). Whether CWA permitting is required depends upon whether and the extent to which “Waters of the United States” (“WOTUS”) may be impacted by the planned activity — for example, construction of drilling pads, access roads, or pipelines. Rulemaking by EPA and the USACE to define WOTUS has been heavily litigated, resulting in the rule taking effect at times in some states but not others. Most recently, EPA and USACE’s WOTUS definition rulemaking on December 30, 2022, incorporated “relatively permanent” and “significant nexus” standards for determining jurisdiction over adjacent wetlands and additional waters. This WOTUS definition will become effective March 20, 2023. Regardless, the applicable WOTUS definition affects what CWA permitting or other regulatory obligations, such as spill prevention, control, and countermeasure (“SPCC”) planning, may be triggered during development and operation of the Underlying Properties, and changes to the WOTUS definition could cause delays in development and/or increase the cost of development and operation of the Underlying Properties.

SPCC regulations promulgated under the CWA and later amended by the Oil Pollution Act of 1990 impose obligations and liabilities related to the prevention of oil spills and damages resulting from such spills into or threatening waters of the United States or adjoining shorelines. For example, operators of certain oil and natural gas facilities that store oil in more than threshold quantities, the release of which could reasonably be expected to reach jurisdictional waters, must develop, implement, and maintain SPCC Plans. Federal and state regulatory agencies can impose administrative, civil and criminal penalties for non-compliance with discharge permits or other requirements of the CWA and analogous state laws and regulations.

The Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), also known as the “superfund” law, imposes liability, regardless of fault or the legality of the original conduct, on certain classes of persons that contributed to the release of a “hazardous substance” into the environment. These persons include the current or previous owner and operator of a site where a hazardous substance has been disposed and persons who disposed or arranged for the disposal of a hazardous substance at a site, or transported a hazardous substance to a site for disposal. CERCLA also authorizes the EPA and, in some cases, private parties to take actions in response to threats to the public health or the environment and to seek recovery from such responsible classes of persons of the costs of such an action. From time to time, EPA may designate additional materials as hazardous substances under CERCLA, which could result in additional investigation and remediation at current Superfund sites, or reopener of Superfund sites that previously received regulatory closure. For example, on August 26, 2022, EPA announced a proposal to designate as hazardous substances perfluorooctanoic acid (“PFOA”) and perfluorooctanesulfonic acid (“PFOS”), which have been commonly used in a variety of industrial and consumer products. In the course of operations, the working interest owner and/or the operator of the Underlying Properties may have generated and may generate wastes that may fall within CERCLA’s definition of “hazardous substances.” The operator of the Underlying Properties or the working interest owners may be responsible under CERCLA for all or part of the costs to clean up sites at which such substances have been disposed. Although the Trust is not the operator of any of the Underlying Properties, or the owner of any working interest, its ownership of royalty interests could cause it to be responsible for all or part of such costs to the extent CERCLA imposes responsibility on such parties as “owners.”

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

The federal Safe Drinking Water Act (“SDWA”) and the Underground Injection Control (“UIC”) program promulgated under the SDWA and analogous state programs regulate the drilling and operation of salt water disposal wells. EPA directly administers the UIC program in some states and in others administration is delegated to the state. Permits must be obtained before drilling salt water disposal wells, and casing integrity monitoring must be conducted periodically to ensure that the disposed waters are not leaking into groundwater. In addition, because some states have become concerned that the injection or disposal of produced water could, under certain circumstances, trigger or contribute to earthquakes, they have adopted or are considering additional regulations regarding such disposal methods. Changes in regulations or the inability to obtain permits for new disposal wells in the future may affect the ability of the operators of the Underlying Properties to dispose of produced water and ultimately increase the cost of operation of the Underlying Properties or delay production schedules. For example, in 2014, the Railroad Commission of Texas (“RRC”) published a final rule governing permitting or re-permitting of disposal wells that would require, among other things, the submission of information on seismic events occurring within a specified radius of the disposal well location, as well as logs, geologic cross sections and structure maps relating to the disposal area in question. If the permittee or an applicant of a disposal well permit fails to demonstrate that the injected fluids are confined to the disposal zone or if scientific data indicates such a disposal well is likely to be or determined to be contributing to seismic activity, then the RRC may deny, modify, suspend or terminate the permit application or existing operating permit for that well. Furthermore, in response to a number of earthquakes in recent years in the Midland Basin, in September 2021 the RRC announced that it will not issue any new saltwater disposal (“SWD”) well permits in an area known as the Gardendale Seismic Response Area (“SRA”), and will require existing SWD wells in that area to reduce their maximum daily injection rate to 10,000 barrels per day per well.. In December 2021, the RRC went on to suspend all well activity in deep formations in the Gardendale SRA, effectively terminating 33 disposal well permits. And in October 2021 and January 2022, respectively, the RRC identified two additional SRAs: the Northern Culberson-Reeves SRA and the Stanton SRA. Operators in the Northern Culberson-Reeves and Stanton SRAs were required to develop and implement seismic response plans, which include expanded data collection efforts, contingency responses for future seismicity, and scheduled checkpoint updates with RRC staff. Both the Gardendale and Northern Culberson-Reeves SRAs were expanded in December 2022 in response to additional earthquakes in the area. Such restrictions and requirements could limit the Underlying Properties’ oil and gas well exploration and production activities or increase the cost of those activities if wastewater disposal options become limited.

In addition, several cases have in recent years put a spotlight on the issue of whether injection wells may be regulated under the CWA if a direct hydrological connection to a jurisdictional surface water can be established. The split among federal circuit courts of appeals that decided these cases engendered two petitions for writ of certiorari to the United States Supreme Court in August 2018, one of which was granted in February 2019. EPA has also brought attention to the reach of the CWA’s jurisdiction in such instances by issuing a request for comment in February 2018 regarding the applicability of the CWA permitting program to discharges into groundwater with a direct hydrological connection to jurisdictional surface water, which hydrological connections should be considered “direct,” and whether such discharges would be better addressed through other federal or state programs. In a statement issued by EPA in April 2019, the Agency concluded that the CWA should not be interpreted to require permits for discharges of pollutants that reach surface waters via groundwater. However, in April 2020, the Supreme Court issued a ruling in the case, County of Maui, Hawaii v. Hawaii Wildlife Fund, holding that discharges into groundwater may be regulated under the CWA if the discharge is the “functional equivalent” of a direct discharge into navigable waters. On January 14, 2021, EPA issued guidance on the ruling that emphasized discharges to groundwater are not necessarily the “functional equivalent” of a direct discharge based solely on proximity to jurisdictional waters, although EPA rescinded that guidance on September 16, 2021. If in the future CWA permitting is required for saltwater injection wells, as a result of the Supreme Court’s ruling in County of Maui, Hawaii v. Hawaii Wildlife Fund, the costs of permitting and compliance for injection well operations by the companies that operate the Underlying Properties could increase.

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

Approximately 755 Unit holders of record held the 46,608,796 Units of the Trust at February 28, 2023.

The Trust has no equity compensation plans and has not repurchased any Units during the period covered by this report.

Item 6.	Selected Financial Data

REMOVED AND RESERVED.

Computation of Royalty Income Received by the Trust

The Trust’s royalty income is computed as a percentage of the net profit from the operation of the properties in which the Trust owns net overriding royalty interests. The percentages of net profits are 75% and 95% in the cases of the Waddell Ranch properties and the Texas Royalty properties, respectively. Royalty income received by the Trust for the five years ended December 31, 2022, was computed as shown in the table on the next page.

	Year Ended December 31,
	2022		2021		2020			2019		2018
Gross Proceeds of Sales From the Underlying Properties:	Waddell Ranch Properties	Texas Royalty Properties	Waddell Ranch Properties	Texas Royalty Properties	Waddell Ranch Properties		Texas Royalty Properties	Waddell Ranch Properties	Texas Royalty Properties	Waddell Ranch Properties	Texas Royalty Properties
Oil Proceeds	$195,554,348	$20,665,465	$66,328,817	$12,799,649	$22,745,332		$10,093,604	$31,769,427	$13,325,221	$31,631,883	$12,932,547
Gas Proceeds	37,108,451	1,357,568	17,259,346	906,335	4,584,768		595,961	7,655,763	1,169,754	12,007,971	1,644,306
Other	31,318,921	—	—	—	—		—	—	—	—	—
Adjustment	(20,315,365)	—	9,423,956	—	8,583,304	(1)	—	—	—	56,767	—

Total	243,566,355	22,023,033	93,012,119	13,705,984	35,913,404		10,689,565	39,425,195	14,494,975	43,696,621	14,576,853

Less:
Severance Tax
Oil	8,915,016	792,637	3,057,598	380,409	1,056,855		414,326	1,457,033	489,096	1,409,979	452,689
Gas	4,481,839	83,552	194,140	48,894	164,243		32,666	269,932	36,693	273,048	75,623
Other	15,427,633	—	173,640	—	726,596		—	—	—	—	—
Lease Operating Expense and Property Tax Oil and Gas	43,673,061	800,380	23,026,783	849,824	19,635,387		738,915	23,371,924	1,103,052	16,402,257	639,920
Capital Expenditures	124,283,888	—	66,559,957	—	10,314,532		—	3,306,832	—	1,849,553	—

Total	$196,781,437	$1,676,539	$93,012,118	$1,279,127	$31,897,613		$1,185,907	$28,405,719	$1,628,841	$19,934,837	$1,168,232

Net Profits	$46,784,918	$20,346,494	$0	$12,426,857	$4,015,791		$9,503,658	$11,019,476	$12,866,134	$23,761,784	$13,408,621
Net Overriding Royalty Interest	75%	95%	75%	95%	75%		95%	75%	95%	75%	95%

Total Royalty Income for Distribution	$35,088,618	$19,329,169	$0	$11,805,514	$3,011,843		$9,028,475	$8,264,606	$12,222,827	$17,821,338	$12,738,189

(1)

Due to beginning NPI deficit at 1/1/2022, the Waddell Ranch properties did not contribute to Royalty income from 1/1/2022 — 4/30/2022. Beginning on 5/1/2022, the NPI deficit was fully recovered, therefore the Waddell Ranch properties began contributing to Royalty income.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

Trustee’s Discussion and Analysis for the Three-Year Period Ended December 31, 2022

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

Results of Operations

Royalty income received by the Trust for the three-year period ended December 31, 2022, is reported in the following table:

	Year Ended December 31,
Royalties	2022	2021	2020
Total Revenue	$54,417,857 100%	$11,805,514 100%	$12,040,318 100%
Oil Revenue	41,357,571 76%	9,562,466 81%	10,354,672 86%
Gas Revenue	13,060,286 24%	2,243,048 19%	1,685,646 14%
Total Revenue/Unit	$1.167545	$.253289	$.258327

Royalty income of the Trust for the calendar year is associated with actual oil and gas production for the period November of the prior year through October of the current year. Oil and gas production for 2022, 2021 and 2020 generated by the Royalties and the Underlying Properties, excluding portions attributable to the adjustments discussed hereafter, are presented in the following table:

	Year Ended December 31,
Royalties	2022	2021	2020
Oil Sales (Bbls)	1,760,471	967,106	435,319
Gas Sales (Mcf)	9,461,087	3,876,648	1,437,362
Underlying Properties
Oil
Total Oil Sales (Bbls)	2,297,565	1,249,350	831,141
Average Per Day (Bbls)	6,295	3,423	2,277
Average Price/Bbl	$94.11	$63.34	$39.51
Gas
Total Gas Sales (Mcf)	12,587,044	5,143,426	3,520,515
Average Per Day (Mcf)	34,485	14,092	9,645
Average Price/Mcf	$5.54	$3.53	$1.47

The average price of oil increased to $94.11 per barrel in 2022, up from $63.34 per barrel in 2021. The average price of oil in 2020 was $39.51 per barrel. In addition, the average price of gas increased from $3.53 per Mcf in 2021 to $5.54 per Mcf in 2022. The average price of gas in 2020 was $1.47 per Mcf. Oil prices have increased primarily because of world market conditions. Oil prices are expected to remain volatile. Gas liquids values remain stronger and keep the prices of gas stronger. Blackbeard, after assuming the role of operation of the Waddell Ranch Properties, immediately instituted a workover of specific wells, which caused the Trust not to receive any royalty income from the Waddell Properties in 2021.

Subsequent to December 31, 2022, the price of both oil and gas continued to fluctuate, giving rise to a correlating adjustment of the respective standardized measure of discounted future net cash flows. As of February 24, 2023, NYMEX posted oil prices were approximately $76.45 per barrel, which compared to the posted price of $93.67 per barrel, used to calculate the worth of future net revenue of the Trust’s proved developed reserves, would result in a smaller standardized measure of discounted future net cash flows for oil. As of February 24, 2023, NYMEX posted gas prices were $2.07 per million British thermal units. The use of such price, as compared to the posted price of $6.36 per million British thermal units, used to calculate the future net revenue of the Trust’s proved developed reserves would result in a smaller standardized measure of discounted future net cash flows for gas.

Since the oil and gas sales attributable to the Royalties are based on an allocation formula that is dependent on such factors as price and cost (including capital expenditures), production amounts do not necessarily provide a meaningful comparison. For the underlying properties total oil production increased by approximately 84% from 2021 to 2022 primarily due to additional production on Waddell due to new drilling. For the underlying properties total gas production increased approximately 145% from 2021 to 2022 primarily due to production increase.

Total capital expenditures in 2022 used in the net overriding royalty calculation were approximately $124.3 million (gross) compared to $66.6 million (gross) in 2021 and $10.3 million (gross) in 2020. The operator of the Waddell Ranch properties has informed the Trustee that, in order to halt the production decline curve and to exploit the remaining potential of the Trust’s assets more fully, a more aggressive, robust capital expenditure budget will be necessary in the future and is being pursued.

In 2021, there were 28 recompletion wells completed and 47 wells permanently plugged on the Waddell Ranch properties. Actual costs for this program in 2021 approximated $66.6 million (gross). This cost is for the development program and base facilities. In 2022, there were 46.1 new drill wells and 46.9 recompletion wells completed on the Waddell Ranch properties.

Texas law requires all temporarily abandoned wells to be either worked over and recompleted to functional status or permanently plugged and abandoned within a five year time frame. The Waddell Ranch properties contain over 700 such temporarily abandoned wells. In 2022, there were 46.9 recompletion wells completed and 17.8 wells permanently plugged on the Waddell Ranch properties.

There were 91 drill wells completed on the Waddell Ranch properties during 2022. At December 31, 2021, there were 79 drill wells on the Waddell Ranch properties.

Blackbeard has advised the Trustee that the proposed budget for 2023 will be $122 million (net). The 2023 budget will include amounts to be spent on 48.75 (net) horizontal wells targeting the Sandhills and McKnight formations, along with various other recompleted wells prospects to be worked over and completed, and also amounts to be spent on additional facilities and infrastructure improvements and the completion of projects begun in 2022. Because the wide volatility of the pricing for both oil and gas in the current market, Blackbeard could not make any accurate projections as to the anticipated revenue streams or production levels of both the 2022 and projected 2023 budget projects.

In 2022, lease operating expense and property taxes on the Waddell Ranch properties amounted to approximately $43.7 million. In 2021, lease operating expense and property taxes on the Waddell Ranch properties amounted to approximately $23 million. In 2020, lease operating expense and property taxes on the Waddell Ranch properties amounted to approximately $19.6 million.

The Trustee has been advised by the operator that since June 2006, the oil from the Waddell Ranch has been marketed by the operator by soliciting bids from third parties on an outright sale basis of production listed in bid packages.

During 2022, the monthly royalty receipts were invested by the Trustee in cash and cash equivalents until the monthly distribution date, and earned interest totaled $48,371. Interest income for 2021 and 2020 was $5,112 and $9,603, respectively.

General and administrative expenses in 2022 were $922,404 compared to $1,088,851 in 2021 and $1,041,303 in 2020, primarily due to audit of properties and other professional services. The reserve for administrative expenses for any potentially extraordinary events and/or expenses was $1,100,000 as of December 31, 2022. Total reserves for expenses for the years ended December 31, 2022, 2021 and 2020 was $0, $0 and $50,000, respectively.

Distributable income for 2022 was $53,543,824 or $1.15 per Unit.

Distributable income for 2021 was $10,721,775 or $0.23 per Unit.

Distributable income for 2020 was $10,958,618 or $0.24 per Unit.

Results of the Fourth Quarters of 2022 and 2021

Royalty income received by the Trust for the fourth quarter of 2022 amounted to $15,385,233 or $0.33 per Unit. For the fourth quarter of 2021, the Trust received royalty income of $3,396,125 or $0.07 per Unit. Interest income for the fourth quarter of 2022 amounted to $33,117 compared to $1,253 for the fourth quarter of 2021. The increase in interest income can be attributed primarily to an increase of funds available. Total general and administrative expenses was $150,153 for the fourth quarter of 2022 compared to $166,809 for the fourth quarter of 2021. The decrease in expenses primarily related to timing of payments of legal and auditor expenses.

Royalty income for the Trust for the fourth quarter is associated with actual oil and gas production during August through October from the Underlying Properties. Oil and gas production attributable to the Underlying Properties for the quarter and the comparable period for 2021 are as follows:

	Fourth Quarter
	2022	2021
Royalties
Oil Sales (Bbls)	506,384	319,411
Gas Sales (Mcf)	2,807,222	1,230,035
Underlying Properties
Total Oil Sales (Bbls)	662,982	415,951
Average Per Day (Bbls)	7,206	4,521
Average Price/Bbls	$88.24	$72.44
Total Gas Sales (Mcf)	3,737,313	1,633,976
Average Per Day (Mcf)	40,623	17,761
Average Price/Mcf	$5.49	$4.85

The posted price of oil increased for the fourth quarter of 2022 compared to the fourth quarter of 2021, resulting in an average price per barrel of $88.24 compared to $72.44 in the same period of 2021. The average price of gas increased for the fourth quarter of 2022 compared to the same period in 2021, resulting in an average price per Mcf of $5.49 compared to $4.85 in the fourth quarter of 2021.

The Trustee has been advised that oil and gas production increased in the fourth quarter of 2022 compared to the same period in 2021 primarily due to additional drilling.

The Trust has been advised that 18.5 wells were drilled and completed during the three months ended December 31, 2022, and there were 6.8 wells in progress.

Use of Estimates

The preparation of financial statements in conformity with the basis of accounting described above requires management to make estimates and assumptions that affect reported amounts of certain assets, liabilities, revenues and expenses as of and for the reporting periods. Actual results may differ from such estimates.

Impairment

The Trustee routinely reviews its royalty interests in oil and gas properties for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If an impairment event occurs and it is determined that the carrying value of the Trust’s royalty interests may not be recoverable, an impairment will be recognized as measured by the amount by which the carrying amount of the royalty interests exceeds the fair value of these assets, which would likely be measured by discounting projected cash flows. There was no impairment of the assets as of December 31, 2022.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Unit Holders of Permian Basin Royalty Trust and Argent Trust Company, Trustee

Opinion on the Financial Statements

We have audited the accompanying statements of assets, liabilities and trust corpus ofPermian Basin Royalty Trust (the Trust) as of December 31, 2022 and 2021, and the related statements of distributable income and changes in trust corpus for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the assets, liabilities, and trust corpus of the Trust as of December 31, 2022 and 2021, and the distributable income and changes in trust corpus for each of the three years in the period ended December 31, 2022, in conformity with the modified cash basis of accounting, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States)(“PCAOB”), the Trust’s internal control over financial reporting as of December 31, 2022, based on criteria established in 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 1, 2023 expressed an unqualified opinion thereon.

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

Dallas, Texas

March 1, 2023

PERMIAN BASIN ROYALTY TRUST

FINANCIAL STATEMENTS

STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	December 31,
ASSETS	2022	2021
Cash and Short-term Investments	$2,855,444	$2,248,527
Net Overriding Royalty Interests in Producing Oil and Gas Properties — Net (Notes 2 and 3)	279,433	352,688

Total	$3,134,877	$2,601,215

LIABILITIES AND TRUST CORPUS
Distribution Payable to Unit Holders	$1,755,444	$1,148,527
Commitments and Reserve for Contingencies (Note 8)	1,100,000	1,100,000

Total Liabilities	$2,855,444	$2,248,527
Trust Corpus — 46,608,796 Units of Beneficial Interest Authorized and Outstanding	279,433	352,688

Total	$3,134,877	$2,601,215

STATEMENTS OF DISTRIBUTABLE INCOME

	For the years ended December 31,
	2022	2021	2020
Royalty Income (Notes 2 and 3)	$54,417,857	$11,805,514	$12,040,318
Interest Income	48,371	5,112	9,603

Total Income	54,466,228	11,810,626	12,049,921
Reserve for Expenses	—	—	50,000

General and Administrative Expenditures	922,404	1,088,851	1,041,303

Total Expenditures	922,404	1,088,851	1,091,303

Distributable Income	$53,543,824	$10,721,775	$10,958,618

Distributable Income per Unit (46,608,796 Units)	$1.15	$.23	$.24

Distributions per Unit	$1.15	$.23	$.24

The accompanying notes to financial statements are an integral part of these statements.

STATEMENTS OF CHANGES IN TRUST CORPUS

	For the years ended December 31,
	2022	2021	2020
Trust Corpus, Beginning of Year	$352,688	$382,876	$424,507
Amortization of Net Overriding Royalty Interests (Notes 2 and 3)	(73,255)	(30,188)	(41,631)
Distributable Income	53,543,824	10,721,775	10,958,618
Distributions Declared	(53,543,824)	(10,721,775)	(10,958,618)

Trust Corpus, End of Year	$279,433	$352,688	$382,876

The accompanying notes to financial statements are an integral part of these statements.

NOTES TO FINANCIAL STATEMENTS

1.	Trust Organization and Provisions

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

On November 4, 2021, Simmons Bank announced that it had entered into an agreement with Argent Trust Company, a Tennessee chartered trust company (“Argent”), pursuant to which Simmons Bank would be resigning as trustee of the Trust and would nominate Argent as successor trustee of the Trust. The effective date of Simmons Bank’s resignation and Argent’s appointment as successor trustee was December 30, 2022. The defined term “Trustee” as used herein shall refer to Bank of America N.A. for periods prior to August 29, 2014, shall refer to Southwest Bank for periods from August 29, 2014 through

February 19, 2018, shall refer to Simmons Bank for periods from February 20, 2018 through December 29, 2022, and shall refer to Argent for periods on and after December 30, 2022.

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

Impairment

The Trustee routinely reviews its royalty interests in oil and gas properties for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If an impairment event occurs and it is determined that the carrying value of the Trust’s royalty interests may not be recoverable, an impairment will be recognized as measured by the amount by which the carrying amount of the royalty interests exceeds the fair value of these assets, which would likely be measured by discounting projected cash flows. There was no impairment of the assets as of December 31, 2022.

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

The initial carrying value of the Royalties ($10,975,216) represented Southland Royalty Company’s historical net book value at the date of the transfer to the Trust. Accumulated amortization as of December 31, 2022 and 2021 was $10,695,783 and $10,622,528, respectively.

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

Some Trust Units are held by middlemen, as such term is broadly defined in U.S. Treasury Regulations (and includes custodians, nominees, certain joint owners, and brokers holding an interest for a customer in street name, collectively referred to herein as “middlemen”). Therefore, the Trustee considers the Trust to be a non-mortgage widely held fixed investment trust (“WHFIT”) for U.S. federal income tax purposes. Argent Trust Company, EIN: 62-1437218, 2911 Turtle Creek Boulevard, Suite 850, Dallas, Texas 75219, telephone number (855) 588-7839, email address trustee@pbt-permian.com, is the representative of the Trust that will provide tax information in accordance with applicable U.S. Treasury Regulations governing the information reporting requirements of the Trust as a WHFIT. Tax information is also posted by the Trustee at www.pbt-permian.com. Notwithstanding the foregoing, the middlemen holding Trust Units on behalf of Unit holders, and not the Trustee of the Trust, are solely responsible for complying with the information reporting requirements under the U.S. Treasury Regulations with respect to such Trust Units, including the issuance of IRS Forms 1099 and certain written tax statements. Unit holders whose Trust Units are held by middlemen should consult with such middlemen regarding the information that will be reported to them by the middlemen with respect to the Trust Units.

Because the Trust is a grantor trust for federal tax purposes, each Unit holder is taxed directly on his proportionate share of income, deductions and credits of the Trust consistent with each such Unit holder’s taxable year and method of accounting and without regard to the taxable year or method of accounting employed by the Trust. The income of the Trust consists primarily of a specified share of the proceeds from the sale of oil and gas produced from the Underlying Properties. During 2022, the Trust also earned interest income on funds held for distribution and the cash reserve maintained for the payment of contingent and future obligations of the Trust.

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

The deductions of the Trust consist of severance taxes and administration expenses. In addition, each Unit holder is entitled to depletion deductions because the Royalties constitute “economic interests” in oil and gas properties for federal income tax purposes. Each Unit holder is entitled to amortize the cost of the Units through cost depletion over the life of the Royalties or, if greater, through percentage depletion equal to 15 percent of gross income attributable to the Royalties, limited to 100% of the net income from such Royalties. Unlike cost depletion, percentage depletion is not limited to a Unit holder’s depletable tax basis in the Units. Rather, a Unit holder is entitled to a percentage depletion deduction as long as the applicable Underlying Properties generate gross income. Percentage depletion is allowed on proven properties acquired after October 11, 1990. For Units acquired after such date, Unit holders should compute both percentage depletion and cost depletion from each property and claim the larger amount as a deduction on their income tax returns.

Unit holders must maintain records of their adjusted basis in their Trust Units (generally the Unit holder’s cost less prior depletion deductions), make adjustments for depletion deductions to such basis, and use the adjusted basis for the computation of gain or loss on the disposition of the Trust Units.

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

Individuals may incur expenses in connection with the acquisition or ownership of Trust Units. For tax years beginning before January 1, 2018 and after December 31, 2025, these expenses may be deductible as “miscellaneous itemized deductions” only to the extent that such expenses exceed 2 percent of the individual’s adjusted gross income. As a result of the TCJA, for tax years beginning after December 31, 2017 and before January 1, 2026, miscellaneous itemized deductions are not allowed.

The classification of the Trust’s income for purposes of the passive loss rules may be important to a Unit holder. Interest and royalty income attributable to ownership of Trust Units and any gain on the sale thereof are generally considered portfolio income and not income from a “passive activity,” to the extent a Unit holder acquires and holds Trust Units as an investment and not in the ordinary course of a trade or business. Therefore, in general, interest and royalty income attributable to ownership of Trust Units may not be offset by losses from any passive activities. Unit holders should consult their tax advisor for further information.

Unit holders of record will continue to receive an individualized tax information letter for each of the quarters ending March 31, June 30 and September 30, 2022, and for the year ending December 31, 2022. Unit holders owning Units in the name of a nominee may obtain monthly tax information from the Trustee upon request. See discussion above regarding certain reporting requirements imposed upon middlemen under U.S. Treasury Regulations because the Trust is considered a WHIFT for federal income tax purposes.

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

The Treasury Department issued guidance providing that the FATCA withholding rules described above generally apply to qualifying payments made after June 30, 2014. Foreign Unit holders are encouraged to consult their own tax advisor regarding the possible implications of these withholding provisions on their investment in Trust Units.

The foregoing summary is not exhaustive and does not purport to be complete. Many other provisions of the federal income tax laws may affect individual Unit holders. The federal income tax consequences to a Unit holder of the acquisition, ownership or disposition of Units will depend in part on the Unit holder’s tax circumstances. Unit holders should consult their tax advisor regarding all Trust tax compliance matters.

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

	Total
	Oil (Bbls)	Gas (Mcf)
January 1, 2020	4,029	5,386
Extensions, discoveries, and other additions	615	1,327
Revisions of previous estimates	242	1,122
Production	(436)	(1,437)

December 31, 2020	4,450	6,398
Extensions, discoveries, and other additions	1,309	2,123
Revisions of previous estimates	1,831	6,620
Production	(967)	(3,877)

December 31, 2021	6,623	11,264
Extensions, discoveries, and other additions	3,714	5,206
Revisions of previous estimates	2,976	18,728
Production	(1,760)	(9,461)

December 31, 2022	11,553	25,737

Estimated quantities of proved developed reserves of oil and gas as of the dates indicated were as follows (in thousands):

Proved Developed Reserves:	Oil (Barrels)	Gas (Mcf)
January 1, 2020	4,029	5,386
December 31, 2020	4,450	6,398
December 31, 2021	6,623	11,264
December 31, 2022	8,022	21,216

Disclosure of a Standardized Measure of Discounted Future Net Cash Flows

The following is a summary of a standardized measure (in thousands) of discounted future net cash flows related to the total proved oil and gas reserve quantities attributable to the Trust. Information presented is based upon valuation of proved reserves by using discounted cash flows based upon average oil and gas prices ($93.67 per bbl and $6.36 per Mcf, respectively) during the 12-month period prior to the fiscal year-end, determined as an unweighted arithmetic average of the first-day-of-the-month price for each month within such period, unless prices are defined by contractual arrangements, excluding escalations based upon future conditions and severance and ad valorem taxes, if any, and economic conditions, discounted at the required rate of 10 percent. As the Trust is not subject to taxation at the trust level, no provision for income taxes has been made in the following disclosure. Trust prices may differ from posted NYMEX prices due to differences in product quality and property location. The impact of changes in current prices on reserves could vary significantly from year to year. Accordingly, the information presented below should not be viewed as an estimate of the fair market value of the Trust’s oil and gas properties nor should it be viewed as indicative of any trends.

December 31,	2022	2021	2020
Future net cash inflows	$1,205,227	$465,149	$170,446
Discount of future net cash flows @ 10%	(518,760)	(205,293)	(90,355)

Standardized measure of discounted future net cash inflows	$686,467	$259,856	$80,091

The change in the standardized measure of discounted future net cash flows for the years ended December 31, 2022, 2021 and 2020 is as follows (in thousands):

	Total
	2022	2021	2020
January 1	$259,857	$80,091	$102,755
Extensions, discoveries, and other additions	201,239	51,245	10,240
Accretion of discount	25,986	8,009	10,276
Revisions of previous estimates and other	253,804	132,317	(31,140)
Royalty income	(54,418)	(11,806)	(12,040)

December 31	$686,467	$259,856	$80,091

Subsequent to December 31, 2022, the price of both oil and gas continued to fluctuate, giving rise to a correlating adjustment of the respective standardized measure of discounted future net cash flows. As of February 24, 2023, NYMEX posted oil prices were approximately $76.45 per barrel, which compared to the posted price of $93.67 per barrel, used to calculate the worth of future net revenue of the Trust’s proved developed reserves, would result in a smaller standardized measure of discounted future net cash flows for oil. As of February 22, 2023, NYMEX posted gas prices were $2.07 per million British thermal units. The use of such price, as compared to the posted price of $6.36 per million British thermal units, used to calculate the future net revenue of the Trust’s proved developed reserves would result in a smaller standardized measure of discounted future net cash flows for gas.

6.	Quarterly Schedule of Distributable Income (Unaudited)

The following is a summary of the unaudited quarterly schedule of distributable income for the two years ended December 31, 2022 (in thousands, except per Unit amounts):

2022	Royalty Income	Distributable Income	Distributable Income and Distribution Per Unit
First Quarter	$4,078,645	$3,734,694	$.080128
Second Quarter	7,630,221	7,358,308	.15787
Third Quarter	27,323,759	27,198,499	.583549
Fourth Quarter	15,385,232	15,252,323	.33

Total	$54,417,857	$53,543,824	$1.15

2021	Royalty Income	Distributable Income	Distributable Income and Distribution Per Unit
First Quarter	$2,124,157	$1,839,730	$.039472
Second Quarter	2,941,146	2,658,115	.057030
Third Quarter	3,344,086	2,984,263	.064028
Fourth Quarter	3,396,125	3,239,667	.069509

Total	$11,805,514	$10,721,775	$.230042

7.	State Tax Considerations

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

9.	Subsequent Events

Subsequent to December 31, 2022, the Trust declared the following distributions:

Monthly Record Date	Payment Date	Distribution per Unit
January 31, 2023	February 14, 2023	$.036797
February 28, 2023	March 14, 2023	$.041356

* * * * *

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures.

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

In its evaluation of disclosure controls and procedures, the Trustee has relied, to the extent considered reasonable, on information provided by Blackbeard Operating, LLC, the owner of the Waddell Ranch properties, and Riverhill Energy Corporation, the owner of the Texas Royalty properties.

Changes in Internal Control over Financial Reporting

There has not been any change in the Trust’s internal control over financial reporting during the twelve months ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting.

Trustee’s Report on Internal Control Over Financial Reporting

The Trustee is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Securities and Exchange Act of 1934, as amended. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with the modified cash basis of accounting. The Trustee conducted an evaluation of the effectiveness of the Trust’s internal control over financial reporting based on the criteria established in Internal Control-Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Trustee’s evaluation under the framework in Internal Control-Integrated Framework 2013, the Trustee concluded that the Trust’s internal control over financial reporting are effective as of December 31, 2022.

The independent registered public accounting firm of Weaver and Tidwell, L.L.P., as auditors of the statements of assets, liabilities and trust corpus, and the related statements of distributable income and changes in trust corpus for the year ended December 31, 2022, has issued an attestation report on the Trust’s internal control over financial reporting as of December 31, 2022, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Unit Holders of Permian Basin Royalty Trust and Argent Trust Company, Trustee

Opinion on Internal Control Over Financial Reporting

We have audited Permian Basin Royalty Trust (the Trust)’s internal control over financial reporting as of December 31, 2022 based on criteria established in 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). In our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the statements of assets, liabilities, and trust corpus of Permian Basin Royalty Trust as of December 31, 2022 and 2021 and the related statements of distributable income and changes in trust corpus for each of the three years in the period ended December 31, 2022, and our report dated March 1, 2023 expressed an unqualified opinion thereon.

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

March 1, 2023

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

The Trust has no directors or officers and based solely on its review of the reports received by it, the Trust believes that during the fiscal year of 2022, no person who was a beneficial owner of more than ten percent the Trust’s Units failed to file on a timely basis any report required by Section 16(a).

STANDARDS OF CONDUCT

Because the Trust has no employees, it does not have a code of ethics. Employees of the Trustee, Argent Trust Company, must comply with the company’s code of ethics which may be found at www.argentfinancial.com.

Item 11.	Executive Compensation

During the years ended December 31, 2022, 2021 and 2020, Simmons Bank, as Trustee for such periods received total remuneration as follows:

Name of Individual or Number of Persons in Group	Cash Compensation		Year
Simmons Bank, Trustee	$130,209	(1)	2022
Simmons Bank, Trustee	$108,653	(1)	2021
Simmons Bank, Trustee	$104,613	(1)	2020

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

(a) Security Ownership of Certain Beneficial Owners.    Based solely on a review of statements filed with the SEC pursuant to Section 13(d) or 13(g) of the Securities Exchange Act of 1934, as amended, the following table sets forth all persons who are known to the Trustee to own beneficially more than 5% of the outstanding Units of the Trust as of December 31, 2022:

Name	Number of Units Owned(1)	Percent(2)
Loyd Powell(3)	3,372,195	7.235%
Gideon Powell(3)	1,287,004	2.76%
SoftVest, LP(4)	4,148,095	8.9%

(1)	Unless otherwise indicated, all Units are held directly with sole voting and investment power.
(2)	Based on 46,608,796 Units outstanding as of December 31, 2022.
(3)

Based on Schedule 13G/A filed February 11, 2021, reporting ownership as of December 31, 2020, jointly and as a group by Loyd Powell and Gideon Powell. The address for each of Loyd Powell and Gideon Powell is P.O. Box 12208; Suite 1610, Dallas, Texas 75225.

(4)

Based on Schedule 13G/A filed February 13, 2023 reporting ownership as of December 31, 2022, jointly and as a group by SoftVest Advisors, LLC, SoftVest, LP, and SoftVest GP I, LLC. The address for each of SoftVest Advisors, LLC, SoftVest, LP, and SoftVest GI I, LLC is 400 Pine Street, Suite 1010, Abilene, TX, 79601.

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

The Trust has no directors or executive officers. See Item 11 for the remuneration received by the Trustee during the years ended December 31, 2022, 2021 and 2020.

Item 14.	Principal Accounting Fees and Services

Fees for services performed by Weaver and Tidwell, L.L.P. for the years ended December 31, 2022 and 2021 are:

Weaver and Tidwell, L.L.P.	2022	2021
Audit fees	$73,800	$84,720
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—

Total	$73,800	$84,720

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

3. Exhibits

Exhibit Number		Exhibit

(4)(a)	—	Permian Basin Amended and Restated Royalty Trust Indenture dated June 20, 2014, between Southland Royalty Company (now Burlington Resources Oil & Gas Company LP) and The First National Bank of Fort Worth (now Simmons Bank), as Trustee, heretofore filed as Exhibit 4.1 to the Trust’s Quarterly Report on Form 10-Q to the Securities and Exchange Commission for the quarterly period ended June 30, 2014, is incorporated herein by reference.*

(b)	—	Amendment No. 1 to the Amended and Restated Royalty Trust Indenture of Permian Basin Royalty Trust, dated May 4, 2022, heretofore filed as Exhibit 4.1 to the Trust’s Current Report on Form 8-K to the Securities and Exchange Commission filed on May 6, 2022 is incorporated herein by reference.*

(c)	—	Net Overriding Royalty Conveyance (Permian Basin Royalty Trust) from Southland Royalty Company (now Burlington Resources Oil & Gas Company LP) to The First National Bank of Fort Worth (now Simmons Bank), as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit (4)(b) to the Trust’s Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980, is incorporated herein by reference.* (P)

(d)	—	Net Overriding Royalty Conveyance (Permian Basin Royalty Trust — Waddell Ranch) from Southland Royalty Company (now Burlington Resources Oil & Gas Company LP) to The First National Bank of Fort Worth (now Simmons Bank), as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit (4)(c) to the Trust’s Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980, is incorporated herein by reference.* (P)

(10)(a)	—	Underwriting Agreement dated December 15, 2005 among the Permian Basin Royalty Trust, Burlington Resources, Inc., Burlington Resources Oil & Gas L.P. and Lehman Brothers Inc. and Wachovia Capital Markets, LLC as representatives of the several underwriters, heretofore filed as Exhibit 10.1 to the Trust’s current report on Form 8-K to the Securities and Exchange Commission filed on December 19, 2005, is incorporated herein by reference.*

(b)	–	Underwriting Agreement dated August 2, 2005 among the Permian Basin Royalty Trust, Burlington Resources, Inc., Burlington Resources Oil & Gas L.P. and Goldman Sachs & Co. and Lehman Brothers Inc. as representatives of the several underwriters, heretofore filed as Exhibit 10.1 to the Trust’s current report on Form 8-K to the Securities and Exchange Commission filed on August 8, 2005, is incorporated herein by reference.*

Exhibit Number		Exhibit
(c)	—	Underwriting Agreement dated August 17, 2006, among Permian Basin Royalty Trust, ConocoPhillips, Burlington Resources Oil & Gas Company LP and Lehman Brothers Inc. and Wachovia Capital Markets, LLC as representatives of the several underwriters heretofore filed as Exhibit 10.1 to the Trust’s current report on Form 8-K to the Securities and Exchange Commission filed on August 22, 2006, is incorporated herein by reference.*

(d)	—	Registration Rights Agreement dated as of July 21, 2004 by and between Burlington Resources, Inc. and Bank of America, N.A., as trustee of Permian Basin Royalty Trust, heretofore filed as Exhibit 10.1 to the Trust’s Quarterly Report on Form 10-Q to the Securities and Exchange Commission for the quarterly period ended June 30, 2004 is incorporated herein by reference.*

(23.1)	—	Consent of Cawley, Gillespie & Associates, Inc., reservoir engineer.**

(31.1)	—	Certification required by Rule 13a-14(a)/15d-14(a).**

(32.1)	—	Certification required by Rule 13a-14(b)/15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002.**

(99.1)	—	Report of Cawley, Gillespie & Associates, Inc., reservoir engineer.**

*

A copy of this Exhibit is available to any Unit holder, at the actual cost of reproduction, upon written request to the Trustee, Argent Trust Company, 2911 Turtle Creek Boulevard, Suite 850, Dallas, Texas 75219.

**	Filed herewith.

(P)	Paper exhibits.

SIGNATURE

PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

ARGENT TRUST COMPANY, TRUSTEE FOR THE PERMIAN BASIN ROYALTY TRUST

By:	/s/ Ron E. Hooper
Ron E. Hooper SVP Royalty Trust Services

Date: March 1, 2023

(The Trust has no directors or executive officers.)