Form 10-Q
period 2023-03-31
PERMIAN BASIN ROYALTY TRUST
filed 2023-05-10
CIK 319654

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period ended March 31, 2023

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

Number of Units of beneficial interest of the Trust outstanding at May 1, 2023: 46,608,796

PERMIAN BASIN ROYALTY TRUST

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

The condensed financial statements included herein have been prepared by Argent Trust Company as Trustee for the Permian Basin Royalty Trust (the “Trust”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Effective December 30, 2022, Argent Trust Company (the “Trustee”) became the new trustee for the Trust. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed interim financial statements and notes thereto be read in conjunction with the financial statements and the notes thereto included in the Trust’s latest annual report on Form 10-K. In the opinion of the Trustee, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the assets, liabilities and trust corpus of the Trust as of March 31, 2023, and the distributable income and the changes in trust corpus for the three-month period ended March 31, 2023 and 2022, have been included. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year. Unless specified otherwise, all amounts included herein are presented in US dollars.

The condensed interim financial statements as of March 31, 2023 and for the three-month periods ended March 31, 2023 and 2022, included herein, have been reviewed by Weaver and Tidwell, L.L.P., an independent registered public accounting firm, as stated in their report appearing herein.

Report of Independent Registered Public Accounting Firm

To the Unit Holders of Permian Basin Royalty Trust and

Argent Trust Company, Trustee

Dallas, Texas

Results of Review of Interim Financial Statements

We have reviewed the accompanying condensed statements of assets, liabilities and trust corpus of Permian Basin Royalty Trust (the Trust) as of March 31, 2023, and the related condensed statements of distributable income and changes in trust corpus for the three-month periods ended March 31, 2023 and 2022, and the related notes (collectively referred to as the “condensed interim financial statements or interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying condensed interim financial statements for them to be in conformity with the modified cash basis of accounting, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America.

As described in Note 2 to the condensed interim financial statements, these condensed interim financial statements were prepared on a modified cash basis of accounting, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the statement of assets, liabilities, and trust corpus as of December 31, 2022, and the related statements of distributable income and changes in trust corpus for the year then ended (not presented herein); and in our report dated March 1, 2023 we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed statement of assets, liabilities and trust corpus as of December 31, 2022, is fairly stated, in all material respects, in relation to the statement of assets, liabilities, and trust corpus from which it has been derived.

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

/s/ WEAVER AND TIDWELL, L.L.P.

Dallas, Texas

May 10, 2023

PERMIAN BASIN ROYALTY TRUST

CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	March 31, 2023 (Unaudited)	December 31, 2022
ASSETS
Cash and short-term investments	$2,199,132	$2,855,444
Net overriding royalty interests in producing oil and gas properties (net of accumulated amortization of $10,735,783 and $10,695,783 at March 31, 2023 and December 31, 2022, respectively)	239,433	279,433

TOTAL ASSETS	$2,438,565	$3,134,877

LIABILITIES AND TRUST CORPUS
Distribution payable to Unit holders	$1,099,132	$1,755,444
Commitments and reserves for contingencies (Note 6)	1,100,000	1,100,000
Trust corpus – 46,608,796 Units of beneficial interest authorized and outstanding	239,433	279,433

TOTAL LIABILITIES AND TRUST CORPUS	$2,438,565	$3,134,877

The accompanying notes are an integral part of these condensed financial statements.

PERMIAN BASIN ROYALTY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

	THREE MONTHS ENDED March 31, 2023	THREE MONTHS ENDED March 31, 2022
Royalty income	$5,206,602	$4,078,645
Interest income	14,107	1,233

	5,220,709	4,079,878
General and administrative expenditures	(480,094)	(345,184)

Distributable income	$4,740,615	$3,734,694

Distributable income per Unit (46,608,796 Units)	$.10	$.08

The accompanying notes are an integral part of these condensed financial statements.

PERMIAN BASIN ROYALTY TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

	THREE MONTHS ENDED March 31, 2023	THREE MONTHS ENDED March 31, 2022
Trust corpus, beginning of period	$279,433	$352,688
Amortization of net overriding royalty interests	(40,000)	(16,143)
Distributable income	4,740,615	3,734,694
Distributions declared	(4,740,615)	(3,734,694)

Total Trust Corpus, end of period	$239,433	$336,545

Distributions per Unit	$.10	$.08

The accompanying notes are an integral part of these condensed financial statements.

PERMIAN BASIN ROYALTY TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1.	TRUST ORGANIZATION AND PROVISIONS

The Permian Basin Royalty Trust (“Trust”) was established as of November 1, 1980. Argent Trust Company (“Trustee”) is Trustee for the Trust. The net overriding royalties conveyed to the Trust include (1) a 75% net overriding royalty in Southland Royalty Company’s fee mineral interest in the Waddell Ranch in Crane County, Texas (the “Waddell Ranch properties”) and (2) a 95% net overriding royalty carved out of Southland Royalty Company’s major producing royalty properties in Texas (the “Texas Royalty properties”). The net overriding royalty for the Texas Royalty properties is subject to the provisions of the lease agreements under which such royalties were created. The net overriding royalties above are collectively referred to as the “Royalties.”

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

On November 4, 2021, the Trustee announced that it had entered into an agreement with Argent Trust Company, a Tennessee chartered trust company (“Argent”), pursuant to which the Trustee would be resigning as trustee of the Trust and would nominate Argent as successor trustee of the Trust. The effective date of Simmons Bank’s resignation and Argent’s appointment as successor trustee was December 30, 2022. The defined term “Trustee” as used herein shall refer to Bank of America N.A. for periods prior to August 29, 2014, shall refer to Southwest Bank for periods from August 29, 2014 through February 19, 2018, shall refer to Simmons Bank for periods from February 20, 2018 through December 29, 2022, and shall refer to Argent for periods on and after December 30, 2022. The terms of the Trust Indenture provide, among other things, that:

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

Subsequent to March 31, 2023, the Trust declared a distribution on April 18, 2023 of $0.026846 per Unit payable on May 12, 2023 to Unit holders of record on April 28, 2023.

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

Commodity Prices

The Trust’s income and monthly distributions are heavily influenced by commodity prices. Commodity prices may fluctuate widely in response to (i) relatively minor changes in the supply of and demand for oil and natural gas, (ii) market uncertainty and (iii) a variety of additional factors that are beyond the Trustee’s control. Recently, there has been volatility in oil and natural gas prices due in part to significantly decreased demand as a result of the novel coronavirus (“COVID-19”) pandemic, beginning in 2020, followed by increasing prices in 2021, and the first half of 2022. A combination of these factors resulted in the price of oil falling below zero to $(37.63) per barrel of oil on April 20, 2020, recovering the following day to $10.01 per barrel of oil. As of April 24, 2023, the price of oil was $78.64. It is uncertain how the war in Ukraine, resulting sanctions against Russia, and OPEC production will affect oil prices in the coming months. Factors that may impact future commodity prices, including the price of oil and natural gas, include but are not limited to:

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

Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022

For the quarter ended March 31, 2023, royalty income received by the Trust amounted to $5,206,602 compared to royalty income of $4,078,645 during the first quarter of 2022. The increase in royalty income is primarily attributable to an increase in oil and natural gas production and pricing for the quarter ended March 31, 2023. Average oil and gas prices were $77.63 and $3.19, respectively, for the quarter ending March 31, 2023 compared to $75.95 and $4.52 for the quarter ended March 31, 2022.

Interest income for the quarter ended March 31, 2023, was $14,107 compared to $1,233 during the first quarter of 2022. The increase in interest income is primarily attributable to increased amounts of funds available for investment and rising interest rates. Total expenses during the first quarter of 2023 amounted to $480,094 compared to $345,184 during the first quarter of 2022. The increase in total expenses can be primarily attributed to increased expense for professional services and the timing of payment of expenses.

These transactions resulted in distributable income for the quarter ended March 31, 2023, of $4,740,615 or $.10 per Unit of beneficial interest. Distributions of $0.036797, $0.041356 and $0.023556 per Unit were made to Unit holders of record as of January 31, 2023, February 28, 2023, and March 31, 2023, respectively. For the first quarter of 2022, distributable income was $3,734,694 or $.08 per Unit of beneficial interest.

Royalty income for the Trust for the first quarter of the calendar year is associated with actual oil and gas production for the period of November and December 2022 and January 2023 from the properties from which the Trust’s net overriding royalty interests (“Royalties”) were carved. Oil and gas sales attributable to the Royalties and the properties from which the Royalties were carved are as follows:

	First Quarter
	2023	2022
Royalties:
Oil sales (Bbls)	519,492	377,243
Gas sales (Mcf)	2,829,662	2,180,498
Properties From Which The Royalties Were Carved:
Oil:
Total oil sales (Bbls)	676,790	488,922
Average per day (Bbls)	7,520	5,432
Average price per Bbl	$77.63	$75.95
Gas:
Total gas sales (Mcf)	3,754,816	2,898,454
Average per day (Mcf)	41,720	32,205
Average price per Mcf	$3.19	$4.52

The average received price of oil increased to an average price per barrel of $77.63 per Bbl in the first quarter of 2023, compared to $75.95 per Bbl in the first quarter of 2022 due to worldwide market variables. The average price of gas (including natural gas liquids) decreased from $4.52 per Mcf in the first quarter of 2022 to $3.19 per Mcf in the first quarter of 2023 due to change in overall market variables.

Since the oil and gas sales attributable to the Royalties are based on an allocation formula that is dependent on such factors as price and cost (including capital expenditures), the production amounts in the Royalties section of the above table do not provide a meaningful comparison. Oil sales volumes increased and gas sales volumes decreased from the Underlying Properties (as defined in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2022) for the applicable period in 2023 compared to 2022.

Capital expenditures for drilling, remedial and maintenance activities on the Waddell Ranch properties during the first quarter of 2023 totaled $35.2 million as compared to $20.5 million for the first quarter of 2022. Blackbeard has previously informed the Trustee that the proposed 2023 capital expenditures budget will be $96.8 million (net) for the Waddell Ranch properties. The total amount of capital expenditures for 2022 with regard to the Waddell Ranch properties totaled $124 million (gross).

The Trustee has been advised that there were 6.8 workover wells completed, 11.3 new wells completed, 10.9 new wells in progress and 8 workover wells in progress during the three months ended March 31, 2023, as compared to 11.6 workover wells completed, 10.9 new wells completed, 3.4 new wells in progress and 4.1 workover wells in progress for the three months ended March 31, 2022, on the Waddell Ranch properties. There were various facility projects in progress for the first quarter of 2023.

Lease operating expenses and property taxes totaled $16.4 million (gross) for the first quarter of 2023, compared to $9.5 million (gross) for the same period in 2022 on the Waddell Ranch properties due to increased maintenance work.

Calculation of Royalty Income

The Trust’s royalty income is computed as a percentage of the net profit from the operation of the properties in which the Trust owns net overriding royalty interests. The royalty income received and recorded by the Trust was determined by the operator as noted below. These percentages of net profits are 75% and 95% in the case of the Waddell Ranch properties and the Texas Royalty properties, respectively. Royalty income received by the Trust for the three months ended March 31, 2023 and 2022, respectively, were computed as shown in the table below:

	THREE MONTHS ENDED MARCH 31
	2023			2022
	WADDELL RANCH PROPERTIES		TEXAS ROYALTY PROPERTIES	WADDELL RANCH PROPERTIES		TEXAS ROYALTY PROPERTIES
Gross proceeds of sales from the Underlying Properties
Oil proceeds	$48,093,456		4,444,019	$32,878,644		$4,253,792
Gas proceeds	11,643,448		348,353	12,789,221		301,957
Other (adjustments)	(548,980	)(1)	—	(11,497,699	)(1)	—

Total	60,285,884		4,792,372	34,170,166		4,555,749

Less:
Severance tax:
Oil	2,192,055		178,697	1,475,946		166,135
Gas	464,549		18,997	928,438		15,905
Other	4,842,697		23,981	1,849,347		—
Lease operating expense and property tax:
Oil and gas	16,127,065		240,000	9,433,459		80,380
Capital expenditures	35,202,932		—	20,482,976		—

Total	58,829,298		461,675	34,170,166		262,438

Net profits	1,456,586		4,330,697	—		4,293,311
Net overriding royalty interests	75%		95%	75%		95%

Royalty income	$1,092,440		4,114,162	$—		4,078,645

(1)

Due to the NPI deficit, the Waddell Ranch properties did not contribute to Royalty income for the three months ended March 31, 2022. Beginning on May 1, 2022, the NPI deficit was fully recovered, therefore the Waddell Ranch properties began contributing to Royalty income from that time until March 2023 when it once again returned to a deficit position. As of March 31, 2023, the cumulative NPI deficit is $411,735 for the underlying property (at 75%). The NPI deficit must be recovered from future proceeds of the Waddell Ranch properties prior to any other proceeds being paid to the Trust.

Critical Accounting Policies and Estimates

A disclosure of critical accounting policies and the more significant judgments and estimates used in the preparation of the Trust’s financial statements is included in Item 7 of the Trust’s Annual Report on Form 10-K for the year ended December 31, 2022. There have been no significant changes to the critical accounting policies during the three months ended March 31, 2023.

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

Risk factors relating to the Trust are contained in Item 1A of the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022. Except as set forth in such filing, no material change to such risk factors has occurred during the three months ended March 31, 2023.

Items 2 through 5.

Not applicable.

Item 6.	Exhibits

4.1	Permian Basin Amended and Restated Royalty Trust Indenture dated June 20, 2014, between Southland Royalty Company (now Burlington Resources Oil & Gas Company LP) and The First National Bank of Fort Worth (now Argent Trust Company), as Trustee, heretofore filed as Exhibit 4.1 to the Trust’s Quarterly Report on Form 10-Q to the Securities and Exchange Commission for the quarterly period ended June 30, 2014, is incorporated herein by reference. *

4.2	Amendment No. 1 to the Amended and Restated Royalty Trust Indenture of Permian Basin Royalty Trust, dated May 4, 2022, heretofore filed as Exhibit 4.1 to the Trust’s Form 8-K to the Securities and Exchange Commission filed on May 6, 2022, is incorporated herein by reference. *

4.3	Net Overriding Royalty Conveyance (Permian Basin Royalty Trust) from Southland Royalty Company (now Burlington Resources Oil & Gas Company LP) to The First National Bank of Fort Worth (now Argent Trust Company), as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit (4)(b) to the Trust’s Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980, is incorporated herein by reference. * (P)

4.4	Net Overriding Royalty Conveyance (Permian Basin Royalty Trust) from Southland Royalty Company (now Burlington Resources Oil & Gas Company LP) to The First National Bank of Fort Worth (now Argent Trust Company), as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit (4)(b) to the Trust’s Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980, is incorporated herein by reference. * (P)

10.1	Registration Rights Agreement dated as of July 21, 2004 by and between Burlington Resources, Inc. and Bank of America, N.A., as trustee of Permian Basin Royalty Trust, heretofore filed as Exhibit 10.1 to the Trust’s Quarterly Report on Form 10-Q to the Securities and Exchange Commission for the quarterly period ended June 30, 2004 is incorporated herein by reference. *

10.2	Underwriting Agreement dated December 15, 2005 among the Permian Basin Royalty Trust, Burlington Resources, Inc., Burlington Resources Oil & Gas L.P. and Lehman Brothers Inc. and Wachovia Capital Markets, LLC as representatives of the several underwriters, heretofore filed as Exhibit 10.1 to the Trust’s current report on Form 8-K to the Securities and Exchange Commission filed on December 19, 2005, is incorporated herein by reference. *

10.3	Underwriting Agreement dated August 2, 2005 among the Permian Basin Royalty Trust, Burlington Resources, Inc., Burlington Resources Oil & Gas L.P. and Goldman Sachs & Co. and Lehman Brothers Inc. as representatives of the several underwriters, heretofore filed as Exhibit 10.1 to the Trust’s current report on Form 8-K to the Securities and Exchange Commission filed on August 8, 2005, is incorporated herein by reference. *

10.4	Underwriting Agreement dated August 17, 2006, among Permian Basin Royalty Trust, ConocoPhillips, Burlington Resources Oil & Gas Company LP and Lehman Brothers Inc. and Wachovia Capital Markets, LLC as representatives of the several underwriters heretofore filed as Exhibit 10.1 to the Trust’s current report on Form 8-K to the Securities and Exchange Commission filed on August 22, 2006, is incorporated herein by reference. *

31.1	Certification by Ron E. Hooper, Senior Vice President Royalty Trust Services of Argent Trust Company, Trustee of Permian Basin Royalty Trust, dated May 10, 2023 and submitted pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate by Argent Trust Company, Trustee of Permian Basin Royalty Trust, dated May 10, 2023 and submitted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

*	A copy of this Exhibit is available to any Unit holder, at the actual cost of reproduction, upon written request to the Trustee, Argent Trust Company, 2911 Turtle Creek Boulevard, Suite 850, Dallas, Texas 75219.

(P)	Paper exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ARGENT TRUST COMPANY, TRUSTEE FOR THE PERMIAN BASIN ROYALTY TRUST

By:	/s/ RON E. HOOPER Ron E. Hooper SVP Royalty Trust Services

Date: May 10, 2023

(The Trust has no directors or executive officers.)