Form 10-Q
period 2023-06-30
PERMIAN BASIN ROYALTY TRUST
filed 2023-08-09
CIK 319654

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period ended June 30, 2023

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

3838 Oak Lawn Avenue

Suite 1720

Dallas, Texas 75219

(Address of Principal Executive Offices; Zip Code)

(855) 588-7839

(Registrant’s Telephone Number, Including Area Code)

2911 Turtle Creek Boulevard

Suite 850

Dallas, Texas 75219

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

Number of Units of beneficial interest of the Trust outstanding at August 9, 2023: 46,608,796.

PERMIAN BASIN ROYALTY TRUST

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

The condensed financial statements included herein have been prepared by Argent Trust Company as Trustee for the Permian Basin Royalty Trust (the “Trust”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Effective December 30, 2022, Argent Trust Company (the “Trustee”) became the new trustee for the Trust. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed interim financial statements and notes thereto be read in conjunction with the financial statements and the notes thereto included in the Trust’s latest annual report on Form 10-K. In the opinion of the Trustee, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the assets, liabilities and trust corpus of the Trust as of June 30, 2023, and the distributable income and the changes in trust corpus for the three-month and six-month periods ended June 30, 2023 and 2022, have been included. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year. Unless specified otherwise, all amounts included herein are presented in US dollars.

The condensed interim financial statements as of June 30, 2023 and for the three-month and six-month periods ended June 30, 2023 and 2022, included herein, have been reviewed by Weaver and Tidwell, L.L.P., an independent registered public accounting firm, as stated in their report appearing herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Unit Holders of Permian Basin Royalty Trust and

Argent Trust Company, Trustee

Dallas, Texas

Results of Review of Interim Financial Statements

We have reviewed the accompanying condensed statements of assets, liabilities and trust corpus of Permian Basin Royalty Trust (the “Trust”) as of June 30, 2023, and the related condensed statements of distributable income and changes in trust corpus for the three-month and six-month periods ended June 30, 2023 and 2022, and the related notes (collectively referred to as the “condensed interim financial statements or interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying condensed interim financial statements for them to be in conformity with the modified cash basis of accounting, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America.

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

/s/ WEAVER AND TIDWELL, L.L.P.

Dallas, Texas
August 9, 2023

PERMIAN BASIN ROYALTY TRUST

CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	June 30, 2023 (Unaudited)	December 31, 2022
ASSETS
Cash and short-term investments	$3,542,225	$2,855,444
Net overriding royalty interests in producing oil and gas properties (net of accumulated amortization of $10,775,783 and $10,695,783 at June 30, 2023 and December 31, 2022, respectively)	199,433	279,433

TOTAL ASSETS	$3,741,658	$3,134,877

LIABILITIES AND TRUST CORPUS
Distribution payable to Unit holders	$2,442,225	$1,755,444
Commitments and reserves for contingencies (Note 6)	1,100,000	1,100,000
Trust corpus – 46,608,796 Units of beneficial interest authorized and outstanding	199,433	279,433

TOTAL LIABILITIES AND TRUST CORPUS	$3,741,658	$3,134,877

The accompanying notes are an integral part of these condensed financial statements.

PERMIAN BASIN ROYALTY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

	THREE MONTHS ENDED June 30, 2023	THREE MONTHS ENDED June 30, 2022
Royalty income	$6,074,170	$7,630,221
Interest income	22,964	1,785

	6,097,134	7,632,006
Reserve for expenses	—	—
General and administrative expenditures	(335,992)	(273,698)

Distributable income	$5,761,142	$7,358,308

Distributable income per Unit (46,608,796 Units)	$.12	$.16

The accompanying notes are an integral part of these condensed financial statements.

PERMIAN BASIN ROYALTY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

	SIX MONTHS ENDED June 30, 2023	SIX MONTHS ENDED June 30, 2022
Royalty income	$11,280,772	$11,708,866
Interest income	37,071	3,018

	11,317,843	11,711,884
Reserve for expenses	—	—
General and administrative expenditures	(816,086)	(618,882)

Distributable income	$10,501,757	$11,093,002

Distributable income per Unit (46,608,796 Units)	$.23	$.24

The accompanying notes are an integral part of these condensed financial statements.

PERMIAN BASIN ROYALTY TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

	THREE MONTHS ENDED June 30, 2023	THREE MONTHS ENDED June 30, 2022

Trust corpus, beginning of period	$239,433	$336,545
Amortization of net overriding royalty interests	(40,000)	(10,460)
Distributable income	5,761,142	7,358,308
Distributions declared	(5,761,142)	(7,358,308)

Total Trust Corpus, end of period	$199,433	$326,085

Distributions per Unit	$.12	$.16

The accompanying notes are an integral part of these condensed financial statements.

PERMIAN BASIN ROYALTY TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

	SIX MONTHS ENDED June 30, 2023	SIX MONTHS ENDED June 30, 2022
Trust corpus, beginning of period	$279,433	$352,688
Amortization of net overriding royalty interests	(80,000)	(26,603)
Distributable income	10,501,757	11,093,002
Distributions declared	(10,501,757)	(11,093,002)

Total Trust Corpus, end of period	$199,433	$326,085

Distributions per Unit	$.23	$.24

The accompanying notes are an integral part of these condensed financial statements.

PERMIAN BASIN ROYALTY TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1.	TRUST ORGANIZATION AND PROVISIONS

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

Burlington Resources Oil & Gas Company LP (“BROG”), a subsidiary of ConocoPhillips, was the interest owner for the Waddell Ranch properties and Riverhill Energy Corporation (“Riverhill Energy”), formerly a wholly owned subsidiary of Riverhill Capital Corporation (“Riverhill Capital”) and formerly an affiliate of Coastal Management Corporation (“CMC”), was the interest owner for the Texas Royalty properties. In February 1997, BROG sold its interest in the Texas Royalty properties to Riverhill Energy. Riverhill Energy currently conducts all field, technical and accounting operations for the Texas Royalty Properties. BROG notified the Trust that on November 1, 2019, the Waddell Ranch properties that are subject to the Net Overriding Royalty Conveyance (Permian Basin Royalty Trust—Waddell Ranch) dated November 1, 1980, were sold to Blackbeard Operating, LLC (“Blackbeard”) of Fort Worth, Texas. Blackbeard became the operator effective as of April 1, 2020.

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

Subsequent to June 30, 2023, the Trust declared a distribution on July 21, 2023, of $0.021749 per Unit payable on August 14, 2023, to unitholders of record on July 31, 2023.

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

Commodity Prices

The Trust’s income and monthly distributions are heavily influenced by commodity prices. Commodity prices may fluctuate widely in response to (i) relatively minor changes in the supply of and demand for oil and natural gas, (ii) market uncertainty and (iii) a variety of additional factors that are beyond the Trustee’s control. Recently, there has been volatility in oil and natural gas prices due in part to significantly decreased demand as a result of the novel coronavirus (“COVID-19”) pandemic beginning in 2020, followed by increasing prices in 2021, and the first half of 2022. A combination of these factors resulted in the price of oil falling below zero to $(37.63) per barrel of oil on April 20, 2020, recovering the following day to $10.01 per barrel of oil. As of July 31, 2023, the price of oil was $81.80. It is uncertain how the war in Ukraine, resulting sanctions against Russia, and OPEC production will affect oil prices in the coming months. Factors that may impact future commodity prices, including the price of oil and natural gas, include but are not limited to:

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

Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022

For the quarter ended June 30, 2023, royalty income received by the Trust amounted to $6,074,170 compared to royalty income of $7,630,221 during the second quarter of 2022. The decrease in royalty income is primarily attributable to a decrease in oil and gas production and pricing for the quarter ending June 30, 2023, as compared to the quarter ended June 30, 2022. Average oil and gas prices were $73.73 and $2.11, respectively, for the quarter ending June 30, 2023, compared to $101.24 and $5.33 for the quarter ended June 30, 2022.

Interest income for the quarter ended June 30, 2023, was $22,964 compared to $1,785 during the second quarter of 2022. The increase in interest income is primarily attributable to a substantial increase in the amounts of funds available for investment. Total expenses during the second quarter of 2023 amounted to $335,992 compared to $273,698 during the second quarter of 2022. The increase in total expenses can be primarily attributed to increase expenses for professional services, printing costs and the timing of payment of expenses.

These transactions resulted in distributable income for the quarter ended June 30, 2023, of $5,761,142 or $.12 per Unit of beneficial interest. Distributions of $0.026846, $0.044388, and $0.052371 per Unit were made to Unit holders of record as of April 28, 2023, May 31, 2023, and June 30, 2023, respectively. For the second quarter of 2022, distributable income was $7,358,308 or $.16 per Unit of beneficial interest.

Royalty income for the Trust for the second quarter of the calendar year is associated with actual oil and gas production for the period of February, March and April 2023 from the properties from which the Trust’s net overriding royalty interests (“Royalties”) were carved. Oil and gas sales attributable to the Royalties and the properties from which the Royalties were carved are as follows:

	Three Months Ended
	2023	2022
Royalties:
Oil sales (Bbls)	552,422	408,343
Gas sales (Mcf)	2,818,639	1,892,873
Properties From Which The Royalties Were Carved:
Oil:
Total oil sales (Bbls)	726,034	533,611
Average per day (Bbls)	8,067	5,929
Average price per Bbl	$73.73	$101.24
Gas:
Total gas sales (Mcf)	3,745,183	2,517,160
Average per day (Mcf)	41,613	27,968
Average price per Mcf	$2.11	$5.33

The average received price of oil decreased to an average price per barrel of $73.73 per Bbl in the second quarter of 2023, compared to $101.24 per Bbl in the second quarter of 2022 due to worldwide market variables. The average price of gas (including natural gas liquids) decreased from $5.33 per Mcf in the second quarter of 2022 to $2.11 per Mcf in the second quarter of 2023 due to change in overall market variables.

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

Capital expenditures for drilling, remedial and maintenance activities on the Waddell Ranch properties during the second quarter of 2023 totaled $29.7 million (gross) as compared to about $32 million (gross) for the second quarter of 2022. Blackbeard has previously informed the Trustee that the 2023 capital expenditures budget has been approved at $96.8 million (gross) for the Waddell Ranch properties. The total amount of capital expenditures for 2022 with regard to the Waddell Ranch properties totaled $124 million (gross).

The Trustee has been advised that there were 7.6 workover wells completed, 4.9 new wells completed, 2.3 new wells in progress and 4.8 workover wells in progress during the three months ended June 30, 2023, as compared to 12 workover wells (gross) completed, 11.6 new wells (gross) completed, 11.3 new wells (gross) in progress and 12 workover wells (gross) in progress for the three months ended June 30, 2022, on the Waddell Ranch properties. There were various facility projects in progress for the second quarter of 2023.

Lease operating expenses and property taxes totaled $16.5 million (gross) for the second quarter of 2023, compared to $10.3 million (gross) for the same period in 2022 on the Waddell Ranch properties due to increased maintenance work.

Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022

For the six months ended June 30, 2023, royalty income received by the Trust amounted to $11,280,772 compared to royalty income of $11,708,866 for the six months ended June 30, 2022. The decrease in royalty income is primarily attributable to a decrease in oil and gas pricing for the six months ending June 30, 2023, as compared to the six months ended June 30, 2022. Average oil and gas prices were $75.61 and $2.65, respectively, for the six months ending June 30, 2023 compared to $89.15 and $4.89 for the six months ended June 30, 2022.

Interest income for the six months ended June 30, 2023, was $37,071 compared to $3,018 during the six months ended June 30, 2022. The increase in interest income is primarily attributable to a substantial increase in the amounts of funds available for investment. Total expenses during the six months ending June 30, 2023, amounted to $816,086 compared to $618,882 during the six months ended June 30, 2022. The increase in total expenses can be primarily attributed to increased expenses for professional services, printing costs and the timing of payment of expenses.

These transactions resulted in distributable income for the six months ended June 30, 2023 of $10,501,757, or $0.23 per Unit. For the six months ended June 30, 2022, distributable income was $11,093,002 or $0.24 per Unit.

Royalty income for the Trust for the six months ended June 30, 2023, is associated with actual oil and gas production for the period November 2022 through April 2023 from the properties from which the Royalties were carved. Oil and gas sales attributable to the Royalties and the properties from which the Royalties were carved are as follows:

	Six Months Ended
	2023	2022
Royalties:
Oil sales (Bbls)	1,071,914	785,586
Gas sales (Mcf)	5,648,301	4,073,371
Properties From Which The Royalties Were Carved:
Oil:
Total oil sales (Bbls)	1,402,824	1,022,533
Average per day (Bbls)	7,750	5,649
Average price per Bbl	$75.61	$89.15
Gas:
Total gas sales (Mcf)	7,499,999	5,415,615
Average per day (Mcf)	41,436	29,921
Average price per Mcf	$2.65	$4.89

The average received price of oil decreased during the six months ended June 30, 2023 to $75.61 per barrel compared to $89.15 per barrel for the same period in 2022 due to worldwide market variables. The decrease in the average price of gas (including natural gas liquids) from $4.89 per Mcf for the six months ended June 30, 2022, to $2.65 per Mcf for the six months ended June 30, 2023 is due to change in overall market variables.

Since the oil and gas sales attributable to the Royalties are based on an allocation formula that is dependent on such factors as price and cost (including capital expenditures), the production amounts in the Royalties section of the above table do not provide a meaningful comparison. Both oil and gas sales volumes from the properties from which the Royalties are carved have decreased for the applicable period of 2023 compared to 2022.

Capital expenditures for drilling, remedial and maintenance activities on the Waddell Ranch properties for the six months ended June 30, 2023 totaled $64.9 million (gross) compared to $52.5 million (gross) to the Trust for the same period in 2022. Blackbeard has previously advised the Trust that the 2023 capital expenditures budget for the Waddell Ranch properties is $96.8 million (gross).

The Trustee has been advised that 22.2 workover wells were completed and 13.2 new wells were completed on the Waddell Ranch properties during the six months ended June 30, 2023, as compared to 22.9 workover wells (gross) completed and 21 new wells (gross) in process on the Waddell Ranch properties during the six months ended June 30, 2022. There were various facility projects in progress for the first six months of 2023.

Lease operating expenses and property taxes totaled $32.8 million (gross) for the six months ended June 30, 2023, compared to $19.8 million (gross) for the same period in 2022. The increase in lease operating expense is primarily attributable to increased spending on facilities and maintenance.

Calculation of Royalty Income

The Trust’s royalty income is computed as a percentage of the net profit from the operation of the properties in which the Trust owns net overriding royalty interests. The royalty income received and recorded by the Trust was determined by the operator as noted below. These percentages of net profits are 75% and 95% in the case of the Waddell Ranch properties and the Texas Royalty properties, respectively. Royalty income received by the Trust for the three months ended June 30, 2023 and 2022, respectively, were computed as shown in the table below:

	THREE MONTHS ENDED JUNE 30
	2023			2022
	WADDELL RANCH PROPERTIES		TEXAS ROYALTY PROPERTIES	WADDELL RANCH PROPERTIES		TEXAS ROYALTY PROPERTIES
Gross proceeds of sales from the Underlying Properties
Oil proceeds	$49,542,609		$3,984,780	$48,959,431		$5,065,035
Gas proceeds	7,612,520		307,058	13,042,810		373,227
Other (adjustment)	(548,977	) (1)	—	(8,817,665	)(1)	—

Total	56,606,152		4,291,838	53,184,556		5,438,262

Less:
Severance tax:
Oil	2,251,755		152,767	2,286,444		181,318
Gas	235,567		16,735	729,143		23,505
Other	4,990,503		37,701	4,167,638		—
Lease operating expense and property tax:
Oil and gas	16,214,860		240,000	10,006,024		240,000
Capital expenditures	29,684,445		—	32,086,722		—

Total	53,377,130		447,203	49,335,971		444,823

Net profits	3,229,022		3,844,635	3,848,605		4,993,439
Net overriding royalty interests	75%		95%	75%		95%

Royalty income	$2,421,767		3,652,403	$2,886,454		4,743,767

(1)

Due to the NPI deficit, the Waddell Ranch properties did not contribute to Royalty income for a portion of the three months ended June 30, 2022. Beginning on May 1, 2022, the NPI deficit was fully recovered, therefore the Waddell Ranch properties began contributing Royalty income from that time until March 2023 when it once again returned to a deficit position. As of June 30, 2023, the NPI deficit for the underlying property (at 75%) was recovered from future proceeds of the Waddell Ranch properties.

Critical Accounting Policies and Estimates

A disclosure of critical accounting policies and the more significant judgments and estimates used in the preparation of the Trust’s financial statements is included in Item 7 of the Trust’s Annual Report on Form 10-K for the year ended December 31, 2022. There have been no significant changes to the critical accounting policies during the six months ended June 30, 2023.

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

On May 14, 2013, the Committee of Sponsoring Organizations of the Treadway Commission issued an updated version of its Internal Control Integrated Framework (the “2013 Framework”) which helps organizations design, implement and evaluate the effectiveness of internal control concepts and simplify their use and application. As of the end of the period covered by this report, the Trustee carried out an evaluation of the effectiveness of the design and operation of the Trust’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15 based on the criteria established in the 2013 Framework. Based upon that evaluation, the Trustee concluded that the Trust’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Trust in the reports that it files or submits under the Securities Exchange Act of 1934 and are effective in ensuring that information required to be disclosed by the Trust in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Trustee to allow timely decisions regarding required disclosure. In its evaluation of disclosure controls and procedures, the Trustee has relied, to the extent considered reasonable, on information provided by Blackbeard, the owner of the Waddell Ranch properties, and Riverhill Energy Corporation, the owner of the Texas Royalty properties. There has not been any change in the Trust’s internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1A.	Risk Factors

Risk factors relating to the Trust are contained in Item 1A of the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022. Except as set forth in such filing, no material change to such risk factors has occurred during the six months ended June 30, 2023.

Items 2 through 4.

Not applicable.

Item 5.	Other Information

The Trust does not have any directors or officers, and as a result, no such persons adopted or terminated any Rule 10b5-1 trading arrangement or any non-Rule 10b5-1 trading arrangement, as defined in Item 408(a) of Regulation S-K.

Item 6.	Exhibits

4.1	Permian Basin Amended and Restated Royalty Trust Indenture dated June 20, 2014, between Southland Royalty Company (now Burlington Resources Oil & Gas Company LP) and The First National Bank of Fort Worth (now Argent Trust Company), as Trustee, heretofore filed as Exhibit 4.1 to the Trust’s Quarterly Report on Form 10-Q to the Securities and Exchange Commission for the quarterly period ended June 30, 2014, is incorporated herein by reference.*

4.2	Amendment No. 1 to the Amended and Restated Royalty Trust Indenture of Permian Basin Royalty Trust, dated May 4, 2022, heretofore filed as Exhibit 4.1 to the Trust’s Form 8-K to the Securities and Exchange Commission filed on May 6, 2022, is incorporated herein by reference.*

4.3	Net Overriding Royalty Conveyance (Permian Basin Royalty Trust) from Southland Royalty Company (now Burlington Resources Oil & Gas Company LP) to The First National Bank of Fort Worth (now Argent Trust Company), as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit (4)(b) to the Trust’s Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980, is incorporated herein by reference. * (P)

4.4	Net Overriding Royalty Conveyance (Permian Basin Royalty Trust) from Southland Royalty Company (now Burlington Resources Oil & Gas Company LP) to The First National Bank of Fort Worth (now Argent Trust Company), as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit (4)(b) to the Trust’s Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980, is incorporated herein by reference. * (P)

10.1	Registration Rights Agreement dated as of July 21, 2004 by and between Burlington Resources, Inc. and Bank of America, N.A., as trustee of Permian Basin Royalty Trust, heretofore filed as Exhibit 10.1 to the Trust’s Quarterly Report on Form 10-Q to the Securities and Exchange Commission for the quarterly period ended June 30, 2004 is incorporated herein by reference.*

10.2	Underwriting Agreement dated December 15, 2005 among the Permian Basin Royalty Trust, Burlington Resources, Inc., Burlington Resources Oil & Gas L.P. and Lehman Brothers Inc. and Wachovia Capital Markets, LLC as representatives of the several underwriters, heretofore filed as Exhibit 10.1 to the Trust’s current report on Form 8-K to the Securities and Exchange Commission filed on December 19, 2005, is incorporated herein by reference.*

10.3	Underwriting Agreement dated August 2, 2005 among the Permian Basin Royalty Trust, Burlington Resources, Inc., Burlington Resources Oil & Gas L.P. and Goldman Sachs & Co. and Lehman Brothers Inc. as representatives of the several underwriters, heretofore filed as Exhibit 10.1 to the Trust’s current report on Form 8-K to the Securities and Exchange Commission filed on August 8, 2005, is incorporated herein by reference.*

10.4	Underwriting Agreement dated August 17, 2006, among Permian Basin Royalty Trust, ConocoPhillips, Burlington Resources Oil & Gas Company LP and Lehman Brothers Inc. and Wachovia Capital Markets, LLC as representatives of the several underwriters heretofore filed as Exhibit 10.1 to the Trust’s current report on Form 8-K to the Securities and Exchange Commission filed on August 22, 2006, is incorporated herein by reference.*

31.1	Certification by Ron E. Hooper, Senior Vice President Royalty Trust Services of Argent Trust Company, Trustee of Permian Basin Royalty Trust, dated August 9, 2023 and submitted pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate by Argent Trust Company, Trustee of Permian Basin Royalty Trust, dated August 9, 2023 and submitted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

*

A copy of this Exhibit is available to any Unit holder, at the actual cost of reproduction, upon written request to the Trustee, Argent Trust Company, 3838 Oak Lawn Avenue, Suite 1720, Dallas, Texas 75219.

(P) Paper exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ARGENT TRUST COMPANY, TRUSTEE FOR THE PERMIAN BASIN ROYALTY TRUST

By:	/s/ RON E. HOOPER
Ron E. Hooper
SVP Royalty Trust Services

Date: August 9, 2023

(The Trust has no directors or executive officers.)