Form 10-Q
period 2023-09-30
PERMIAN BASIN ROYALTY TRUST
filed 2023-11-08
CIK 319654

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period ended September 30, 2023

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

Number of Units of beneficial interest of the Trust outstanding at November 8, 2023: 46,608,796.

PERMIAN BASIN ROYALTY TRUST

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

The condensed financial statements included herein have been prepared by Argent Trust Company as Trustee for the Permian Basin Royalty Trust (the “Trust”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Effective December 30, 2022, Argent Trust Company (the “Trustee”) became the new trustee for the Trust. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed interim financial statements and notes thereto be read in conjunction with the financial statements and the notes thereto included in the Trust’s latest annual report on Form 10-K. In the opinion of the Trustee, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the assets, liabilities and trust corpus of the Trust as of September 30, 2023, and the distributable income and the changes in trust corpus for the three-month and nine-month periods ended September 30, 2023 and 2022, have been included. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year. Unless specified otherwise, all amounts included herein are presented in US dollars.

The condensed interim financial statements as of September 30, 2023 and for the three-month and nine-month periods ended September 30, 2023 and 2022, included herein, have been reviewed by Weaver and Tidwell, L.L.P., an independent registered public accounting firm, as stated in their report appearing herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Unit Holders of Permian Basin Royalty Trust and

Argent Trust Company, Trustee

Dallas, Texas

Results of Review of Interim Financial Statements

We have reviewed the accompanying condensed statements of assets, liabilities and trust corpus of Permian Basin Royalty Trust (the “Trust”) as of September 30, 2023, and the related condensed statements of distributable income and changes in trust corpus for the three-month and nine-month periods ended September 30, 2023 and 2022, and the related notes (collectively referred to as the “condensed interim financial statements or interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying condensed interim financial statements for them to be in conformity with the modified cash basis of accounting, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America.

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

/s/ WEAVER AND TIDWELL, L.L.P.

Dallas, Texas

November 8, 2023

PERMIAN BASIN ROYALTY TRUST

CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	September 30, 2023 (Unaudited)	December 31, 2022
ASSETS
Cash and short-term investments	$2,146,065	$2,855,444
Net overriding royalty interests in producing oil and gas properties (net of accumulated amortization of $10,815,783 and $10,695,783 at September 30, 2023 and December 31, 2022, respectively)	$159,433	279,433

TOTAL ASSETS	$2,305,498	$3,134,877

LIABILITIES AND TRUST CORPUS
Distribution payable to Unit holders	$1,046,065	$1,755,444
Commitments and reserves for contingencies (Note 6)	1,100,000	1,100,000
Trust corpus – 46,608,796 Units of beneficial interest authorized and outstanding	159,433	279,433

TOTAL LIABILITIES AND TRUST CORPUS	$2,305,498	$3,134,877

The accompanying notes are an integral part of these condensed financial statements.

PERMIAN BASIN ROYALTY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

	THREE MONTHS ENDED September 30, 2023	THREE MONTHS ENDED September 30, 2022
Royalty income	$3,317,431	$27,323,759
Interest income	24,119	11,452

	3,341,550	27,335,211
General and administrative expenditures	(139,520)	(136,712)

Distributable income	$3,202,030	$27,198,499

Distributable income per Unit (46,608,796 Units)	$.07	$.58

The accompanying notes are an integral part of these condensed financial statements.

PERMIAN BASIN ROYALTY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

	NINE MONTHS ENDED September 30, 2023	NINE MONTHS ENDED September 30, 2022
Royalty income	$14,598,202	$39,032,624
Interest income	61,191	14,470

	14,659,393	39,047,094

Reserved for Expenses	—	—
General and administrative expenditures	(955,607)	(755,594)

Distributable income	$13,703,786	$38,291,500

Distributable income per Unit (46,608,796 Units)	$.29	$.82

The accompanying notes are an integral part of these condensed financial statements.

PERMIAN BASIN ROYALTY TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

	THREE MONTHS ENDED September 30, 2023	THREE MONTHS ENDED September 30, 2022
Trust corpus, beginning of period	$199,433	$326,085
Amortization of net overriding royalty interests	(40,000)	(15,946)
Distributable income	3,202,030	27,198,499
Distributions declared	(3,202,030)	(27,198,499)

Total Trust Corpus, end of period	$159,433	$310,139

Distributions per Unit	$.07	$.58

The accompanying notes are an integral part of these condensed financial statements.

PERMIAN BASIN ROYALTY TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

	NINE MONTHS ENDED September 30, 2023	NINE MONTHS ENDED September 30, 2022
Trust corpus, beginning of period	$279,433	$352,688
Amortization of net overriding royalty interests	(120,000)	(42,549)
Distributable income	13,703,786	38,291,500
Distributions declared	(13,703,786)	(38,291,500)

Total Trust Corpus, end of period	$159,433	$310,139

Distributions per Unit	$.29	$.82

The accompanying notes are an integral part of these condensed financial statements.

PERMIAN BASIN ROYALTY TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1.	TRUST ORGANIZATION AND PROVISIONS

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

Subsequent to September 30, 2023, the Trust declared a distribution on October 20, 2023, of $0.042862 per Unit payable on November 14, 2023 to unitholders of record on October 31, 2023.

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

Commodity Prices

The Trust’s income and monthly distributions are heavily influenced by commodity prices. Commodity prices may fluctuate widely in response to (i) relatively minor changes in the supply of and demand for oil and natural gas, (ii) market uncertainty and (iii) a variety of additional factors that are beyond the Trustee’s control. Recently, there has been volatility in oil and natural gas prices due in part to significantly decreased demand as a result of the novel coronavirus (“COVID-19”) pandemic beginning in 2020, followed by increasing prices in 2021, and the first half of 2022. A combination of these factors resulted in the price of oil falling below zero to $(37.63) per barrel of oil on April 20, 2020, recovering the following day to $10.01 per barrel of oil. As of October 30, 2023, the price of oil was $83.03 per barrel. It is uncertain how the war in Ukraine, resulting sanctions against Russia, conflict between Israel and Hamas, and OPEC production will affect oil prices in the coming months. Factors that may impact future commodity prices, including the price of oil and natural gas, include but are not limited to:

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

Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022

For the quarter ended September 30, 2023, royalty income received by the Trust amounted to $3,317,431 compared to royalty income of $27,323,759 during the third quarter of 2022. The decrease in royalty income is primarily attributable to no net profits interest income being received from the Waddell Ranch properties due to an excess in working interest costs. Additionally, a decrease in oil and gas pricing, somewhat offset by an increase in oil and gas production for the quarter ended September 30, 2023 contributed to the decrease in royalty income. Average oil and gas prices were $70.82 and $2.06, respectively, for the quarter ending September 30, 2023 compared to $108.75 and $6.60 for the quarter ended September 30, 2022.

Interest income for the quarter ended September 30, 2023 was $24,119 compared to $11,452 during the third quarter of 2022. The increase in interest income is primarily attributable to increased amounts of funds available for investment. Total expenses during the third quarter of 2023 amounted to $139,520 compared to $136,712 during the third quarter of 2022. The slight increase in total exenses can be primarily attributed to increased expense for professional services, printing expenses and the timing of payment of expenses.

These transactions resulted in distributable income for the quarter ended September 30, 2023 of $3,202,030 or $0.07 per Unit of beneficial interest. Distributions of $0.021749, $0.024535 and $0.022414 per Unit were made to Unit holders of record as of July 31, 2023, August 31, 2023, and September 29, 2023, respectively. For the third quarter of 2022, distributable income was $27,198,499 or $0.58 per Unit of beneficial interest.

Royalty income for the Trust for the third quarter of the calendar year is associated with actual oil and gas production for the period of May, June and July 2023 from the properties from which the Trust’s net overriding royalty interests (“Royalties”) were carved. Oil and gas sales attributable to the Royalties and the properties from which the Royalties were carved are as follows:

	Three Months Ended September 30,
	2023	2022
Royalties:
Oil sales (Bbls)	588,470	468,501
Gas sales (Mcf)	3,218,907	2,580,493
Properties From Which The Royalties Were Carved:
Oil:
Total oil sales (Bbls)	775,044	612,050
Average per day (Bbls)	8,424	6,801
Average price per Bbl	$70.82	$108.75
Gas:
Total gas sales (Mcf)	4,281,577	3,434,117
Average per day (Mcf)	46,538	38,157
Average price per Mcf	$2.06	$6.60

The average received price of oil decreased to an average price of $70.82 per Bbl in the third quarter of 2023, compared to $108.75 per Bbl in the third quarter of 2022 due to worldwide market variables. The average price of gas (including natural gas liquids) decreased from $6.60 per Mcf in the third quarter of 2022 to $2.06 (including pricing for gas liquids) per Mcf in the third quarter of 2023 due to change in overall market variables.

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

Capital expenditures for drilling, remedial and maintenance activities on the Waddell Ranch properties during the third quarter of 2023 totaled $31.8 million (gross) as compared to $34.7 million (gross) for the third quarter of 2022. Blackbeard has previously informed the Trustee that the 2023 capital expenditures budget has been approved at $96.8 million (gross) for the Waddell Ranch properties. The total amount of capital expenditures for 2022 with regard to the Waddell Ranch Properties totaled $124 million (gross).

The Trustee has been advised that there were 13.6 workover wells completed, 7.9 new wells completed, 7.2 new wells in progress and 15.4 workover wells in progress during the three months ended September 30, 2023, as compared to 10.1 (net to the Trust) workover wells completed and 12.4 (net to the Trust) new wells completed, 4.5 (net to the Trust) new wells in progress, and 2.6 (net to the Trust) workover wells in progress for the three months ended September 30, 2022, on the Waddell Ranch properties.

Lease operating expenses and property taxes totaled $20.2 million (gross) for the third quarter of 2023, compared to $11.5 million (gross) for the same period in 2022 on the Waddell Ranch properties due to increased maintenance work.

Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022

For the nine months ended September 30, 2023, royalty income received by the Trust amounted to $14,598,202 compared to royalty income of $39,032,624 for the nine months ended September 30, 2022. The decrease in royalty income is primarily attributable to increased capital expenditures for the Waddell Ranch properties resulting in net profits interest income not being received in March 2023 through April 2023 and from July 2023 through the end of the nine month period in addition to a decrease in oil and gas pricing as compared to the nine months ended September 30, 2022. Average oil and gas prices were $74.06 and $2.45 for the nine months ended September 30, 2023 compared to $96.49 and $5.56 for the nine months ended September 30, 2022.

Interest income for the nine months ended September 30, 2023, was $61,191 compared to $14,470 during the nine months ended September 30, 2022. The increase in interest income is primarily attributable to a substantial increase in the amount of funds available for investment. Total expenses during the nine months ended September 30, 2023, amounted to $955,607 compared to $755,594 during the nine months ended September 30, 2022. The increase in total expenses can be primarily attributed to increased expenses for professional services, printing expenses and the timing expenses.

These transactions resulted in distributable income for the nine months ended September 30, 2022 of $13,703,786 or $0.29 per Unit. For the nine months ended September 30, 2022, distributable income was $38,291,500, or $0.82 per Unit.

Royalty income for the Trust for the nine months ended September 30, 2023, is associated with actual oil and gas production for the period November 2022 through July 2023 from the properties from which the Royalties were carved. Oil and gas sales attributable to the Royalties and the properties from which the Royalties were carved are as follows:

	Nine Months Ended
	2023	2022
Royalties:
Oil sales (Bbls)	1,660,384	1,254,088
Gas sales (Mcf)	8,867,208	6,653,864
Properties From Which The Royalties Were Carved:
Oil:
Total oil sales (Bbls)	2,177,868	1,634,583
Average per day (Bbls)	7,798	9,031
Average price per Bbl	$74.06	$96.49
Gas:
Total gas sales (Mcf)	11,781,576	8,849,731
Average per day (Mcf)	43,156	48,894
Average price per Mcf	$2.45	$5.56

The average received price of oil decreased during the nine months ended September 30, 2023 to $74.06 per barrel compared to $96.49 per barrel for the same period in 2022 due to worldwide market variables. The decrease in the average price of gas (including natural gas liquids) from $5.56 per Mcf for the nine months ended September 30, 2022, to $2.45 per Mcf for the nine months ended September 30, 2023 was due to change in overall market variables.

Since the oil and gas sales attributable to the Royalties are based on an allocation formula that is dependent on such factors as price and cost (including capital expenditures), the production amounts in the Royalties section of the above table do not provide a meaningful comparison. Oil volumes increased and gas sales volumes increased from the properties from which the Royalties are carved for the applicable period of 2023 compared to 2022.

Capital expenditures for drilling, remedial and maintenance activities on the Waddell Ranch properties for the nine months ended September 30, 2023 totaled $96.7 million (gross) compared to $87.3 million (gross) to the Trust for the same period in 2022. Blackbeard has previously advised the Trust that the 2023 capital expenditures budget for the Waddell Ranch properties is $96.8 million (gross).

The Trustee has been advised that 35.8 (net to the Trust) workover wells were completed and 38.3 (net to the Trust) workover wells were in progress, along with 21.1 (net to the Trust) new drill wells completed and 28.2 (net to the Trust) waiting on completion on the Waddell Ranch properties during the nine months ended September 30, 2023, as compared to 30.4 (net to the Trust) workover wells completed and 2.6 (net to the Trust) workover wells in progress, along with 30 (net to the Trust) new wells completed and 4.5 (net to the Trust) waiting on completion, on the Waddell Ranch properties during the nine months ended September 30, 2022.

Lease operating expenses and property taxes totaled $53.0 million for the nine months ended September 30, 2023, compared to $31.3 million for the same period in 2022. The increase in lease operating expense is primarily attributable to increased spending on facilities and maintenance.

Calculation of Royalty Income

The Trust’s royalty income is computed as a percentage of the net profit from the operation of the properties in which the Trust owns net overriding royalty interests. The royalty income received and recorded by the Trust was determined by the operator as noted below. These percentages of net profits are 75% and 95% in the case of the Waddell Ranch properties and the Texas Royalty properties, respectively. Royalty income received by the Trust for the three months ended September 30, 2023 and 2022, respectively, were computed as shown in the table below:

	THREE MONTHS ENDED SEPTEMBER 30
	2023			2022
	WADDELL RANCH PROPERTIES		TEXAS ROYALTY PROPERTIES	WADDELL RANCH PROPERTIES	TEXAS ROYALTY PROPERTIES
Gross proceeds of sales from the Underlying Properties
Oil proceeds	$51,209,934		$3,682,551	$60,385,100	$6,174,254
Gas proceeds	8,576,111		228,468	22,274,172	385,270
Other (adjustment)	284,301	(1)		—	—

Total	60,070,346		3,911,019	82,659,272	6,559,524

Less:
Severance tax:
Oil	2,299,547		142,516	2,714,747	230,721
Gas	262,467		3,769	1,391,246	22,867
Other	5,699,654		32,701	3,824,716	—
Lease operating expense and property tax:
Oil and gas	19,967,274		240,000	11,236,250	240,000
Capital expenditures	31,841,404			37,744,153	—

Total	60,070,346		418,986	53,911,112	493,588

Net profits	0		3,492,033	28,748,160	6,065,936
Net overriding royalty interests	75%		95%	75%	95%

Royalty income	$0		3,317,431	$21,561,120	5,762,639

(1)

Due to the NPI deficit, the Waddell Ranch properties did not contribute to royalty income for the three months ended September 30, 2023. As of September 3, 2023, the cumulative NPI deficit is $213,227 for the underlying property (at 75%). The NPI deficit must be recovered from future proceeds of the Waddell Ranch properties prior to any other proceeds being paid to the Trust.

Critical Accounting Policies and Estimates

A disclosure of critical accounting policies and the more significant judgments and estimates used in the preparation of the Trust’s financial statements is included in Item 7 of the Trust’s Annual Report on Form 10-K for the year ended December 31, 2022. There have been no significant changes to the critical accounting policies during the nine months ended September 30, 2023.

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

Risk factors relating to the Trust are contained in Item 1A of the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022. Except as set forth in such filing, no material change to such risk factors has occurred during the nine months ended September 30, 2023.

Items 2 through 4.

Not applicable.

Item 5.	Other Information

The Trust does not have any directors or officers, and as a result, no such persons adopted or terminated any Rule 10b5-1 trading arrangement or any non-Rule 10b5-1 trading arrangement, as defined in Item 408(a) of Regulation S-K.

Item 6.	Exhibits

4.1

Permian Basin Amended and Restated Royalty Trust Indenture dated June 20, 2014, between Southland Royalty Company (now Burlington Resources Oil & Gas Company LP) and The First National Bank of Fort Worth (now Argent Trust Company), as Trustee, heretofore filed as Exhibit 4.1 to the Trust’s Quarterly Report on Form 10-Q to the Securities and Exchange Commission for the quarterly period ended June 30, 2014, is incorporated herein by reference. *

4.2

Amendment No.  1 to the Amended and Restated Royalty Trust Indenture of Permian Basin Royalty Trust, dated May  4, 2022, heretofore filed as Exhibit 4.1 to the Trust’s Form 8-K to the Securities and Exchange Commission filed on May 6, 2022, is incorporated herein by reference. *

4.3

Net Overriding Royalty Conveyance (Permian Basin Royalty Trust) from Southland Royalty Company (now Burlington Resources Oil & Gas Company LP) to The First National Bank of Fort Worth (now Argent Trust Company), as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit (4)(b) to the Trust’s Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980, is incorporated herein by reference. * (P)

4.4

Net Overriding Royalty Conveyance (Permian Basin Royalty Trust) from Southland Royalty Company (now Burlington Resources Oil & Gas Company LP) to The First National Bank of Fort Worth (now Argent Trust Company), as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit (4)(b) to the Trust’s Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980, is incorporated herein by reference. * (P)

10.1

Registration Rights Agreement dated as of July 21, 2004 by and between Burlington Resources, Inc. and Bank of America, N.A., as trustee of Permian Basin Royalty Trust, heretofore filed as Exhibit 10.1 to the Trust’s Quarterly Report on Form 10-Q to the Securities and Exchange Commission for the quarterly period ended June 30, 2004 is incorporated herein by reference. *

10.2

Underwriting Agreement dated December 15, 2005 among the Permian Basin Royalty Trust, Burlington Resources, Inc., Burlington Resources Oil & Gas L.P. and Lehman Brothers Inc. and Wachovia Capital Markets, LLC as representatives of the several underwriters, heretofore filed as Exhibit 10.1 to the Trust’s current report on Form 8-K to the Securities and Exchange Commission filed on December 19, 2005, is incorporated herein by reference. *

10.3

Underwriting Agreement dated August 2, 2005 among the Permian Basin Royalty Trust, Burlington Resources, Inc., Burlington Resources Oil & Gas L.P. and Goldman Sachs & Co. and Lehman Brothers Inc. as representatives of the several underwriters, heretofore filed as Exhibit 10.1 to the Trust’s current report on Form 8-K to the Securities and Exchange Commission filed on August 8, 2005, is incorporated herein by reference. *

10.4

Underwriting Agreement dated August 17, 2006 among Permian Basin Royalty Trust, ConocoPhillips, Burlington Resources Oil & Gas Company LP and Lehman Brothers Inc. and Wachovia Capital Markets, LLC as representatives of the several underwriters heretofore filed as Exhibit 10.1 to the Trust’s current report on Form 8-K to the Securities and Exchange Commission filed on August 22, 2006, is incorporated herein by reference. *

31.1

Certification by Glynnis Elo, Assistant Vice President of Argent Trust Company, Trustee of Permian Basin Royalty Trust, dated November 8, 2023 and submitted pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate by Argent Trust Company, Trustee of Permian Basin Royalty Trust, dated November 8, 2023 and submitted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

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

ARGENT TRUST COMPANY,
TRUSTEE FOR THE
PERMIAN BASIN ROYALTY TRUST

By:	/s/ GLYNNIS ELO
Glynnis Elo
Assistant Vice President

Date: November 8, 2023

(The Trust has no directors or executive officers.)