Form 10-K
period 2023-12-31
PERMIAN BASIN ROYALTY TRUST
filed 2024-02-29
CIK 319654

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-8033

PERMIAN BASIN ROYALTY TRUST

(Exact Name of Registrant as Specified in the Permian Basin Royalty Trust Indenture)

Texas	75-6280532
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

Argent Trust Company

3838 Oak Lawn Ave

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $1,161,957,284.

At February 29, 2024, there were 46,608,796 Units of Beneficial Interest of the Trust outstanding.

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

The Permian Basin Royalty Trust (the “Trust”) is an express trust created under the laws of the state of Texas by the Permian Basin Royalty Trust Indenture (the “Trust Indenture”) entered into on November 3, 1980, between Southland Royalty Company (“Southland Royalty”) and The First National Bank of Fort Worth, as Trustee. Argent Trust Company, a Tennessee chartered trust company (“Argent”), is the current Trustee of the Trust. The principal office of the Trust (sometimes referred to herein as the “Registrant”) is located at 3838 Oak Lawn Ave, Suite 1720, Dallas, Texas (telephone number (855) 588-7839).

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

In 1985, Southland Royalty became a wholly-owned subsidiary of Burlington Northern Inc. (“BNI”). In 1988, BNI transferred its natural resource operations to Burlington Resources Inc. (“BRI”) as a result of which Southland Royalty became a wholly-owned indirect subsidiary of BRI. As a result of this transfer, Meridian Oil Inc., a Delaware corporation (“MOI”), which was the parent company of Southland Royalty, became a wholly owned direct subsidiary of BRI. Effective January 1, 1996, Southland Royalty was merged with and into MOI. As a result of this merger, the separate corporate existence of Southland Royalty ceased and MOI survived and succeeded to the ownership of all of the assets of Southland Royalty and assumed all of its rights, powers, privileges, liabilities and obligations. Effective July 11, 1996, MOI changed its name to Burlington Resources Oil & Gas Company, now Burlington Oil & Gas Company LP (“BROG”). Any reference to BROG hereafter for periods prior to the occurrence of the aforementioned name change or merger should, as applicable, be construed to be a reference to MOI or Southland Royalty. Further, BROG notified the Trust that, on February 14, 1997, the Texas Royalty properties (as defined herein) that are subject to the Net Overriding Royalty Conveyance dated November 1, 1980 (the “Texas Royalty Conveyance”), were sold to Riverhill Energy Corporation (“Riverhill Energy”) of Midland, Texas. Effective March 31, 2006, ConocoPhillips acquired BRI pursuant to a merger between BRI and a wholly-owned subsidiary of ConocoPhillips. As a result of this acquisition, BRI and BROG both became wholly-owned subsidiaries of ConocoPhillips.

BROG notified the Trust, that on November 1, 2019, the Waddell Ranch properties (as defined herein) that are subject to the Net Overriding Royalty Conveyance (Permian Basin Royalty Trust — Waddell Ranch) dated November 1, 1980 (the “Waddell Ranch Conveyance”), were sold to Blackbeard Operating, LLC (“Blackbeard”) of Fort Worth, Texas. Blackbeard became the operator effective as of April 1, 2020.

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

Trustee Background

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

Widely Held Fixed Investment Trust Reporting Information

Some Trust Units are held by middlemen, as such term is broadly defined in U.S. Treasury Regulations (and includes custodians, nominees, certain joint owners, and brokers holding an interest for a customer in street name, collectively referred to herein as “middlemen”). Therefore, the Trustee considers the Trust to be a non-mortgage widely held fixed investment trust (“WHFIT”) for U.S. federal income tax purposes. Argent Trust Company, EIN: 62-1437218, 3838 Oak Lawn Ave, Suite 1720, Dallas, Texas 75219, telephone number (855) 588-7839, email address trustee@pbt-permian.com, is the representative of the Trust that will provide tax information in accordance with applicable U.S. Treasury Regulations governing the information reporting requirements of the Trust as a WHFIT. Tax information is also posted by the Trustee at www.pbt-permian.com. Notwithstanding the foregoing, the middlemen holding Trust Units on behalf of Unit holders, and not the Trustee of the Trust, are solely responsible for complying with the information reporting requirements under the U.S. Treasury Regulations with respect to such Trust Units, including the issuance of IRS Forms 1099 and certain written tax statements. Unit holders whose Trust Units are held by middlemen should consult with such middlemen regarding the information that will be reported to them by the middlemen with respect to the Trust Units.

Item 1A.	Risk Factors

Crude oil and natural gas prices are volatile and fluctuate in response to a number of factors; Lower prices could reduce the net proceeds payable to the Trust and Trust distributions.

The Trust’s income and monthly distributions are heavily influenced by commodity prices. Commodity prices may fluctuate widely in response to (i) relatively minor changes in the supply of and demand for oil and natural gas, (ii) market uncertainty and (iii) a variety of additional factors that are beyond the Trustee’s control. As of February 20, 2024, the price of oil was $78.72. Factors that may impact future commodity prices, including the price of oil and natural gas, include but are not limited to:

•	political conditions in major oil producing regions, especially in the Middle East and Russia, including the conflicts between Russia and Ukraine and Israel and Hamas;

•	worldwide economic and geopolitical conditions;

•	weather conditions;

•	trade barriers;

•	public health concerns, such as COVID-19;

•	the supply and price of domestic and foreign crude oil or natural gas;

•	the level of consumer demand;

•	the price and availability of alternative fuels;

•	the proximity to, and capacity of, transportation facilities;

•	the effect of worldwide energy conservation measures; and

•	the nature and extent of governmental regulation and taxation.

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

Production and development costs attributable to the Royalties are deducted in the calculation of the Trust’s share of net proceeds. Accordingly, higher or lower production and development costs will directly decrease or increase the amount received by the Trust from the Royalties. Production and development costs are impacted by increases in commodity prices, both directly, through commodity price dependent costs, such as electricity, and indirectly, as a result of demand driven increases in costs of oilfield goods and services. For example, the costs of electricity that will be included in production and development costs deducted in calculating the Trust’s share of 2024 net proceeds could increase compared to the electrical costs incurred during 2023 if higher fuel surcharges are charged by the third party electricity provider in response to any increased costs of natural gas consumed to generate the electricity. These increased costs could reduce the Trust’s share of 2024 net proceeds below the level that would exist if such costs remained at the level experienced in 2023. Similarly, new or changes to existing laws or regulations with which the Underlying Properties must comply, including environmental regulations or regulation of injection and disposal wells in connection with concerns regarding seismic activity, could result in increased production or development costs. If production and development costs attributable to the Royalties exceed the gross proceeds related to production from the Underlying Properties, the Trust will not receive net proceeds until future proceeds from production exceed the total of the excess costs plus accrued interest during the deficit period. Development activities may not generate sufficient additional proceeds to repay the costs.

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

Governments around the world are considering actions intended to reduce greenhouse gas emissions by decreasing both the supply of and the demand for oil and natural gas products or by promoting alternatives. These include the adoption of cap and trade regimes, carbon taxes, trade tariffs, minimum renewable usage requirements, restrictive permitting, increased mileage and other efficiency standards, mandates for sales of electric vehicles, mandates for use of specific fuels or technologies, and other incentives or mandates designed to support transitioning to lower-emission energy sources. Political and other actors and their agents also increasingly seek to advance climate change objectives indirectly, such as by seeking to reduce the availability or increase the cost of financing and investment in the oil and gas sector. Depending on how policies are formulated and applied, such policies could impact the ability and costs of the operators of the Underlying Properties to supply products, demand for their products, or the competitiveness of hydrocarbon-based products, which in turn, could reduce royalty income to the Trust. Any policy that increases the costs for operators of the Underlying Properties or decreases market prices could have a material impact on the distributable income of the Trust.

The Trustee may be subject to attempted cybersecurity disruptions from a variety of sources including state-sponsored actors.

The Trustee maintains robust cybersecurity protocols including, but not limited to technological capabilities that prevent and detect disruptions; computer workstations and programs protected with passwords and passphrases, as well as employee training throughout the year on financial regulations and cybersecurity followed up by testing of that knowledge. Other, non-technical protocols include securing of documents and work areas that could contain personal, non-public information and independent verification of information changes by outside vendors. If the measures taken to protect against cybersecurity disruptions prove to be insufficient or if proprietary data is otherwise not protected, the Trustee, or customer, employees, or third parties could be adversely affected. The Trust is also exposed to potential harm from cybersecurity events that may affect the operations of third-parties, including suppliers, service providers (including providers of cloud-hosting services for our data or applications), and customers. Cybersecurity disruptions could cause physical harm to people or the environment, damage or destroy assets; compromise business systems; result in proprietary information being altered, lost, or stolen; result in employee, customer, or third-party information being compromised; or otherwise disrupt business operations. The Trust could incur significant costs to remedy the effects of a major cybersecurity disruption in addition to costs in connection with resulting regulatory actions, litigations, or reputational harm.

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

As of December 31, 2023, oil and gas production from the Waddell Ranch properties is processed through two facilities, meaning future distributions from those properties may be particularly susceptible to such risks. A partial or complete shut down of operations at that facility could disrupt the flow of royalty payments to the Trust and, accordingly, the Trust’s distributions to its Unit holders. In addition, although Blackbeard is the current operator of record of the properties burdened by the Waddell Ranch overriding royalty interests, none of the Trustee, the Unit holders or Blackbeard, as the current operator, has an operating interest in the properties burdened by the Texas Royalty properties’ (as defined herein) overriding royalty interests. As a result, these parties are not in a position to eliminate or mitigate the above or similar occurrences with respect to such properties and may not become aware of such occurrences prior to any reduction in Trust distributions which may result therefrom.

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

Finally, it should be noted that, recently, concerns about the potential effects of climate change have resulted in certain financial institutions, funds and other sources of capital restricting or eliminating their investment in oil and natural gas activities. These concerns have also led to the oil and gas industry facing growing demand for corporate transparency and a demonstrated commitment to sustainability goals. Furthermore, in March 2022 the U.S. Securities and Exchange Commission (“SEC”) proposed rule amendments that would require public companies to disclose certain climate-related information in their public filings. The final SEC rule is currently expected to be finalized in the spring of 2024 and the new requirements are expected to be subject to a phase-in period. Environmental, social, and governance (“ESG”) goals and programs, which typically include extralegal targets related to environmental stewardship, social responsibility, and corporate governance, have also become an increasing focus of investors and shareholders across the industry. While reporting on ESG metrics remains voluntary, access to capital and investors is likely to favor companies with robust ESG programs in place. Ultimately, these initiatives could make it more difficult for companies, including the companies that operate the Underlying Properties, to secure funding for exploration and production activities.

Notwithstanding potential risks related to climate change, the International Energy Agency (“IEA”) estimates in its World Energy Outlook 2023 that drivers of growth in global energy demand remain strong. However, the IEA predicts that oil and natural gas, along with coal, are each expected to reach their high point in global energy supply before 2030, with their combined percentage of global energy supply expected to drop below eighty percent (80%) before that time. In addition, the growth in demand for fossil fuels could be tempered and decrease further if the growth of China’s economy slows and investment in clean and efficient energy by it, as well as other high-energy-demand growth areas, such as India, Southeast Asia, and Africa, continues.

Terrorism, continued hostilities in Eastern Europe and the Middle East, or other military campaigns could decrease Trust distributions or the market price of the Units.

Terrorist attacks and the threat of terrorist attacks, whether domestic or foreign, as well as military or other actions taken in response, cause instability in the global financial and energy markets. Terrorism, continued hostilities in Eastern Europe and the Middle East, or other sustained military campaigns could adversely affect Trust distributions or the market price of the Units in unpredictable ways, including through the disruption of fuel supplies and markets, increased volatility in crude oil and natural gas prices, or the possibility that the infrastructure on which the operators developing the Underlying Properties rely could be a direct target or an indirect casualty of an act of terror.

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

In addition, even if an operator, including Blackbeard in the current case of the Waddell Ranch properties (as defined herein), concludes that a particular development operation is prudent on a property, it may be unable to undertake such activity unless it is approved by the requisite approval of the working interest owners of such properties (typically the owners of at least a majority of the working interests). Even if the Trust concludes that such activities in respect of any of its overriding royalty interests would be in its best interests, it has no right to cause those activities to be undertaken.

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

The Trustee must sell the Royalties if the holders of 75% or more of the Units approve the sale or vote to terminate the Trust. The Trustee must also sell the Royalties if they fail to generate net revenue for the Trust of at least

$1,000,000 per year over any consecutive two-year period. Sale of all of the Royalties will terminate the Trust. The net proceeds of any sale will be distributed to the Unit holders. The sale of the remaining Royalties and the termination of the Trust will be taxable events to the Unit holders. Generally, Unit holders will realize gain or loss equal to the difference between the amount realized on the sale and termination of the Trust and their adjusted basis in such Units. Gain or loss realized by a Unit holder who is not a dealer with respect to such Units and who has a holding period for the Units of more than one year will be treated as long-term capital gain or loss except to the extent of any depletion recapture amount, which must be treated as ordinary income. Other federal and state tax issues concerning the Trust are discussed under Note 4 and Note 7 to the Trust’s financial statements, which are included herein. Each Unit holder should consult his, her or its own tax advisor regarding Trust tax compliance matters, including federal and state tax implications concerning the sale of the Royalties and the termination of the Trust.

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

Pandemics or other public health concerns, such as COVID-19, or the novel coronavirus, and any measures taken to mitigate such health concerns, could adversely affect the business and operations of the operators of the Waddell Ranch properties and the Texas Royalty properties, which in turn could have an adverse effect on Trust distributions.

Demand for oil and gas, and the business and operations of the operators of the properties underlying the net profits interests, had and may in the future be adversely impacted by public health concerns such as the COVID-19 pandemic and measures taken to mitigate its impact. The industry experienced a sharp and rapid decline in the demand for crude oil and natural gas as the U.S. and global economy in 2020, and commodity prices were negatively impacted as economic activity was curtailed in response to the COVID-19 pandemic, as well as due to other geopolitical factors. Future pandemics or other significant public health events could have a material adverse effect on the operators’ business and financial condition which would likely have an adverse effect on trust distributions.

Item 1B.	Unresolved Staff Comments

The Trust has not received any written comments from the Securities and Exchange Commission staff regarding its periodic or current reports under the Act not less than 180 days before December 31, 2023, which comments remain unresolved.

Item 1C.	Cybersecurity.

The Trust does not have a board of directors so the Trustee is responsible for oversight of the Trust’s risks from cybersecurity threats. The Trustee has dedicated personnel responsible for assessing and managing the Trust’s cyber risk management program, informing senior management of the Trustee regarding the prevention, detection, mitigation, and remediation of cybersecurity incidents and supervising such efforts. The Trustee’s information technology team has decades of experience selecting, deploying, and operating cybersecurity technologies, initiatives, and processes, and relies on threat intelligence as well as other information obtained from governmental, public or private sources, including external consultants engaged by the Trustee to monitor the prevention, detection, mitigation, and remediation of cybersecurity incidents. External partners are a key part of the Trustee’s cybersecurity protocols and policies. The Trustee works with leading firms in the cybersecurity industry, leveraging their technology and expertise to monitor and maintain the performance and effectiveness of products and services that are used by the Trustee.

The Trustee maintains a cyber risk management program designed to identify, assess, manage, mitigate, and respond to cybersecurity threats, which processes are integrated into the Trustee’s overall risk management process. The Trustee maintains robust cybersecurity protocols including, but not limited to technological capabilities that prevent and detect disruptions; computer workstations and programs protected with passwords and passphrases, as well as employee training throughout the year on financial regulations and cybersecurity followed up by testing of that knowledge. The protocols are based on recognized best practices and standards for cybersecurity and information technology. The Trustee has an annual assessment, performed by a third party vendor, of the Trustee’s cyber risk management program.

Other non-technical protocols include securing of documents and work areas that could contain personal, non-public information and independent verification of information changes by outside vendors.

The Trust faces risks from cybersecurity threats that could have a material adverse effect on its business, financial condition, results of operations, cash flows or reputation. The Trustee has experienced, and will continue to experience, cyber incidents in the normal course of its business. However, prior cybersecurity incidents have not had a material adverse effect on the Trust’s business, financial condition, results of operations, or cash flows. See “Risk Factors – Business and Operational Risks – The Trustee may be subject to attempted cybersecurity disruptions from a variety of sources including state-sponsored actors.”

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

A production index for oil and gas properties is the number of years derived by dividing remaining reserves by current production. The production index for the Trust properties based on the reserve report prepared by independent petroleum engineers as of December 31, 2023, is approximately 15 years.

The following information under this Item 2 is based upon data and information, including audited computation statements, furnished to the Trustee by Blackbeard, the owner of the Waddell Ranch properties, and Riverhill Energy, the owner of the Texas Royalty properties.

PRODUCING ACREAGE, WELLS AND DRILLING

Waddell Ranch Properties. The net profits/overriding royalty interest in the Waddell Ranch properties is the largest asset of the Trust. The mineral interests in the Waddell Ranch, from which such net royalty interests are carved, vary from 37.5% (Trust net interest) to 50% (Trust net interest) in 78,715 gross (34,205 net) producing acres. A majority of the proved reserves are attributable to six fields: Dune, Sand Hills (Judkins), Sand Hills (McKnight), Sand Hills (Tubb), University-Waddell (Devonian) and Waddell. At December 31, 2023, the Waddell Ranch properties contained 1,067 gross (499 net) productive oil wells and 108 gross (51 net) productive gas wells.

As of April 1, 2020, Blackbeard Operating, LLC (“Blackbeard”) became operator of record of the Waddell Ranch properties. All field, technical and accounting operations have been contracted by agreements between the working interest owners and Schlumberger Integrated Project Management (“IPM”) and Riverhill Capital Corporation (“Riverhill Capital”), but remain under the direction of Blackbeard, as of December 31, 2023.

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

The Waddell Ranch properties are mature producing properties, and all of the major oil fields are currently being waterflooded for the purpose of facilitating enhanced recovery. Proved reserves and estimated future net revenues attributable to the properties are included in the reserve reports summarized below. The owner of the Underlying Properties for Waddell Ranch does not own the full working interest in any of the tracts constituting the Waddell Ranch properties and, therefore, implementation of any development programs will require approvals of other working interest holders as well as the owner of the Underlying Properties. In addition, implementation of any development programs will be dependent upon oil and gas prices currently being received and anticipated to be received in the future. There were 28.9 new drill wells (net) completed on the Waddell Ranch properties during 2023. At December 31, 2023, there were 3 gross (1.1 net) drill wells and 5 gross (1.9 net) workover in progress on the Waddell Ranch properties. There were 46.1 net drill wells completed on the Waddell Ranch properties during 2022. At December 31, 2022, there were 46.9 drill wells and 38.7 workover in progress on the Waddell Ranch properties. There were 79 gross (30 net) drill wells completed on the Waddell Ranch properties during 2021. At December 31, 2021, there were 11 drill wells and 11 workover in progress on the Waddell Ranch properties.

Blackbeard has advised the Trustee that the total amount of capital expenditures for 2023 with regard to the Waddell Ranch properties totaled $135 million (gross). Capital expenditures include the cost of remedial and maintenance activities. The amount spent on remedial and maintenance activities is approximately $19 million of the amount expended by Blackbeard in 2023.

Blackbeard has advised the Trustee that the capital expenditures budget for 2024 has not been finalized; however, Blackbeard provided the Trustee with a preliminary capital expenditures budget of approximately $301 million (gross) and development plan reflecting the number of wells it expects to drill in 2024. Blackbeard has advised the Trustee there are expected to be 95 new drill wells and 24 recompletions in 2024 as compared to 77 new drill wells (gross) and 142 recompletion (gross) in 2023

The Trustee has been advised that, effective November 1, 2019, BROG sold its interests in the Waddell Ranch properties to Blackbeard. In conjunction with the transfer and assignment of the Waddell Ranch properties, BROG also assigned to Blackbeard all of its rights, title and interest in and to the Net Overriding Royalty Conveyance (Permian Basin Royalty Trust - Waddell Ranch) dated November 1, 1980. BROG handled all operations and accounting on behalf of Blackbeard until March 31, 2020.

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

Well Count and Acreage Summary. The following table shows as of December 31, 2023, the gross and net producing wells and acres for the Blackbeard interests on the Waddell Ranch. The net wells and acres are determined by multiplying the gross wells or acres by the Blackbeard interests owner’s working interest in the wells or acres as of December 31, 2023. Similar information is not available for the Riverhill Energy interests.

	NUMBER OF WELLS		ACRES
	Gross	Net	Gross	Net
Blackbeard Interests	1067	499	78,715	34,205

OIL AND GAS PRODUCTION

The Trust recognizes production during the month in which the related distribution is received. Production of oil and gas attributable to the Royalties and the Underlying Properties, the related average sales prices and the average production cost per unit of production attributable to the Underlying Properties for the three years ended December 31, 2023, excluding portions attributable to the adjustments discussed below, were as follows:

	Waddell Ranch Properties			Texas Royalty Properties			Total
	2023	2022	2021	2023	2022	2021	2023	2022	2021
Royalties:
Production
Oil (barrels)	2,086,029	1,554,038	775,230	191,278	206,433	191,876	2,277,307	1,760,471	967,106
Gas (Mcf)	11,949,062	9,346,780	3,754,386	225,634	114,307	122,262	12,174,696	9,461,087	3,876,648
Underlying Properties:
Production
Oil (barrels)	2,781,372	2,072,051	1,033,640	213,525	225,514	215,710	2,994,897	2,297,565	1,249,350
Gas (Mcf)	15,932,082	12,462,373	5,005,848	251,846	124,670	137,578	16,183,928	12,587,044	5,143,426
Average Sales Price
Oil/barrel	$76.71	$94.38	$64.17	$76.91	$91.64	$59.34	$76.72	$94.11	$63.34
Gas/Mcf	$2.37	$5.48	$3.45	$4.60	$10.89	$6.59	$2.40	$5.54	$3.53
Average Production Cost Oil/Gas BOE	$20.59	$17.58	$17.71	$6.95	$6.81	$5.36	$19.98	$16.82	$16.01

Since the oil and gas sales attributable to the Royalties are based on an allocation formula that is dependent on such factors as price and cost (including capital expenditures), production amounts do not necessarily provide a meaningful comparison.

Waddell Ranch properties lease operating expense for 2023 was $80 million (gross). The lease operating expense increased from $44 million (gross) in 2022 primarily because of increasing activity and facilities maintenance. Waddell Ranch lifting cost on a barrel of oil equivalent (BOE) basis was $20.59 bbl as compared to $17.58 in 2022 and $17.71 in 2021.

PRICING INFORMATION

Reference is made to the caption entitled “Regulation” for information as to federal regulation of prices of natural gas. The following paragraphs provide information regarding sales of oil and gas from the Waddell Ranch properties. As a royalty owner, Riverhill Energy is not furnished detailed information regarding sales of oil and gas from the Texas Royalty properties.

Oil. The Trustee has been advised by the operator that the majority of oil from the Waddell Ranch is now pipeline connected and sold under long term crude purchase agreements.

Gas. The trustee has been advised by the operator that the majority of gas produced from Waddell Ranch properties is processed through Targa Resources Corporation Midway processing plant. Both residue gas and plant products are purchased by Targa who receives fees (gathering, compression, treating, processing) and a percentage of the gas and liquids as compensation.

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

The independent petroleum engineers’ reports as to the proved oil and gas reserves attributable to the Royalties conveyed to the Trust were prepared by Cawley, Gillespie & Associates, Inc. (“CG&A”). CG&A, whose firm registration number is F-693, was founded in 1961 and is nationally recognized in the evaluation of oil and natural gas properties. The technical person at CG&A primarily responsible for overseeing the reserves estimates with respect to the Trust is Zane Meekins. Mr. Meekins has been a practicing petroleum engineering consultant since 1989 with over 36 years of practice experience in petroleum engineering, and is a registered professional engineer in the State of Texas (License No. 71055). Mr. Meekins graduated from Texas A&M University in 1987, Summa Cum Laude, with a B.S. degree in Petroleum Engineering. Both CG&A and Mr. Meekins have indicated that they meet or exceed all requirements set forth in Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers.

Cawley, Gillespie & Associates, Inc.’s reports are attached as exhibits to this Form 10-K. The following table presents a reconciliation of proved reserve quantities from January 1, 2021 through December 31, 2023 (in thousands):

	Waddell Ranch Properties		Texas Royalty Properties		Total
	Oil (Bbls)	Gas (Mcf)	Oil (Bbls)	Gas (Mcf)	Oil (Bbls)	Gas (Mcf)
January 1, 2021	1,470	4,800	2,980	1,598	4,450	6,398
Extensions, discoveries, and other additions	1,309	2,123	—	—	1,309	2,123
Revisions of previous estimates	1,982	6,611	(151)	9	1,831	6,620
Production	(775)	(3,754)	(192)	(122)	(967)	(3,877)

December 31, 2021	3,986	9,780	2,637	1,485	6,623	11,264
Extensions, discoveries, and other additions	3,714	5,206	—	—	3,914	5,206
Revisions of previous estimates	2,747	18,778	229	(50)	2,976	(18,728)
Production	(1,554)	(9,347)	(206)	(114)	(1,760)	(9,461)

December 31, 2022	8,893	24,417	2,660	1,321	11,553	25,737
Extensions, discoveries, and other additions	4,504	8,064	—	—	4,504	8,064
Revisions of previous estimates	(2,137)	5,084	20	2,052	(2,118)	7,137
Production	(2,086)	(11,949)	(191)	(226)	(2,277)	(12,175)

December 31, 2023	9,174	25,616	2,489	3,147	11,662	28,763

Estimated quantities of proved reserves and net cash flow as of December 31, 2023 are as follows:

	Waddell Ranch Properties
	Oil (Mstb)	Gas (Mcf)	Net Cash Flow, M$	10% Disc. Cash Flow, M$
Proved Developed Producing	4,670	17,552	$367,757	$240,731
Proved Developed Non-Producing	77	302	$6,126	$2,748

Proved Developed	4,747	17,854	$373,883	$243,479
Proved Undeveloped	4,427	7,762	$333,160	$182,862

Total Proved	9,174	25,616	$707,043	$426,341

	Texas Royalty Properties
	Oil (Mstb)	Gas (Mcf)	Net Cash Flow, M$	10% Disc. Cash Flow, M$
Proved Developed Producing	2,489	3,147	$190,372	$82,208

Proved Developed	2,489	3,147	$190,372	$82,208

Total Proved	2,489	3,147	$190,372	$82,208

	Total Waddell Ranch Plus Texas Royalty(1) Properties
	Oil (Mstb)	Gas (Mcf)	Net Cash Flow, M$	10% Disc. Cash Flow, M$
Proved Developed Producing	7,158	20,698	$558,128	$322,938
Proved Developed Non-Producing	77	303	$6,126	$2,748

Proved Developed	7,235	21,001	$564,254	$325,686
Proved Undeveloped	4,427	7,762	$333,160	$182,862

Total Proved	11,662	28,763	$897,414	$508,548

(1)	Totals do not add due to rounding.

Estimated quantities of proved undeveloped reserves of oil and gas on the Waddell Ranch properties as of December 31, 2023 were calculated based on a preliminary development plan and budget provided by Blackbeard. Any change in the budget or development plan by Blackbeard could result in a change in the estimated quantities of proved undeveloped reserves.

Estimated quantities of proved developed reserves of oil and gas as of the dates indicated were as follows (in thousands):

Proved Developed Reserves:	Oil (Barrels)	Gas (Mcf)
January 1, 2021	4,450	6,398
December 31, 2021	6,623	11,264
December 31, 2022	11,553	25,737
December 31, 2023	11,662	28,763

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

The 2023, 2022 and 2021 change in the standardized measure of discounted future net cash revenues related to future royalty income from proved reserves attributable to the Royalties discounted at 10% is as follows (in thousands):

	Waddell Ranch Properties			Texas Royalty Properties			Total
	2023	2022	2021	2023	2022	2021	2023	2022	2021
January 1	$579,453	$188,329	$33,852	$107,013	$71,528	$46,239	$686,467	$259,857	$80,091
Extensions, discoveries, and other additions	185,611	201,239	51,245	—	—	—	185,611	201,239	51,245
Accretion of discount	57,945	18,883	3,385	10,701	7,153	4,624	68,646	25,896	8,009
Revisions of previous estimates and other	(382,674)	206,142	99,847	(20,491)	47,662	32,470	(403,165)	253,804	132,317
Royalty income	(13,995)	(35,089)	—	(15,016)	(19,329)	(11,806)	(29,011)	(54,418)	(11,806)

December 31	$426,341	$579,453	$188,329	$82,208	$107,014	$71,527	$508,548	$686,468	$259,856

Average oil and gas prices of $78.22 per barrel and $2.64 per Mcf were used to determine the estimated future net revenues from the Waddell Ranch properties and the Texas Royalty properties, respectively, at December 31, 2023. The downward revisions of both reserves and discounted future net cash flows for the Waddell Ranch properties are primarily due to weaker pricing for oil and gas pricing. The Texas Royalty properties are revised downward due to weaker pricing for oil.

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

The following presents estimated future net revenue and the present value of estimated future net revenue attributable to the Royalties, for each of the years ended December 31, 2023, 2022 and 2021 (in thousands):

	2023		2022		2021
	Estimated Future Net Revenue	Present Value at 10%	Estimated Future Net Revenue	Present Value at 10%	Estimated Future Net Revenue	Present Value at 10%
Total Proved
Waddell Ranch properties	$707,043	$426,341	$955,195	$579,454	$297,181	$188,329
Texas Royalty properties	190,372	82,208	250,033	107,014	167,968	71,527

Total	$897,415	$508,549	$1,205,228	$686,468	$465,149	$259,856

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

Exploration and production operations are subject to various types of regulation at the federal, tribal, state and local levels. Such regulation includes requiring permits for the drilling and production of wells, maintaining bonding requirements in order to drill or operate wells, and regulating the location of wells, the method of drilling and casing wells, controlling and remediating pollution from exploration and production activities, proper handling and disposal of waste generated from exploration and production operations, the surface use and restoration of properties upon which wells are drilled and the plugging and abandonment of wells. Natural gas and oil operations are also subject to various conservation laws and regulations that regulate the size of drilling and spacing units or proration units and the density of wells which may be drilled and unitization or pooling of oil and gas properties. In addition, state conservation laws establish maximum allowable production from natural gas and oil wells, generally prohibit the venting and regulate the flaring of natural gas and impose certain requirements regarding the ratability of production. The effect of these regulations is to limit the amounts of natural gas and oil that can be produced, potentially to raise prices, and to limit the number of wells or the locations which can be drilled.

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

Environmental Regulation

Companies in the oil and gas industry are subject to stringent and complex federal, tribal, state and local laws and regulations governing the health and safety aspects of oil and gas operations, the management and discharge of materials into the environment, or otherwise relating to environmental protection. Those laws and regulations may impose numerous obligations that are applicable to the operations of the Underlying Properties, including the acquisition of a permit before conducting drilling, production or underground injection activities; the restriction on the types, quantities and concentrations of materials that can be emitted or released into the environment; the limitation or prohibition of drilling or other construction or operational activities on certain lands lying within wilderness, wetlands, endangered or threatened species habitat, and other sensitive environments or protected areas; the installation of emission monitoring and/or pollution control equipment; the reporting of the types and quantities of various substances that are generated, stored, processed, released, or disposed of in connection with operation of the Underlying Properties; the remediation of pollution from current or former operations, such as cleanup of releases, pit closure, removal of surface equipment and plugging of abandoned wells; the sourcing and disposal of water used in the drilling, fracturing and completion processes; the planning and preparedness for spill and emergency response activities; the application of specific health and safety criteria addressing worker protection; and the imposition of substantial liabilities for pollution resulting from operations including waste generation, air emissions, water discharges and current and historical waste disposal practices. Failure to comply with these laws and regulations may result in the adverse modification, suspension or revocation of necessary permits, licenses and authorizations; the requirement that additional pollution controls be installed; the assessment of administrative, civil or criminal penalties; the imposition of investigatory or remedial obligations; and the issuance of injunctions limiting or preventing some or all of the operations. Under certain environmental laws and regulations, the operators of the Underlying Properties could also be subject to joint and several, strict liability for the removal or remediation of previously released materials or property contamination, in either case, whether at a drilling or other operations site or a waste disposal facility, regardless of whether the operators were responsible for the release or contamination or if the operations were in compliance with all applicable laws at the time those actions were taken.

In addition, climate change is the subject of an important public policy debate and the basis for new legislation proposed by the United States Congress and certain states. President Biden has set ambitious goals related to mitigating climate change, including at least a 50 per cent reduction from 2005 levels in economy-wide net greenhouse gas pollution by 2030. Some states have also adopted climate change statutes and regulations. In response to the April 2007 U.S. Supreme Court decision in Massachusetts vs. EPA finding that greenhouse gases (“GHGs”) are air pollutants under the Clean Air Act (“CAA”), the United States Environmental Protection Agency (the “EPA”) issued an “Endangerment Finding” under Section 202(a) of the CAA, concluding that GHG pollution threatens the public health and welfare of future generations. Thereafter, EPA promulgated GHG monitoring and reporting regulations that, since 2011, have required annual reporting of carbon dioxide, methane and nitrous oxide emissions from certain sources in the oil and natural gas industry sector, including in the onshore oil and natural gas production segment. The EPA indicated that it will use data collected through the reporting rules to decide whether to promulgate future GHG emission limits. More recently, in August 2022, Congress passed the Inflation Reduction Act, which includes requirements to impose fees beginning in 2025 on methane emissions from oil and gas operations that are required to report their GHG emissions under the EPA’s GHG Reporting Rule. EPA’s proposed rule to implement the fee requirements, “Waste Emissions Charge for Petroleum and Natural Gas Systems” was published on January 26, 2024, with comments due by March 11, 2024.

Pursuant to the CAA and state laws concerning the permitting of air emissions, certain new and modified sources of air emissions are subject to air permitting authorizations for construction and operation, and sources of air emissions at the Underlying Properties are no exception to these requirements. In addition to air permitting requirements, certain sources of emissions involved in oil and gas operations are subject to source-specific emission standards pursuant to CAA New Source Performance Standards (“NSPS”) and National Emissions Standards for Hazardous Air Pollutants (“NESHAPS”). For example, on August 16, 2012, the EPA issued a final rule, known as NSPS Subpart OOOO, that established new source performance standards for volatile organic compounds (“VOCs”) and sulfur dioxide, an air toxics standard for major sources of oil and natural gas production, and an air toxics standard for major sources of natural gas transmission and storage. The rule applied to certain oil and natural gas sources that were constructed, modified, or reconstructed after August 23, 2011, and required that all hydraulically fractured or refractured natural gas wells be completed using reduced emission (“green”) completion technology, which significantly reduces VOC emissions. Limiting emissions of VOCs also has the co-benefit of limiting methane, a GHG. In addition, these regulations also include requirements applicable to storage tanks and other equipment in the affected oil and natural gas industry segments. On June 3, 2016, EPA promulgated NSPS Subpart OOOOa, establishing additional standards for the reduction of methane, VOCs, and other emissions from new and existing sources in the oil and gas sector. Among other requirements, these new standards extended green completion requirements to new hydraulically fractured or refractured oil wells. Furthermore, in December 2023, EPA announced additional final NSPS OOOO program rules, referred to as Subparts OOOOb and OOOOc, which once effective upon publication in the Federal Register, are expected to have a significant impact on the upstream and midstream oil and gas sectors from an operational cost perspective. The rules formally instate methane emissions limitations from new, modified, and reconstructed sources; and will regulate existing sources for the first time under the NSPS Subpart OOOOc program by requiring states to implement plans that meet or exceed federally established emission reduction guidelines for existing oil and natural gas facilities. Although the bulk of the 2012 and 2016 standards are currently in effect, future implementation and the ultimate scope of the VOC and methane emissions standards for the oil and gas production, transmission, and storage industry segments are uncertain at this time as a result of ongoing rulemakings and ongoing and expected legal challenges. Changes in the U.S. presidential administration following the 2024 presidential election could also affect the implementation of the NSPS Subpart OOOOb and OOOOc rules.

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

The Federal Water Pollution Control Act, also known as the Clean Water Act (“CWA”), and analogous state laws impose restrictions and strict controls on the discharge of pollutants, including produced waters and other oil and natural gas wastes, into waters of the United States. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by EPA or the relevant state agency. The CWA also prohibits the discharge of dredge and fill material into regulated waters, including wetlands, unless authorized by a permit issued by the U.S. Army Corps of Engineers (“USACE”). Whether CWA permitting is required depends upon whether and the extent to which “Waters of the United States” (“WOTUS”) may be impacted by the planned activity—for example, construction of drilling pads, access roads, or pipelines. Rulemaking by EPA and the USACE to define WOTUS has been heavily litigated, resulting in the rule taking effect at times in some states but not others and creating definitions that are more inclusive of certain waters effective in some states and those that are less inclusive effective in other states. EPA and USACE’s WOTUS definition rulemaking published in the Federal Register on January 18, 2023 (the January 2023 Rule) incorporated “relatively permanent” and “significant nexus” standards for determining jurisdiction over adjacent wetlands and additional waters, expanding the types of waters that could be considered WOTUS; however, this WOTUS definition was litigated and eventually amended on August 29, 2023, when EPA and USACE issued a final rule to conform the WOTUS definition to the U.S. Supreme Court’s May 25, 2023 decision in Sackett v. Environmental Protection Agency, which invalidated parts of the January 2023 Rule. With the August 2023 rulemaking, EPA and USACE implemented a narrower definition of WOTUS by, for example, removing “interstate wetlands”; redefining “adjacent” to mean “having a continuous surface connection”; and removing the “significant nexus” standard from the provisions regarding tributaries, adjacent wetlands, and intrastate lakes and ponds. Regardless, the applicable WOTUS definition affects what CWA permitting or other regulatory obligations, such as spill prevention, control, and countermeasure (“SPCC”) planning, may be triggered during development and operation of the Underlying Properties, and changes to the WOTUS definition could cause delays in development and/or increase the cost of development and operation of the Underlying Properties.

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

The Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), also known as the “superfund” law, imposes liability, regardless of fault or the legality of the original conduct, on certain classes of persons that contributed to the release of a “hazardous substance” into the environment. These persons include the current or previous owner and operator of a site where a hazardous substance has been disposed and persons who disposed or arranged for the disposal of a hazardous substance at a site, or transported or arranged for transport of a hazardous substance to a site for disposal. CERCLA also authorizes the EPA and, in some cases, private parties to take actions in response to threats to the public health or the environment and to seek recovery from such responsible classes of persons of the costs of such an action. From time to time, EPA may designate additional materials as hazardous substances under CERCLA, which could result in additional investigation and remediation at current Superfund sites, or reopener of Superfund sites that previously received regulatory closure. For example, on August 26, 2022, EPA announced a proposal to designate as hazardous substances under CERCLA perfluorooctanoic acid (“PFOA”) and perfluorooctanesulfonic acid (“PFOS”), which have been commonly used in a variety of industrial and consumer products. In the course of operations, the working interest owner and/or the operator of the Underlying Properties may have generated and may generate wastes that may fall within CERCLA’s definition of “hazardous substances.” The operator of the Underlying Properties or the working interest owners may be responsible under CERCLA for all or part of the costs to clean up sites at which such substances have been disposed. Although the Trust is not the operator of any of the Underlying Properties, or the owner of any working interest, its ownership of royalty interests could cause it to be responsible for all or part of such costs to the extent CERCLA imposes responsibility on such parties as “owners.”

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

The federal Safe Drinking Water Act (“SDWA”) and the Underground Injection Control (“UIC”) program promulgated under the SDWA and analogous state programs regulate the drilling and operation of salt water disposal and injection wells. EPA directly administers the UIC program in some states and in others administration is delegated to the state. Permits must be obtained before drilling salt water disposal and injection wells, and casing integrity monitoring must be conducted periodically to ensure that the disposed waters are not leaking into groundwater. In addition, because some states have become concerned that the injection or disposal of produced water could, under certain circumstances, trigger or contribute to earthquakes, they have adopted or are considering additional regulations regarding such disposal methods. Changes in regulations or the inability to obtain permits for new disposal wells in the future may affect the ability of the operators of the Underlying Properties to dispose of produced water and ultimately increase the cost of operation of the Underlying Properties or delay production schedules. For example, in 2014, the Railroad Commission of Texas (“RRC”) published a final rule governing permitting or re-permitting of disposal wells that would require, among other things, the submission of information on seismic events occurring within a specified radius of the disposal well location, as well as logs, geologic cross sections and structure maps relating to the disposal area in question. If the permittee or an applicant of a disposal well permit fails to demonstrate that the injected fluids are confined to the disposal zone or if scientific data indicates such a disposal well is likely to be or determined to be contributing to seismic activity, then the RRC may deny, modify, suspend or terminate the permit application or existing operating permit for that well. Furthermore, in response to a number of earthquakes in recent years in the Midland Basin, in September 2021 the RRC announced that it will not issue any new saltwater disposal (“SWD”) well permits in an area known as the Gardendale Seismic Response Area (“SRA”), and will require existing SWD wells in that area to reduce their maximum daily injection rate to 10,000 barrels per day per well. In December 2021, the RRC went on to suspend all well activity in deep formations in the Gardendale SRA, effectively terminating 33 disposal well permits. In October 2021 and January 2022, respectively, the RRC identified two additional SRAs: the Northern Culberson-Reeves (“NCR”) SRA and the Stanton SRA. Operators in the NCR and Stanton SRAs were required to develop and implement seismic response plans, which include expanded data collection efforts, contingency responses for future seismicity, and scheduled checkpoint updates with RRC staff. Both the Gardendale and NCR SRAs were expanded in December 2022 in response to additional earthquakes in the area and effective January 12, 2014, the RRC suspended all (totaling 23) deep disposal well permits in the NCR SRA. Such restrictions and requirements could limit the Underlying Properties’ oil and gas well exploration and production activities or increase the cost of those activities if wastewater disposal options become limited.

In addition, several cases have in recent years put a spotlight on the issue of whether injection wells may be regulated under the CWA if a direct hydrological connection to a jurisdictional surface water can be established. The split among federal circuit courts of appeals that decided these cases engendered two petitions for writ of certiorari to the United States Supreme Court in August 2018, one of which was granted in February 2019. EPA has also brought attention to the reach of the CWA’s jurisdiction in such instances by issuing a request for comment in February 2018 regarding the applicability of the CWA permitting program to discharges into groundwater with a direct hydrological connection to jurisdictional surface water, which hydrological connections should be considered “direct,” and whether such discharges would be better addressed through other federal or state programs. In a statement issued by EPA in April 2019, the Agency concluded that the CWA should not be interpreted to require permits for discharges of pollutants that reach surface waters via groundwater. However, in April 2020, the Supreme Court issued a ruling in the case, County of Maui, Hawaii v. Hawaii Wildlife Fund, holding that discharges into groundwater may be regulated under the CWA if the discharge is the “functional equivalent” of a direct discharge into navigable waters. On November 20, 2023, EPA issued draft guidance outlining the factors that may be considered when evaluating whether discharges through groundwater may be the “functional equivalent” of a direct discharge and subject to regulation under the CWA National Pollutant Discharge Elimination System permitting program and describing the types of information that should be used in the determination. Comments on the draft guidance were due to the agency by December 27, 2023, and to date EPA has not yet finalized the guidance. If in the future CWA permitting is required for saltwater injection wells as a result of the Supreme Court’s ruling in County of Maui, Hawaii v. Hawaii Wildlife Fund, the costs of permitting and compliance for injection well operations by the companies that operate the Underlying Properties could increase.

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

On December 18, 2023, the Trustee filed a complaint in the United States District Court for the Northern District of Texas against Blackbeard Operating, LLC (“Blackbeard”), the operator of the Waddell Ranch properties. Pursuant to the complaint, the Trustee seeks to recover more than $15 million in damages to the Trust resulting from overheard costs and other expenses the Trustee alleges were impermissibly deducted from royalty payments to the Trust.

Except as described above, there are no material pending legal proceedings to which the Trust is a party or of which any of its property is the subject.

Item 4.	Mine Safety Disclosures

This Item is not applicable to the Trust.

PART II

Item 5.	Market for Units of the Trust, Related Security Holder Matters and Trust Purchases of Units

Units of Beneficial Interest

Units of Beneficial Interest (“Units”) of the Trust are traded on the New York Stock Exchange with the symbol PBT.

Approximately 727 Unit holders of record held the 46,608,796 Units of the Trust at February 20, 2024.

The Trust has no equity compensation plans and has not repurchased any Units during the period covered by this report.

Item 6.	Selected Financial Data

REMOVED AND RESERVED.

Computation of Royalty Income Received by the Trust

The Trust’s royalty income is computed as a percentage of the net profit from the operation of the properties in which the Trust owns net overriding royalty interests. The percentages of net profits are 75% and 95% in the cases of the Waddell Ranch properties and the Texas Royalty properties, respectively. Royalty income received by the Trust for the five years ended December 31, 2023, was computed as shown in the table on the next page.

	Year Ended December 31,
	2023		2022		2021		2020		2019
Gross Proceeds of Sales From the Underlying Properties:	Waddell Ranch Properties	Texas Royalty Properties	Waddell Ranch Properties	Texas Royalty Properties	Waddell Ranch Properties	Texas Royalty Properties	Waddell Ranch Properties	Texas Royalties Properties	Waddell Ranch Properties	Texas Royalty Properties
Oil Proceeds	$213,356,229	$16,423,167	$195,554,348	$20,665,465	$66,328,817	$12,799,649	$22,745,332	$10,093,604	$31,769,427	$13,325,221
Gas Proceeds	17,428,482	1,159,111	37,108,451	1,357,568	17,259,346	906,335	4,584,768	595,961	7,655,763	1,169,754
Other	20,293,769	—	$31,318,921	—	—	—	—	—	—	—
Adjustment(1)	—	—	(20,315,365)	—	9,423,956	—	8,583,304	—	—	—
Total	251,078,480	17,582,278	243,566,355	22,023,033	93,012,119	13,705,984	35,913,404	10,689,565	39,425,195	14,494,975

Less:	—	—
Severance Tax	—	—
Oil	9,678,938	632,418	8,915,016	792,637	3,057,598	380,409	1,056,855	414,326	1,457,033	489,096
Gas	933,225	49,117	4,481,839	83,552	194,140	48,894	164,243	32,666	269,932	36,693
Other	21,715,807	134,222	$15,427,633	—	173,640	—	726,596	—	—	—
Lease Operating Expense and Property Tax Oil and Gas	79,628,562	960,000	43,673,061	800,380	23,026,783	849,824	19,635,387	738,915	23,371,924	1,103,052
Capital Expenditures	120,462,603	—	124,283,888	—	66,559,957	—	10,314,532	—	3,306,832	—
Total	232,419,135	1,775,757	$196,781,437	$1,676,539	$93,012,118	$1,279,127	$31,897,613	$1,185,907	$28,405,719	$1,628,841
Net Profits	18,659,345	15,806,521	$46,784,918	$20,346,494	$0	$12,426,857	$4,015,791	$9,503,658	$11,019,476	$12,866,134
Net Overriding Royalty Interest	75%	95%	75%	95%	75%	95%	75%	95%	75%	95%

Total Royalty Income for Distribution	$13,994,509	$15,016,195	$35,088,618	$19,329,169	$0	$11,805,514	$3,011,843	$9,028,475	$8,264,606	$12,222,827

(1)

Due to beginning NPI deficit at January 1, 2022, the Waddell Ranch properties did not contribute to Royalty income from January 1, 2022 through April 30, 2022. Beginning on May 1, 2022, the NPI deficit was fully recovered, therefore the Waddell Ranch properties began contributing to Royalty income from that time until March 2023 when it once again returned to a deficit position. Due to returning again to a deficit position in March, 2023, the Waddell Ranch properties did not contribute to royalty income for the period from March through April, 2023 and from July through September, 2023. As of December 31, 2023, the NPI deficit had been fully recovered.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

Trustee’s Discussion and Analysis for the Three-Year Period Ended December 31, 2023

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

Results of Operations

Royalty income received by the Trust for the three-year period ended December 31, 2023, is reported in the following table:

	Year Ended December 31,
Royalties	2023	2022	2021
Total Revenue	$29,010,704 100%	$54,417,857 100%	$11,805,514 100%
Oil Revenue	24,949,205 86%	41,357,571 76%	9,562,466 81%
Gas Revenue	4,061,499 14%	13,060,286 24%	2,243,048 19%
Total Revenue/Unit	$0.622430	$1.167545	$0.253289

Royalty income of the Trust for the calendar year is associated with actual oil and gas production for the period from November of the prior year through October of the current year. Oil and gas production for 2023, 2022 and 2021 generated by the Royalties and the Underlying Properties, excluding portions attributable to the adjustments discussed hereafter, are presented in the following table:

	Year Ended December 31,
Royalties	2023	2022	2021
Oil Sales (Bbls)	2,277,307	1,760,471	967,106
Gas Sales (Mcf)	12,174,696	9,461,087	3,876,648
Underlying Properties
Oil
Total Oil Sales (Bbls)	2,994,897	2,297,565	1,249,350
Average Per Day (Bbls)	8,090	6,295	3,423
Average Price/Bbl	$76.72	$94.11	$63.34
Gas
Total Gas Sales (Mcf)	16,183,928	12,587,044	5,143,426
Average Per Day (Mcf)	44,340	34,485	14,092
Average Price/Mcf	$2.40	$5.54	$3.53

The average price of oil decreased to $76.72 per barrel in 2023, down from $94.11 per barrel in 2022. The average price of oil in 2021 was $63.34 per barrel. In addition, the average price of gas decreased from $5.54 per Mcf in 2022 to $2.40 per Mcf in 2023. The average price of gas in 2021 was $3.53 per Mcf. Oil prices have decreased primarily because of world market conditions. Oil prices are expected to remain volatile. Gas liquids values have declined along with gas pricing due to high production levels, consistently mild weather patterns, and decreased heating demand. Blackbeard, after assuming the role of operator of the Waddell Ranch Properties, immediately instituted a workover of specific wells, which caused the Trust not to receive any royalty income from the Waddell Properties in 2021 and portions of 2022 and 2023.

Subsequent to December 31, 2023, the price of both oil and gas continued to fluctuate, giving rise to a correlating adjustment of the respective standardized measure of discounted future net cash flows. As of February 20, 2024, NYMEX posted oil prices were approximately $78.72 per barrel, which compared to the posted price of $78.22 per barrel, used to calculate the worth of future net revenue of the Trust’s proved developed reserves, would result in a slightly larger standardized measure of discounted future net cash flows for oil. As of February 21, 2024, NYMEX posted gas prices were $1.58 per million British thermal units. The use of such price, as compared to the posted price of $2.64 per million British thermal units, used to calculate the future net revenue of the Trust’s proved developed reserves would result in a smaller standardized measure of discounted future net cash flows for gas.

Since the oil and gas sales attributable to the Royalties are based on an allocation formula that is dependent on such factors as price and cost (including capital expenditures), production amounts do not necessarily provide a meaningful comparison. For the underlying properties total oil and gas production increased approximately 30% and 29% respectively, from 2022 to 2023 primarily due to additional production on Waddell due to new drilling.

Total capital expenditures in 2023 used in the net overriding royalty calculation were approximately $116 million (gross) compared to $124.3 million (gross) in 2022 and $66.6 million (gross) in 2021. The operator of the Waddell Ranch properties has informed the Trustee that, in order to halt the production decline curve and to exploit the remaining potential of the Trust’s assets more fully, a more aggressive, robust capital expenditure budget will be necessary in the future and is being pursued.

In 2022, there were 46.9 recompletion wells completed and 17.8 wells permanently plugged on the Waddell Ranch properties. Actual costs for this program in 2022 approximated $124.3 million (gross). In 2023, there were 28.9 new drill wells (net) and 53 recompletion wells (net) completed on the Waddell Ranch properties.

Texas law requires all temporarily abandoned wells to be either worked over and recompleted to functional status or permanently plugged and abandoned within a five year time frame. The Waddell Ranch properties contain over 700 such temporarily abandoned wells. In 2023, there were 53 recompletion wells completed and 31 wells permanently plugged on the Waddell Ranch properties.

There were 77 drill wells (gross) completed on the Waddell Ranch properties during 2023. During, 2022, there were 91 drill wells completed on the Waddell Ranch properties.

Blackbeard has advised the Trustee that the proposed budget for 2024 has not been finalized; however, it has provided the Trustee with a preliminary capital expenditure budget of approximately $301 million (gross) and development plan reflecting that the 2024 budget will include amounts to be spent on 83 (gross) horizontal wells and 12 (gross) vertical wells along with 24 (gross) recompleted well prospects to be worked over and completed as well as infrastructure and plugging and abandonment costs.

In 2023, lease operating expense and property taxes on the Waddell Ranch properties amounted to approximately $79.6 million, compared to approximately $43.7 million in 2022, and approximately $23 million in 2021.

The Trustee has been advised by the operator that the majority of Waddell Ranch oil production is now pipeline connected and sold under long term crude purchase agreements.

During 2023, the monthly royalty receipts were invested by the Trustee in cash and cash equivalents until the monthly distribution date, and earned interest totaled $86,162. Interest income for 2022 and 2021 was $48,371 and $5,112, respectively.

General and administrative expenses in 2023 were $1,118,096 compared to $922,404 in 2022 and $1,088,851 in 2021, primarily due to audit of properties and other professional services. The reserve for administrative expenses for any potentially extraordinary events and/or expenses was $0 as of December 31, 2023. Total reserves for expenses for the years ended December 31, 2023, 2022 and 2021 was $0, $0 and $0, respectively.

Distributable income for 2023 was $27,978,487 or $0.60 per Unit.

Distributable income for 2022 was $53,543,824 or $1.15 per Unit.

Distributable income for 2021 was $10,721,775 or $0.23 per Unit.

Results of the Fourth Quarters of 2023 and 2022

Royalty income received by the Trust for the fourth quarter of 2023 amounted to $14,412,501 or $0.31 per Unit. For the fourth quarter of 2022, the Trust received royalty income of $15,385,233 or $0.33 per Unit. Interest income for the fourth quarter of 2023 amounted to $24,688 compared to $33,117 for the fourth quarter of 2022. The decrease in interest income can be attributed primarily to a decrease of funds available. Total general and administrative expenses was $162,490 for the fourth quarter of 2023 compared to $150,153 for the fourth quarter of 2022. The increase in expenses primarily related to timing of payments of legal and auditor expenses.

Royalty income for the Trust for the fourth quarter is associated with actual oil and gas production during August through October from the Underlying Properties. Oil and gas production attributable to the Underlying Properties for the quarter and the comparable period for 2022 are as follows:

	Fourth Quarter
	2023	2022
Royalties
Oil Sales (Bbls)	620,484	506,384
Gas Sales (Mcf)	3,311,663	2,807,222
Underlying Properties
Total Oil Sales (Bbls)	817,028	662,982
Average Per Day (Bbls)	8,881	7,206
Average Price/Bbls	$84.23	$88.24
Total Gas Sales (Mcf)	4,402,350	3,737,313
Average Per Day (Mcf)	47,852	40,623
Average Price/Mcf	$2.31	$5.49

The posted price of oil decreased for the fourth quarter of 2023 compared to the fourth quarter of 2022, resulting in an average price per barrel of $84.23 compared to $88.24 in the same period of 2022. The average price of gas decreased for the fourth quarter of 2023 compared to the same period in 2022, resulting in an average price per Mcf of $2.31 compared to $5.49 in the fourth quarter of 2022.

The Trustee has been advised that oil and gas production increased in the fourth quarter of 2023 compared to the same period in 2022 primarily due to additional drilling.

The Trust has been advised that 5.6 (net) wells were drilled and completed during the three months ended December 31, 2023, and there were 4.9 (net) wells in progress.

Use of Estimates

The preparation of financial statements in conformity with the basis of accounting described above requires management to make estimates and assumptions that affect reported amounts of certain assets, liabilities, revenues and expenses as of and for the reporting periods. Actual results may differ from such estimates.

Impairment

The Trustee routinely reviews its royalty interests in oil and gas properties for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If an impairment event occurs and it is determined that the carrying value of the Trust’s royalty interests may not be recoverable, an impairment will be recognized as measured by the amount by which the carrying amount of the royalty interests exceeds the fair value of these assets, which would likely be measured by discounting projected cash flows. There was no impairment of the assets as of December 31, 2023.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Unit Holders of Permian Basin Royalty Trust and Argent Trust Company, Trustee

Opinion on the Financial Statements

We have audited the accompanying statements of assets, liabilities and trust corpus of Permian Basin Royalty Trust (the Trust) as of December 31, 2023 and 2022, and the related statements of distributable income and changes in trust corpus for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the assets, liabilities, and trust corpus of the Trust as of December 31, 2023 and 2022, and the distributable income and changes in trust corpus for each of the three years in the period ended December 31, 2023, in conformity with the modified cash basis of accounting, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Trust’s internal control over financial reporting as of December 31, 2023, based on criteria established in 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 29, 2024 expressed an unqualified opinion thereon.

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

Dallas, Texas

February 29, 2024

PERMIAN BASIN ROYALTY TRUST

FINANCIAL STATEMENTS

STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	December 31,
ASSETS	2023	2022
Cash and Short-term Investments	$6,051,350	$2,855,444
Net Overriding Royalty Interests in Producing Oil and Gas Properties — Net (Notes 2 and 3)	221,474	279,433

Total	$6,272,824	$3,134,877

LIABILITIES AND TRUST CORPUS
Distribution Payable to Unit Holders	$4,951,350	$1,755,444
Commitments and Reserve for Contingencies (Note 8)	1,100,000	1,100,000

Total Liabilities	$6,051,350	$2,855,444
Trust Corpus — 46,608,796 Units of Beneficial Interest Authorized and Outstanding	221,474	279,433

Total	$6,272,824	$3,134,877

STATEMENTS OF DISTRIBUTABLE INCOME

	For the years ended December 31,
	2023	2022	2021
Royalty Income (Notes 2 and 3)	$29,010,704	$54,417,857	$11,805,514
Interest Income	85,879	48,371	5,112

Total Income	29,096,583	54,466,228	11,810,626
Reserve for Expenses	—	—	—

General and Administrative Expenditures	1,118,096	922,404	1,088,851

Total Expenditures	1,118,096	922,404	1,088,851

Distributable Income	$27,978,487	$53,543,824	$10,721,775

Distributable Income per Unit (46,608,796 Units)	$0.60	$1.15	$0.23

Distributions per Unit	$0.60	$1.15	$0.23

The accompanying notes to financial statements are an integral part of these statements.

STATEMENTS OF CHANGES IN TRUST CORPUS

	For the years ended December 31,
	2023	2022	2021
Trust Corpus, Beginning of Year	$279,433	$352,688	$382,876
Amortization of Net Overriding Royalty Interests (Notes 2 and 3)	(57,959)	(73,255)	(30,188)
Distributable Income	27,978,487	53,543,824	10,721,775
Distributions Declared	(27,978,487)	(53,543,824)	(10,721,775)

Trust Corpus, End of Year	$221,474	$279,433	$352,688

The accompanying notes to financial statements are an integral part of these statements.

NOTES TO FINANCIAL STATEMENTS

1.	Trust Organization and Provisions

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

BROG notified the Trust, that on November 1, 2019, the Waddell Ranch properties that are subject to the Net Overriding Royalty Conveyance (Permian Basin Royalty Trust - Waddell Ranch) dated November 1, 1980 (the ‘‘Waddell Ranch Conveyance”), were sold to Blackbeard Operating, LLC (“Blackbeard”) of Fort Worth, Texas. Blackbeard became the operator effective as of April 1, 2020.

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

Impairment

The Trustee routinely reviews its royalty interests in oil and gas properties for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If an impairment event occurs and it is determined that the carrying value of the Trust’s royalty interests may not be recoverable, an impairment will be recognized as measured by the amount by which the carrying amount of the royalty interests exceeds the fair value of these assets, which would likely be measured by discounting projected cash flows. There was no impairment of the assets as of December 31, 2023.

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

Inflation

Prices obtained for oil and gas production depend upon numerous factors that are beyond the control of the Trust. Inflationary pressures have accelerated during 2023, which has impacted the cost of goods and services for operators on the Underlying Properties and administrative costs for the Trust.

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

The initial carrying value of the Royalties ($10,975,216) represented Southland Royalty Company’s historical net book value at the date of the transfer to the Trust. Accumulated amortization as of December 31, 2023 and 2022 was $10,753,742 and $10,695,783, respectively.

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

Some Trust Units are held by middlemen, as such term is broadly defined in U.S. Treasury Regulations (and includes custodians, nominees, certain joint owners, and brokers holding an interest for a customer in street name, collectively referred to herein as “middlemen”). Therefore, the Trustee considers the Trust to be a non-mortgage widely held fixed investment trust (“WHFIT”) for U.S. federal income tax purposes. Argent Trust Company, EIN: 62-1437218, 3838 Oak Lawn Ave, Suite 1720, Dallas, Texas 75219, telephone number (855) 588-7839, email address trustee@pbt-permian.com, is the representative of the Trust that will provide tax information in accordance with applicable U.S. Treasury Regulations governing the information reporting requirements of the Trust as a WHFIT. Tax information is also posted by the Trustee at www.pbt-permian.com. Notwithstanding the foregoing, the middlemen holding Trust Units on behalf of Unit holders, and not the Trustee of the Trust, are solely responsible for complying with the information reporting requirements under the U.S. Treasury Regulations with respect to such Trust Units, including the issuance of IRS Forms 1099 and certain written tax statements. Unit holders whose Trust Units are held by middlemen should consult with such middlemen regarding the information that will be reported to them by the middlemen with respect to the Trust Units.

Because the Trust is a grantor trust for federal tax purposes, each Unit holder is taxed directly on his, her or its proportionate share of income, deductions and credits of the Trust consistent with each such Unit holder’s taxable year and method of accounting and without regard to the taxable year or method of accounting employed by the Trust. The income of the Trust consists primarily of a specified share of the proceeds from the sale of oil and gas produced from the Underlying Properties. During 2023, the Trust also earned interest income on funds held for distribution and the cash reserve maintained for the payment of contingent and future obligations of the Trust.

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

Unit holders of record will continue to receive an individualized tax information letter for each of the quarters ending March 31, June 30 and September 30, 2023, and for the year ending December 31, 2023. Unit holders owning Units in the name of a nominee may obtain monthly tax information from the Trustee upon request. See discussion above regarding certain reporting requirements imposed upon middlemen under U.S. Treasury Regulations because the Trust is considered a WHFIT for federal income tax purposes.

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

The foregoing summary is not exhaustive and does not purport to be complete. Many other provisions of the federal income tax laws may affect individual Unit holders. The federal income tax consequences to a Unit holder of the acquisition, ownership or disposition of Units will depend in part on the Unit holder’s individual tax circumstances. Unit holders should consult their tax advisor regarding all Trust tax compliance matters.

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

	Total
	Oil (Bbls)	Gas (Mcf)
January 1, 2021	4,450	6,398
Extensions, discoveries, and other additions	1,309	2,123
Revisions of previous estimates	1,831	6,620
Production	(967)	(3,877)

December 31, 2021	6,623	11,264
Extensions, discoveries, and other additions	3,714	5,206
Revisions of previous estimates	2,976	18,728
Production	(1,760)	(9,461)

December 31, 2022	11,553	25,737
Extensions, discoveries, and other additions	4,504	8,064
Revisions of previous estimates	(2,118)	7,137
Production	(2,277)	(12,175)

December 31, 2023	11,662	28,763

Estimated quantities of proved developed reserves of oil and gas as of the dates indicated were as follows (in thousands):

Proved Developed Reserves:	Oil (Barrels)	Gas (Mcf)
January 1, 2021	4,450	6,398
December 31, 2021	6,623	11,264
December 31, 2022	8,022	21,216
December 31, 2023	11,662	28,763

Disclosure of a Standardized Measure of Discounted Future Net Cash Flows

The following is a summary of a standardized measure (in thousands) of discounted future net cash flows related to the total proved oil and gas reserve quantities attributable to the Trust. Information presented is based upon valuation of proved reserves by using discounted cash flows based upon average oil and gas prices ($78.22 per bbl and $2.64 per Mcf, respectively) during the 12-month period prior to the fiscal year-end, determined as an unweighted arithmetic average of the first-day-of-the-month price for each month within such period, unless prices are defined by contractual arrangements, excluding escalations based upon future conditions and severance and ad valorem taxes, if any, and economic conditions, discounted at the required rate of 10 percent. As the Trust is not subject to taxation at the Trust level, no provision for income taxes has been made in the following disclosure. Trust prices may differ from posted NYMEX prices due to differences in product quality and property location. The impact of changes in current prices on reserves could vary significantly from year to year. Accordingly, the information presented below should not be viewed as an estimate of the fair market value of the Trust’s oil and gas properties nor should it be viewed as indicative of any trends.

December 31,	2023	2022	2021
Future net cash inflows	$897,415	$1,205,227	$465,149
Discount of future net cash flows @ 10%	(388,866)	(518,760)	(205,293)

Standardized measure of discounted future net cash inflows	$508,549	$686,467	$259,856

The change in the standardized measure of discounted future net cash flows for the years ended December 31, 2023, 2022 and 2021 is as follows (in thousands):

	Total
	2023	2022	2021
January 1	$686,487	$259,857	$80,091
Extensions, discoveries, and other additions	185,611	201,239	51,245
Accretion of discount	68,646	25,986	8,009
Revisions of previous estimates and other	(403,184)	253,804	132,317
Royalty income	(29,011)	(54,418)	(11,806)

December 31	$508,549	$686,467	$259,856

Subsequent to December 31, 2023, the price of both oil and gas continued to fluctuate, giving rise to a correlating adjustment of the respective standardized measure of discounted future net cash flows. As of February 20, 2024, NYMEX posted oil prices were approximately $78.72 per barrel, which compared to the posted price of $78.22 per barrel, used to calculate the worth of future net revenue of the Trust’s proved developed reserves, would result in a larger standardized measure of discounted future net cash flows for oil. As of February 21, 2024, NYMEX posted gas prices were $1.58 per million British thermal units. The use of such price, as compared to the posted price of $2.64 per million British thermal units, used to calculate the future net revenue of the Trust’s proved developed reserves would result in a smaller standardized measure of discounted future net cash flows for gas.

6.	Quarterly Schedule of Distributable Income (Unaudited)

The following is a summary of the unaudited quarterly schedule of distributable income for the two years ended December 31, 2023 (in thousands, except per Unit amounts):

2023	Royalty Income	Distributable Income	Distributable Income and Distribution Per Unit
First Quarter	$5,206,602	$4,740,615	$0.101709
Second Quarter	6,074,170	5,761,142	0.123605
Third Quarter	3,317,431	3,202,030	0.068698
Fourth Quarter	14,412,501	14,274,700	0.306265

Total	$29,010,704	$27,978,487	$0.600277

2022	Royalty Income	Distributable Income	Distributable Income and Distribution Per Unit
First Quarter	$4,078,645	$3,734,694	$0.080128
Second Quarter	7,630,221	7,358,308	0.15787
Third Quarter	27,323,759	27,198,499	0.583549
Fourth Quarter	15,385,232	15,252,323	0.327223

Total	$54,417,857	$53,543,824	$1.14877

7.	State Tax Considerations

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

9.	Subsequent Events

Subsequent to December 31, 2023, the Trust declared the following distributions:

Monthly Record Date	Payment Date	Distribution per Unit
January 31, 2024	February 14, 2024	$0.031031
February 29, 2024	March 14, 2024	$0.045460

* * * * *

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures.

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

Changes in Internal Control over Financial Reporting

There has not been any change in the Trust’s internal control over financial reporting during the twelve months ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting.

Trustee’s Report on Internal Control Over Financial Reporting

The Trustee is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Securities and Exchange Act of 1934, as amended. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with the modified cash basis of accounting. The Trustee conducted an evaluation of the effectiveness of the Trust’s internal control over financial reporting based on the criteria established in Internal Control-Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Trustee’s evaluation under the framework in Internal Control-Integrated Framework 2013, the Trustee concluded that the Trust’s internal control over financial reporting are effective as of December 31, 2023.

The independent registered public accounting firm of Weaver and Tidwell, L.L.P., as auditors of the statements of assets, liabilities and trust corpus, and the related statements of distributable income and changes in trust corpus for the year ended December 31, 2023, has issued an attestation report on the Trust’s internal control over financial reporting as of December 31, 2023, which is included herein.

Report of Independent Registered Public Accounting Firm

To the Unit Holders of Permian Basin Royalty Trust and Argent Trust Company, Trustee

Opinion on Internal Control Over Financial Reporting

We have audited Permian Basin Royalty Trust (the Trust)’s internal control over financial reporting as of December 31, 2023 based on criteria established in 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). In our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the statements of assets, liabilities, and trust corpus of Permian Basin Royalty Trust as of December 31, 2023 and 2022 and the related statements of distributable income and changes in trust corpus for each of the three years in the period ended December 31, 2023, and our report dated February 29, 2024 expressed an unqualified opinion thereon.

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

WEAVER AND TIDWELL, L.L.P.

Dallas, Texas

February 29, 2024

Item 9B.	Other Information.

(a)	None.

(b)

The Trust does not have any directors or officers, and as a result, no such person adopted or terminated any Rule 10b5-1 trading arrangement or any non-Rule 10b5-1 trading arrangement, as defined in Item 408(a) of Regulation S-K, nor did the Trust adopt or terminate any Rule 10b5-1 trading arrangement during the most recent fiscal quarter. Because the Trust does not have officers, directors, or employees, it has not adopted insider trading policies and procedures governing the purchase, sale and/or other disposition of Trust securities by such persons.

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

The Trust has no directors or officers and based solely on its review of the reports received by it, the Trust believes that during the fiscal year of 2023, no person who was a beneficial owner of more than ten percent of the Trust’s Units failed to file on a timely basis any report required by Section 16(a).

STANDARDS OF CONDUCT

Because the Trust has no employees, it does not have a code of ethics. Employees of the Trustee, Argent Trust Company, must comply with the company’s code of ethics which may be found at www.argentfinancial.com.

Item 11.	Executive Compensation

During the years ended December 31, 2023, 2022 and 2021, the Trustee for such periods received total remuneration as follows:

Name of Individual or Number of Persons in Group	Cash Compensation		Year
Argent Trust Company, Trustee	$95,443	(1)	2023
Simmons Bank, Trustee	$130,209	(1)	2022
Simmons Bank, Trustee	$108,653	(1)	2021

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

(a) Security Ownership of Certain Beneficial Owners.  Based solely on a review of statements filed with the SEC pursuant to Section 13(d) or 13(g) of the Securities Exchange Act of 1934, as amended, the following table sets forth all persons who are known to the Trustee to own beneficially more than 5% of the outstanding Units of the Trust as of December 31, 2023:

Name	Number of Units Owned(1)	Percent(2)
Loyd Powell(3)	3,372,195	7.235%
Gideon Powell(3)	1,287,004	2.76%
SoftVest, LP(4)	4,148,095	8.9%
Horizon Kinetics Asset Management LLC(5)	3,746,345	8.04%

(1)	Unless otherwise indicated, all Units are held directly with sole voting and investment power.
(2)	Based on 46,608,796 Units outstanding as of December 31, 2023.
(3)

Based on Schedule 13G/A filed February 11, 2021, reporting ownership as of December 31, 2020, jointly and as a group by Loyd Powell and Gideon Powell. The address for each of Loyd Powell and Gideon Powell is P.O. Box 12208; Suite 1610, Dallas, Texas 75225.

(4)

Based on Schedule 13G/A filed February 14, 2024 reporting ownership as of December 31, 2023, jointly and as a group by SoftVest Advisors, LLC, SoftVest, LP, and SoftVest GP I, LLC. The address for each of SoftVest Advisors, LLC, SoftVest, LP, and SoftVest GI I, LLC is 400 Pine Street, Suite 1010, Abilene, TX, 79601.

(5)

Based on Schedule 13G filed April 6, 2023 reporting ownership as of December 31, 2022 by Horizon Kinetic Asset Management LLC. The address for Horizon Kinetic Asset Management LLC is 470 Park Avenue South, 4th Floor South, New York, Ny 10016.

(b) Security Ownership of Management.  The Trust has no directors or officers. Argent Trust Company, the Trustee, held as of February 26, 2024, an aggregate of 5,000 Units in various fiduciary capacities, and it had shared voting and investment power with respect to all such Units.

(c) Change In Control.  The Trustee knows of no arrangements which may subsequently result in a change in control of the Trust.

(d) Securities Authorized for Issuance under Equity Compensation Plans.  The Trust has no equity compensation plans.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The Trust has no directors or executive officers. See Item 11 for the remuneration received by the Trustee during the years ended December 31, 2023, 2022 and 2021.

Item 14.	Principal Accounting Fees and Services

Fees for services performed by Weaver and Tidwell, L.L.P. for the years ended December 31, 2023 and 2022 are:

Weaver and Tidwell, L.L.P.	2023	2022
Audit fees	$120,000	$73,800
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—

Total	$120,000	$73,800

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

3. Exhibits

Exhibit Number		Exhibit

(4)(a)	—	Permian Basin Amended and Restated Royalty Trust Indenture dated June 20, 2014, between Southland Royalty Company (now Burlington Resources Oil & Gas Company LP) and The First National Bank of Fort Worth (now Simmons Bank), as Trustee, heretofore filed as Exhibit 4.1 to the Trust’s Quarterly Report on Form 10-Q to the Securities and Exchange Commission for the quarterly period ended June 30, 2014, is incorporated herein by reference.*

(b)	—	Amendment No. 1 to the Amended and Restated Royalty Trust Indenture of Permian Basin Royalty Trust, dated May 4, 2022, heretofore filed as Exhibit 4.1 to the Trust’s Current Report on Form 8-K to the Securities and Exchange Commission filed on May 6, 2022 is incorporated herein by reference.*

(c)	—	Net Overriding Royalty Conveyance (Permian Basin Royalty Trust) from Southland Royalty Company (now Burlington Resources Oil & Gas Company LP) to The First National Bank of Fort Worth (now Simmons Bank), as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit (4)(b) to the Trust’s Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980, is incorporated herein by reference.* (P)

(d)	—	Net Overriding Royalty Conveyance (Permian Basin Royalty Trust — Waddell Ranch) from Southland Royalty Company (now Burlington Resources Oil & Gas Company LP) to The First National Bank of Fort Worth (now Simmons Bank), as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit (4)(c) to the Trust’s Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980, is incorporated herein by reference.* (P)

(23.1)	—	Consent of Cawley, Gillespie & Associates, Inc., reservoir engineer.**

(31.1)	—	Certification required by Rule 13a-14(a)/15d-14(a).**

(32.1)	—	Certification required by Rule 13a-14(b)/15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002.**

(97)	—	Executive Officer Compensation Recovery Policy**

(99.1)	—	Report of Cawley, Gillespie & Associates, Inc., reservoir engineer.**

*

A copy of this Exhibit is available to any Unit holder, at the actual cost of reproduction, upon written request to the Trustee, Argent Trust Company, 3838 Oak Lawn Ave, Suite 1720, Dallas, Texas 75219.

**	Filed herewith.

(P)	Paper exhibits.

SIGNATURE

PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

ARGENT TRUST COMPANY,
TRUSTEE FOR THE
PERMIAN BASIN ROYALTY TRUST

By:	/s/ Jana Egeler
Jana Egeler
Vice President and Trust Administrator

Date: February 29, 2024

(The Trust has no directors or executive officers.)