Form 10-Q
period 2024-03-31
PERMIAN BASIN ROYALTY TRUST
filed 2024-05-09
CIK 319654

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period to________

Commission File Number: 001-08033

PERMIAN BASIN ROYALTY TRUST

(Exact name of registrant as Specified in the Permian Basin Trust Indenture)

Texas	75-6280532
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
Argent Trust Company 3838 Oak Lawn Ave, Suite 1720 Dallas, Texas 75219
(Address of Principal Executive Offices; Zip Code)

(855) 588-7839

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

	Trading Symbol(s)	Name of each exchange on which registered
Title of each class
Units of Beneficial Interest	PBT	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No ☒

Number of units of beneficial interest outstanding at May 1, 2024: 46,608,796

PERMIAN BASIN ROYALTY TRUST

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The condensed financial statements included herein have been prepared by Argent Trust Company as Trustee for the Permian Basin Royalty Trust (the “Trust”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Effective December 30, 2022, Argent Trust Company (the “Trustee”) became the new trustee for the Trust. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed interim financial statements and notes thereto be read in conjunction with the financial statements and the notes thereto included in the Trust’s latest annual report on Form 10-K. In the opinion of the Trustee, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the assets, liabilities and trust corpus of the Trust as of March 31, 2024, and the distributable income and the changes in trust corpus for the three months ended March 31, 2024 and 2023, have been included. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year. Unless specified otherwise, all amounts included herein are presented in US dollars.

The condensed interim financial statements as of the three months ended March 31, 2024 and 2023, included herein, have been reviewed by Weaver and Tidwell, L.L.P., an independent registered public accounting firm, as stated in their report appearing herein.

Report of Independent Registered Public Accounting Firm

To the Unit Holders of Permian Basin Royalty Trust

and Argent Trust Company, Trustee

Dallas, Texas

Results of Review of Interim Financial Statements

We have reviewed the accompanying condensed statements of assets, liabilities and trust corpus of Permian Basin Royalty Trust (the “Trust”) as of March 31, 2024, and the related condensed statements of distributable income and changes in trust corpus for the three month periods ended March 31, 2024 and 2023, and the related notes (collectively referred to as the "condensed interim financial statements" or "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying condensed interim financial statements for them to be in conformity with the modified cash basis of accounting, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America.

As described in Note 2 to the condensed interim financial statements, these condensed interim financial statements were prepared on a modified cash basis of accounting, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the statement of assets, liabilities, and trust corpus as of December 31, 2023, and the related statements of distributable income and changes in trust corpus for the year then ended (not presented herein); and in our report dated February 29, 2024 we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed statement of assets, liabilities and trust corpus as of December 31, 2023, is fairly stated, in all material respects, in relation to the statement of assets, liabilities, and trust corpus from which it has been derived.

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

/s/WEAVER AND TIDWELL, L.L.P.

Dallas, Texas

May 9, 2024

PERMIAN BASIN ROYALTY TRUST

CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	March 31, 2024 (Unaudited)	December 31, 2023
ASSETS
Cash and short-term investments	$3,027,056	$6,051,350
Net overriding royalty interests in producing oil and gas properties (net of accumulated amortization of $10,765,591 and $10,753,742 at March 31, 2024 and December 31, 2023, respectively)	$209,625	221,474
TOTAL ASSETS	$3,236,681	$6,272,824
LIABILITIES AND TRUST CORPUS
Distribution payable to Unit holders	$1,927,056	$4,951,350
Commitments and reserves for contingencies (Note 6)	1,100,000	1,100,000
Trust corpus – 46,608,796 Units of beneficial interest authorized and outstanding	209,625	221,474
TOTAL LIABILITIES AND TRUST CORPUS	$3,236,681	$6,272,824

The accompanying notes are an integral part of these condensed financial statements.

PERMIAN BASIN ROYALTY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Royalty income	$6,005,642	$5,206,602
Interest income	39,048	14,107
	6,044,690	5,220,709
General and administrative expenditures	(552,484)	(480,094)
Distributable income	$5,492,206	$4,740,615
Distributable income per Unit (46,608,796 Units)	$0.12	$0.10

The accompanying notes are an integral part of these condensed financial statements.

PERMIAN BASIN ROYALTY TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Trust corpus, beginning of period	$221,474	$279,433
Amortization of net overriding royalty interests	(11,849)	(40,000)
Distributable income	5,492,206	4,740,615
Distributions declared	(5,492,206)	(4,740,615)
Total Trust Corpus, end of period	$209,625	$239,433
Distributions per Unit	$0.12	$0.10

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

7.
SUBSEQUENT EVENTS

Subsequent to March 31, 2024, the Trust declared a distribution on April 19, 2024, of $0.088214 per Unit payable on May 14, 2024 to unitholders of record on April 30, 2024.

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

Commodity Prices

The Trust’s income and monthly distributions are heavily influenced by commodity prices. Commodity prices may fluctuate widely in response to (i) relatively minor changes in the supply of and demand for oil and natural gas, (ii) market uncertainty and (iii) a variety of additional factors that are beyond the Trustee’s control. Recently, there has been volatility in oil and natural gas prices due in part to geopolitical conditions in Eastern Europe and the Middle East. The price of oil and gas remained soft from the first quarter through the beginning of the third quarter of 2023 due to continued lower demand resulting from higher than normal inflation and an oversupply of the commodities. In the latter part of the third quarter of 2023, the price of oil and gas began to increase, due mainly to OPEC cutting oil production and colder weather during the winter months. As of May 6, 2024 the price of oil was $80.10 per barrel. It is uncertain how the war in Ukraine, resulting sanctions against Russia, conflict between Israel and Hamas and Israel and Iran, and OPEC production will affect oil prices in the coming months. Factors that may impact future commodity prices, including the price of oil and natural gas, include but are not limited to:

•
political conditions in major oil producing regions, especially in the Middle East and Eastern Europe, including the conflicts between Russia and Ukraine, Israel and Hamas and Israel and Iran;
•
worldwide economic and geopolitical conditions;
•
weather conditions;
•
trade barriers;
•
public health concerns, such as COVID 19;
•
the supply and price of domestic and foreign crude oil or natural gas;
•
the level of consumer demand;
•
the price and availability of alternative fuels;
•
the proximity to, and capacity of, transportation facilities;
•
the effect of worldwide energy conservation measures and governmental policies and regulatory incentives for investment in non-fossil fuel energy sources; and
•
the nature and extent of governmental regulation and taxation.

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

Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023

For the quarter ended March 31, 2024, royalty income received by the Trust amounted to $6,005,642 compared to royalty income of $5,206,602 during the first quarter of 2023. The increase in royalty income is primarily attributable to an increase in oil and gas production. Average oil and gas prices were $73.17 and $2.05, respectively, for the quarter ending March 31, 2024 compared to $77.63 and $3.19 for the quarter ended March 31, 2023.

Interest income for the quarter ended March 31, 2024 was $39,048 compared to $14,107 during the first quarter of 2023. The increase in interest income is primarily attributable to increased amounts of funds available for investment. Total expenses during the first quarter of 2024 amounted to $552,484 compared to $480,094 during the first quarter of 2023. The increase in total expenses can be primarily attributed to increased expense for professional services, printing expenses and the timing of payment of expenses.

These transactions resulted in distributable income for the quarter ended March 31, 2024 of $5,492,206 or $0.12 per Unit of beneficial interest. Distributions of $0.031031, $0.045460 and $0.041340 per Unit were made to Unit holders of record as of January 31, 2024, February 29, 2024, and March 28, 2024, respectively. For the first quarter of 2023, distributable income was $4,740,615 or $0.10 per Unit of beneficial interest.

Royalty income for the Trust for the first quarter of the calendar year is associated with actual oil and gas production for the period of November and December 2023 and January 2024 from the properties from which the Trust’s net overriding royalty interests (“Royalties”) were carved. Oil and gas sales attributable to the Royalties and the properties from which the Royalties were carved are as follows:

	Three Months Ended March 31,
	2024	2023
Royalties:
Oil sales (Bbls)	606,955	519,492
Gas sales (Mcf)	3,226,052	2,829,662
Properties From Which The Royalties Were Carved:
Oil:
Total oil sales (Bbls)	799,806	676,790
Average per day (Bbls)	8,789	7,520
Average price per Bbl	$73.17	$77.63
Gas:
Total gas sales (Mcf)	4,296,765	3,754,816
Average per day (Mcf)	47,217	41,720
Average price per Mcf	$2.05	$3.19

The average received price of oil decreased to an average price of $73.17 per Bbl in the first quarter of 2024, compared to $77.63 per Bbl in the first quarter of 2023 due to worldwide market variables. The average price of gas (including natural gas liquids) decreased from $3.19 per Mcf in the first quarter of 2023 to $2.05 per Mcf in the first quarter of 2024 due to change in overall market variables.

Since the oil and gas sales attributable to the Royalties are based on an allocation formula that is dependent on such factors as price and cost (including capital expenditures), the production amounts in the Royalties section of the above table do not always provide a meaningful comparison. However, both oil and gas sales volumes increased from the Underlying Properties (as defined in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2023) for the applicable period in 2024 compared to 2023.

Capital expenditures for drilling, remedial and maintenance activities on the Waddell Ranch properties during the first quarter of 2024 totaled $28.4 million (gross) as compared to $35.2 million (gross) for the first quarter of 2023. Blackbeard has previously informed the Trustee that the 2024 capital expenditures budget has not been finalized; however, Blackbeard provided the Trustee with a preliminary capital expenditures budget of approximately $301.4 million (gross), $106.1 million (net) for the Waddell Ranch properties. The total amount of capital expenditures for 2023 with regard to the Waddell Ranch Properties totaled $135.3 million (net).

The Trustee has been advised that there were 8.7 workover wells completed, 6.0 new wells completed, 5.3 new wells in progress and 8.7 workover wells in progress during the three months ended March 31, 2024, as compared to 6.8 (net to the Trust) workover wells completed and 11.3 new wells completed, 10.9 new wells in progress, and 8.0 workover wells in progress for the three months ended March 31, 2023 on the Waddell Ranch properties.

Lease operating expenses and property taxes totaled $22.8 million (gross) for the first quarter of 2024, compared to $16.4 million (gross) for the same period in 2023 on the Waddell Ranch properties due to increased maintenance work.

Calculation of Royalty Income

The Trust’s royalty income is computed as a percentage of the net profit from the operation of the properties in which the Trust owns net overriding royalty interests. The royalty income received and recorded by the Trust was determined by the operator as noted below. These percentages of net profits are 75% and 95% in the case of the Waddell Ranch properties and the Texas Royalty properties, respectively. Royalty income received by the Trust for the three months ended March 31, 2024 and 2023, respectively, was computed as shown in the table below:

	Three Months Ended March 31,
	2024		2023
	WADDELL RANCH PROPERTIES	TEXAS ROYALTY PROPERTIES	WADDELL RANCH PROPERTIES		TEXAS ROYALTY PROPERTIES
Gross proceeds of sales from the Underlying Properties
Oil proceeds	$54,725,566	$3,796,343	$48,093,456		$4,444,019
Gas proceeds	8,581,077	211,803	11,643,448		348,353
Other (adjustment)	—	—	(548,980)	(1)	—
Total	63,306,643	4,008,146	60,285,884		4,792,372
Less:
Severance tax:
Oil	2,473,897	153,038	2,192,055		178,697
Gas	75,192	4,680	464,549		18,997
Other	6,121,069	31,784	4,842,697		23,981
Lease operating expense and property tax:
Oil and gas	22,788,576	240,000	16,127,065		240,000
Capital expenditures	28,373,337	—	35,202,932		—
Total	59,832,070	429,502	58,829,298		461,675
Net profits	3,474,573	3,578,644	1,456,586		4,330,697
Net overriding royalty interests	75%	95%	75%		95%
Royalty income	$2,605,929	3,399,712	$1,092,440		4,114,162

(1)
In March 2023, the Waddell Ranch properties were in a deficit position. As of March 31, 2023, the cumulative NPI deficit was $411,735 for the underlying property (at 75%). The NPI deficit had to be recovered from future proceeds of the Waddell Ranch properties prior to any other proceeds being paid to the Trust.

Critical Accounting Policies and Estimates

A disclosure of critical accounting policies and the more significant judgments and estimates used in the preparation of the Trust’s financial statements is included in Item 7 of the Trust’s Annual Report on Form 10-K for the year ended December 31, 2023. There have been no significant changes to the critical accounting policies during the three months ended March 31, 2024.

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

Item 3. Qualitative and Quantitative Disclosures About Market Risk

The Trust is a passive entity and other than the Trust’s ability to periodically borrow money as necessary to pay expenses, liabilities and obligations of the Trust that cannot be paid out of cash held by the Trust, the Trust is prohibited from engaging in borrowing transactions. The amount of any such borrowings is unlikely to be material to the Trust. The Trust periodically holds short-term investments acquired with funds held by the Trust pending distribution to Unit holders and funds held in reserve for the payment of Trust expenses and liabilities. Because of the short-term nature of these borrowings and investments and certain limitations upon the types of such investments which may be held by the Trust, the Trustee believes that the Trust is not subject to any material interest rate risk. The Trust does not engage in transactions in foreign currencies which could expose the Trust or Unit holders to any foreign currency related market risk. The Trust invests in no derivative financial instruments and has no foreign operations or long- term debt instruments.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On December 18, 2023, the Trustee filed a complaint in the United States District Court for the Northern District of Texas against Blackbeard Operating, LLC ("Blackbeard"), the operator of the Waddell Ranch properties. Pursuant to the complaint, the Trustee sought to recover more than $15 million in damages to the Trust resulting from overhead costs and other expenses the Trustee alleged were impermissibly deducted from royalty payments to the Trust. On March 5, 2024, the lawsuit against Blackbeard was voluntarily dismissed without prejudice. On May 8, 2024, the Trustee filed a petition in the District Court of Tarrant County, Texas against Blackbeard seeking to recover more than $15 million in damages to the Trust resulting from overhead costs and other expenses the Trustee alleges were impermissibly deducted from royalty payments to the Trust, including among other things, incorrect overhead charges, application of overhead charges to non-producing wells, duplicate charges for services, materials, and utilities, as well as other expenses the Trustee alleges are ineligible charges.

Except as described above, there are no material pending legal proceedings to which the Trust is a party or of which any of its property is the subject.

Item 1A. Risk Factors

Risk factors relating to the Trust are contained in Item 1A of the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023. Except as set forth in such filing, no material change to such risk factors has occurred during the three months ended March 31, 2024.

Items 2 through 4.

Not applicable.

Item 5. Other Information

The Trust does not have any directors or officers, and as a result, no such persons adopted or terminated any Rule 10b5-1 trading arrangement or any non-Rule 10b5-1 trading arrangement, as defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

4.1

Permian Basin Amended and Restated Royalty Trust Indenture dated June 20, 2014, between Southland Royalty Company (now Burlington Resources Oil & Gas Company LP) and The First National Bank of Fort Worth (now Argent Trust Company), as Trustee, heretofore filed as Exhibit 4.1 to the Trust’s Quarterly Report on Form 10-Q to the Securities and Exchange Commission for the quarterly period ended June 30, 2014, is incorporated herein by reference. *

4.2

Amendment No. 1 to the Amended and Restated Royalty Trust Indenture of Permian Basin Royalty Trust, dated May 4, 2022, heretofore filed as Exhibit 4.1 to the Trust’s Form 8-K to the Securities and Exchange Commission filed on May 6, 2022, is incorporated herein by reference. *

4.3

Net Overriding Royalty Conveyance (Permian Basin Royalty Trust) from Southland Royalty Company (now Burlington Resources Oil & Gas Company LP) to The First National Bank of Fort Worth (now Argent Trust Company), as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit (4)(b) to the Trust’s Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980, is incorporated herein by reference. * (P)

4.4

Net Overriding Royalty Conveyance (Permian Basin Royalty Trust) from Southland Royalty Company (now Burlington Resources Oil & Gas Company LP) to The First National Bank of Fort Worth (now Argent Trust Company), as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit (4)(b) to the Trust’s Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980, is incorporated herein by reference. * (P)

31.1

Certification by Jana Egeler, Vice President of Argent Trust Company, Trustee of Permian Basin Royalty Trust, dated May 9, 2024 and submitted pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate by Argent Trust Company, Trustee of Permian Basin Royalty Trust, dated May 9, 2024 and submitted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

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

ARGENT TRUST COMPANY, TRUSTEE FOR THE PERMIAN BASIN ROYALTY TRUST

Date: May 9, 2024	By:	/s/ JANA EGELER
Jana Egeler
Vice President

(The Trust has no directors or executive Officers.)