Form 10-Q
period 2024-08-08
PERMIAN BASIN ROYALTY TRUST
filed 2024-08-08
CIK 319654

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

Number of units of beneficial interest outstanding at August 8, 2024: 46,608,796

PERMIAN BASIN ROYALTY TRUST

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The condensed financial statements included herein have been prepared by Argent Trust Company as Trustee for the Permian Basin Royalty Trust (the “Trust”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Effective December 30, 2022, Argent Trust Company (the “Trustee”) became the new trustee for the Trust. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed interim financial statements and notes thereto be read in conjunction with the financial statements and the notes thereto included in the Trust’s latest annual report on Form 10-K. In the opinion of the Trustee, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the assets, liabilities and trust corpus of the Trust as of June 30, 2024, and the distributable income and the changes in trust corpus for the three and six months ended June 30, 2024 and 2023, have been included. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year. Unless specified otherwise, all amounts included herein are presented in US dollars.

The condensed interim financial statements as of the three-month and six-month periods ended June 30, 2024 and 2023, included herein, have been reviewed by Weaver and Tidwell, L.L.P., an independent registered public accounting firm, as stated in their report appearing herein.

Report of Independent Registered Public Accounting Firm

To the Unit Holders of Permian Basin Royalty Trust

and Argent Trust Company, Trustee

Dallas, Texas

Results of Review of Interim Financial Statements

We have reviewed the accompanying condensed statements of assets, liabilities and trust corpus of Permian Basin Royalty Trust (the Trust) as of June 30, 2024 and the related condensed statements of distributable income and changes in trust corpus for the three-month and six-month periods ended June 30, 2024 and 2023, and the related notes (collectively referred to as the “condensed interim financial statements” or “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying condensed interim financial statements for them to be in conformity with the modified cash basis of accounting, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America.

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

WEAVER AND TIDWELL, L.L.P.

Dallas, Texas

August 8, 2024

PERMIAN BASIN ROYALTY TRUST

CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	June 30, 2024 (Unaudited)	December 31, 2023
ASSETS
Cash and short-term investments	$6,668,079	$6,051,350
Net overriding royalty interests in producing oil and gas properties (net of accumulated amortization of $10,777,591 and $10,753,742 at June 30, 2024 and December 31, 2023, respectively)	$197,625	221,474
TOTAL ASSETS	$6,865,704	$6,272,824
LIABILITIES AND TRUST CORPUS
Distribution payable to Unit holders	$3,390,790	$4,951,350
Funds received for future distributions (Note 6)	$2,177,289	$—
Commitments and reserves for contingencies (Note 7)	1,100,000	1,100,000
Trust corpus – 46,608,796 Units of beneficial interest authorized and outstanding	197,625	221,474
TOTAL LIABILITIES AND TRUST CORPUS	$6,865,704	$6,272,824

The accompanying notes are an integral part of these condensed financial statements.

PERMIAN BASIN ROYALTY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023
Royalty income	$8,803,389	$6,074,170
Interest income	29,106	22,964
	8,832,495	6,097,134
General and administrative expenditures	(395,807)	(335,992)
Distributable income	$8,436,688	$5,761,142
Distributable income per Unit (46,608,796 Units)	$0.18	$0.12

The accompanying notes are an integral part of these condensed financial statements.

	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
Royalty income	$14,809,031	$11,280,772
Interest income	68,153	37,071
	14,877,184	11,317,843
General and administrative expenditures	(948,290)	(816,086)
Distributable income	$13,928,894	$10,501,757
Distributable income per Unit (46,608,796 Units)	$0.30	$0.23

The accompanying notes are an integral part of these condensed financial statements

PERMIAN BASIN ROYALTY TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023
Trust corpus, beginning of period	$209,625	$239,433
Amortization of net overriding royalty interests	(12,000)	(40,000)
Distributable income	8,436,688	5,761,142
Distributions declared	(8,436,688)	(5,761,142)
Total Trust Corpus, end of period	$197,625	$199,433
Distributions per Unit	$0.18	$0.12

The accompanying notes are an integral part of these condensed financial statements.

	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
Trust corpus, beginning of period	$221,474	$279,433
Amortization of net overriding royalty interests	(23,849)	(80,000)
Distributable income	13,928,894	10,501,757
Distributions declared	(13,928,894)	(10,501,757)
Total Trust Corpus, end of period	$197,625	$199,433
Distributions per Unit	$0.30	$0.23

The accompanying notes are an integral part of these condensed financial statements

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
2.
ACCOUNTING POLICIES

Basis of Accounting

The financial statements of the Trust are prepared on the following basis:

•
Royalty income recorded for a month is the amount computed and paid to the Trustee on behalf of the Trust by the interest owners. Royalty income consists of the amounts received and available for distribution by the owners of the interest burdened by the Royalties from the sale of production less accrued production costs, development and drilling costs, applicable taxes, operating charges and other costs and deductions multiplied by 75% in the case of the Waddell Ranch properties and 95% in the case of the Texas Royalty properties. Royalty income for the quarter ended June 30, 2024, for the Waddell Ranch properties includes only the cash received for April and May, since the cash received in June was not disclosed to the Trustee by the NYSE notification deadline and therefore not distributed until subsequent to the end of the quarter, consistent with the policy above.
•
Trust expenses, consisting principally of routine general and administrative costs, recorded are based on liabilities paid and cash reserves established out of cash received or borrowed funds for liabilities and contingencies.
•
Distributions to Unit holders are recorded when declared by the Trustee.
•
Funds received for future distributions in the Condensed Statement of Assets, Liabilities and Trust Corpus reflects the proceeds from Royalties on the Waddell Ranch properties that Blackbeard wires to the Trust after the deadline to notify the NYSE of the current month distribution has passed. Funds received on June 26, 2024, in the amount of $2,177,289 were held for future distribution as of June 30, 2024, and subsequently included in the July 2024 distribution calculation.

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

Not withstanding requests from the Trustee to Blackbeard, the operator of the Waddell Ranch properties, and the fact that Blackbeard has provided this information on a monthly basis since Argent Trust Company has become Trustee of the Trust, Blackbeard has refused to provide the Trustee information necessary to calculate the net proceeds as of the announcement date for monthly distributions starting in May 2024. As a result of Blackbeard's failure to provide this information by the NYSE notification date for the monthly distribution, in accordance with the Trust indenture, if Royalty income is received from the Waddell Ranch properties on or prior to the record date, it will be included in the following month's distribution, rather than the current month's distribution. The Royalty income received from Blackbeard after the NYSE notification deadline is included as a liability on the Condensed Statement of Assets, Liabilities, and Trust Corpus titled, "Funds received for future distributions."

4.
FEDERAL INCOME TAXES

For federal income tax purposes, the Trust constitutes a fixed investment trust that is taxed as a grantor trust. A grantor trust is not subject to federal income tax at the trust level. The Unit holders are considered for federal income tax purposes to own the Trust’s income and principal as though no trust were in existence. The income of the Trust is deemed to have been received or accrued by each Unit holder at the time such income is received or accrued by the Trust and not when distributed by the Trust. If the Trust borrows funds to pay liabilities of the Trust, as contemplated in the Trust Indenture, tax-exempt Unit holders could be required to recognize unrelated business taxable income.

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

6. FUNDS RECEIVED FOR FUTURE DISTRIBUTIONS

Funds received for future distributions in the Condensed Statement of Assets, Liabilities and Trust Corpus reflects the proceeds from Royalties on the Waddell Ranch properties that Blackbeard wires to the Trust after the deadline to notify the NYSE of the current month distribution has passed. Funds received on June 26, 2024, in the amount of $2,177,289 were held for future distribution as of June 30, 2024, and subsequently included in the July 2024 distribution calculation

7.
COMMITMENTS AND CONTINGENCIES

Contingencies related to the underlying properties that are unfavorably resolved would generally be reflected by the Trust as reductions to future royalty income payments to the Trust with corresponding reductions to cash distributions to Unit holders. The Trustee maintains an expense reserve, which reserve is currently $1,1000,000, that allows the Trustee to pay obligations of the Trust in the event there is not sufficient Royalty income to pay such expenses.

8. SUBSEQUENT EVENTS

Subsequent to June 30, 2024, the Trust declared a distribution on July 19, 2024, of $0.070169 per Unit payable on August 14, 2024 to unitholders of record on July 31, 2024. This distribution included funds received from Blackbeard on June 26, 2024 in the amount of $2,177,289, which have been presented as a liability on the Condensed Statement of Assets, Liabilities and Trust Corpus, titled "Funds received for future distributions".

* * * * *

Item 2. Trustee’s Discussion and Analysis

Forward Looking Information

Certain information included in this report contains, and other materials filed or to be filed by the Trust with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Trust) may contain or include, forward looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. Such forward looking statements may be or may concern, among other things, capital expenditures, drilling activity, development activities, production efforts and volumes, hydrocarbon prices and the results thereof, litigation, information to be received by operators of the Waddell Ranch properties or Texas Royalty properties, and regulatory matters. Although the Trustee believes that the expectations reflected in such forward-looking statements are reasonable, such expectations are subject to numerous risks and uncertainties and the Trustee can give no assurance that they will prove correct. There are many factors, none of which are within the Trustee’s control, that may cause such expectations not to be realized, including, among other things, factors such as actual oil and gas prices and the recoverability of reserves, capital expenditures, general economic conditions, actions and policies of petroleum-producing nations and other changes in the domestic and international energy markets. Such forward looking statements generally are accompanied by words such as “estimate,” “expect,” “predict,” “anticipate,” “goal,” “should,” “assume,” “believe,” or other words that convey the uncertainty of future events or outcomes.

Commodity Prices

The Trust’s income and monthly distributions are heavily influenced by commodity prices. Commodity prices may fluctuate widely in response to (i) relatively minor changes in the supply of and demand for oil and natural gas, (ii) market uncertainty and (iii) a variety of additional factors that are beyond the Trustee’s control. Recently, there has been volatility in oil and natural gas prices due in part to geopolitical conditions in Eastern Europe and the Middle East. The price of oil and gas remained soft from the first quarter through the beginning of the third quarter of 2023 due to continued lower demand resulting from higher than normal inflation and an oversupply of the commodities. In the first half of 2024, the price of oil and gas began to increase, due to tensions in the Middle East and OPEC cutting oil production. As of July 29, 2024 the price of oil was $77.27 per barrel. It is uncertain how the war in Ukraine, resulting sanctions against Russia, conflict between Israel and Hamas, and OPEC production will affect oil prices in the coming months. Factors that may impact future commodity prices, including the price of oil and natural gas, include but are not limited to:

•
political conditions in major oil producing regions, especially in the Middle East and Eastern Europe, including the conflicts between Russia and Ukraine, Israel and Hamas;
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

Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023

For the quarter ended June 30, 2024, royalty income received by the Trust amounted to $8,803,389 compared to royalty income of $6,074,170 during the second quarter of 2023. For the Texas Royalty Properties, the average oil and gas prices were $78.00 and $10.04, respectively, for the quarter ended June 30, 2024 compared to $73.05 and $4.53 for the quarter ended June 30, 2023. Production information was not provided by Blackbeard such that pricing of oil and gas for the Waddell Ranch properties could not be calculated. The Trustee believes that the higher royalty income reported in the three months ended June 30, 2024 compared to the same time period in 2023 may be attributable to the deficit position of the Waddell Ranch properties during a portion of the second quarter of 2023, whereas no deficit position existed during the second quarter of 2024. The increase in royalty income was partially offset by $2,177,289 of net proceeds being delayed until distribution declared in the third quarter of 2024 due to Blackbeard's refusal to provide information regarding monthly net proceeds in time for the monthly distribution announcement.

Interest income for the quarter ended June 30, 2024 was $29,106 compared to $22,964 during the second quarter of 2023. The increase in interest income is primarily attributable to increased amounts of funds available for investment. Total expenses during the second quarter of 2024 amounted to $395,806 compared to $335,992 during the second quarter of 2023. The increase in total expenses can be primarily attributed to increased expense for professional services, printing expenses and the timing of payment of expenses.

These transactions resulted in distributable income for the quarter ended June 30, 2024 of $8,436,688 or $0.18 per Unit of beneficial interest. Distributions of $0.088214, $0.020052 and $0.072743 per Unit were made to Unit holders of record as of April 30, 2024, May 31, 2024, and June 28, 2024, respectively. For the second quarter of 2023, distributable income was $5,761,142 or $0.12 per Unit of beneficial interest.

Notwithstanding requests from the Trustee to Blackbeard Operating, LLC ("Blackbeard"), the operator of the Waddell Ranch properties, Blackbeard has refused to provide the Trustee information necessary to calculate the net proceeds as of the NYSE notification date for the monthly distributions beginning May 2024 such that royalty income for the Trust for the second quarter of the calendar year is associated with actual oil and gas production for February and March 2024 for the Waddell Ranch properties from which "Royalties" were carved. Royalty income for the Trust for the second quarter of the calendar year for the Texas Royalty properties is associated with actual oil and gas production from February through April 2024.

Beginning in May 2024, Blackbeard has also refused to provide monthly production, product sales, capital expenditure, and development information for the Waddell Ranch properties from which the Trust's Royalties are carved, information Blackbeard has previously provided on on a monthly basis since Argent Trust Company has become Trustee of the Trust.

On July 29, 2024, Blackbeard provided the Trustee a quarterly statement showing the computation of net proceeds to the Trust for each month of the quarter ended June 30, 2024. However, no production volumes or pricing were provided, information Blackbeard has previously provided monthly since Argent Trust Company has become Trustee of the Trust. As a result, oil and gas pricing and average daily production is unable to be calculated for the Waddell Ranch properties. Oil and gas sales attributable to the Royalties and the properties from which the Royalties were carved are as follows:

	Three Months Ended June 30,
	2024		2023
	WADDELL RANCH PROPERTIES (1)	TEXAS ROYALTY PROPERTIES	WADDELL RANCH PROPERTIES	TEXAS ROYALTY PROPERTIES
Royalties
Oil sales (Bbls)	—	44,060	503,617	48,805
Gas sales (Mcf)	—	21,782	2,757,996	60,643
Properties From Which The Royalties Were Carved:
Oil:
Total oil sales (Bbls)	—	49,394	671,489	54,545
Average per day (Bbls)		543	7,379	599
Average price per Bbl		$78.00	$73.78	$73.05
Gas:
Total gas sales (Mcf)	—	24,426	3,677,328	67,855
Average per day (Mcf)	—	268	40,410	746
Average price per Mcf		$10.04	$2.07	$4.53

(1) Information not made available by Blackbeard

For the Texas Royalty Properties, the average received price of oil increased to an average price of $78.00 per Bbl in the second quarter of 2024, compared to $73.05 per Bbl in the second quarter of 2023 due to worldwide market variables. The average price of gas (including natural gas liquids) for the Texas Royalty properties increased from $4.53 per Mcf in the second quarter of 2023 to $10.04 per Mcf in the second quarter of 2024 due to change in overall market variables.

Since the oil and gas sales attributable to the Royalties are based on an allocation formula that is dependent on such factors as price and cost (including capital expenditures), the production amounts in the Royalties section of the above table do not always provide a meaningful comparison. However, for the Texas Royalty Properties, both oil and gas sales volumes decreased from the Underlying Properties (as defined in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2023) for the applicable period in 2024 compared to 2023. Production information was not provided by Blackbeard for the Waddell Ranch properties.

Blackbeard advised the Trustee that capital expenditures for drilling, remedial and maintenance activities on the Waddell Ranch properties during the second quarter of 2024 totaled $15.6 million (gross) as compared to $29.7 million (gross) for the second quarter of 2023. The three months ended June 30, 2024, for the Waddell Ranch properties includes April and May expenditures only, since the cash received in June was not disclosed to the Trustee by the NYSE notification deadline and therefore not distributed until subsequent to the end of the quarter. Blackbeard previously informed the Trustee that the 2024 capital expenditures budget has not been finalized; however, Blackbeard provided the Trustee with a preliminary capital expenditures budget of approximately $301.4 million (gross), $106.1 million (net) for the Waddell Ranch properties. The total amount of capital expenditures for 2023 with regard to the Waddell Ranch Properties totaled $135.3 million (net).

Development information for the Waddell Ranch properties such as well completions, workovers, remedial activities, and plugging and abandonment, was not provided by Blackbeard. This information has previously been provided monthly since Argent Trust Company has become Trustee of the Trust.

Blackbeard advised the Trustee that lease operating expenses and property taxes totaled $14.7 million (gross) for the second quarter of 2024, compared to $16.2 million (gross) for the same period in 2023 on the Waddell Ranch properties. The quarter ended June 30, 2024, for the Waddell Ranch properties includes April and May expenses only, since the cash received in June was not disclosed to the Trustee by the NYSE notification deadline and therefore not distributed until subsequent to the end of the quarter.

Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023

For the six months ended June 30, 2024, royalty income received by the Trust amounted to $14,809,031 compared to royalty income of $11,280,772 for the six months ended June 30, 2023. For the Texas Royalty Properties, the average received price of oil decreased to an average of $76.53 per Bbl in the first half of 2024 from $76.61 per Bbl in the first half of 2023. The average received price of gas increased from $5.02 per Mcf in the first half of 2023 to $9.35 per Mcf for the first half of 2024. Production information was not provided by Blackbeard such that pricing of oil and gas for the Waddell Ranch properties could not be calculated. The Trustee believes that the higher royalty income reported in the six months ended June 30, 2024 compared to the same time period in 2023 may be attributable the deficit position of the Waddell Ranch properties during a portion of the first six months of 2023, whereas no deficit position existed during the first six months of 2024. The increase in royalty income was partially offset by $2,177,289 of net proceeds being delayed until distribution declared in the third quarter of 2024 due to Blackbeard's refusal to provide information regarding monthly net proceeds in time for the monthly distribution announcement.

Interest income for the six months ended June 30, 2024, was $68,153 compared to $37,071 during the six months ended June 30, 2023. The increase in interest income is primarily attributable to a substantial increase in the amounts of funds available for investment and the length of time of such investment due mainly to the fact that beginning in May 2024, funds received from Blackbeard were included in the following month's distribution calculation and held for investment for a longer period of time than was historically held. Total expenses during the six months ended June 30, 2024, amounted to $948,290 compared to $816,086 during the six months ended June 30, 2023. The increase in total expenses can be primarily attributed to increased expenses for professional services, printing costs and the timing of payment of expenses.

These transactions resulted in distributable income for the six months ended June 30, 2024 of $13,928,894, or $0.30 per Unit. For the six months ended June 30, 2023, distributable income was $10,501,757 or $0.23 per Unit.

Notwithstanding requests from the Trustee to Blackbeard, the operator of the Waddell Ranch properties, Blackbeard has refused to provide the Trustee information necessary to calculate the net proceeds as of the NYSE notification date for the monthly distributions beginning May 2024 such that royalty income for the Trust for the first half of the calendar year is associated with actual oil and gas production for November 2023 through March 2024 for the Waddell Ranch properties from which "Royalties" were carved. Royalty income for the Trust for the first half of the calendar year for the Texas Royalty properties is associated with actual oil and gas production from November 2023 through April 2024.

On July 29, 2024, Blackbeard provided the Trustee a quarterly statement showing the computation of net proceeds to the Trust for each month of the quarter ended June 30, 2024. However, no production volumes or pricing were provided, information Blackbeard has previously provided monthly since Argent Trust Company has become Trustee of the Trust. As a result, oil and gas pricing and average daily production is unable to be calculated for the Waddell Ranch properties. Oil and gas sales attributable to the Royalties and the properties from which the Royalties were carved are as follows:

	Six Months Ended June 30,
	2024		2023
	WADDELL RANCH PROPERTIES (1)	TEXAS ROYALTY PROPERTIES	WADDELL RANCH PROPERTIES	TEXAS ROYALTY PROPERTIES
Royalties
Oil sales (Bbls)	—	89,038	973,168	98,746
Gas sales (Mcf)	—	43,600	5,531,298	117,003
Properties From Which The Royalties Were Carved:	—	—
Oil:
Total oil sales (Bbls)	—	99,898	1,292,809	110,015
Average per day (Bbls)		549	7,143	608
Average price per Bbl		$76.53	$75.52	$76.61
Gas:
Total gas sales (Mcf)	—	48,879	7,369,495	130,504
Average per day (Mcf)	—	269	40,715	721
Average price per Mcf		$9.35	$2.61	$5.02

(1) Information not made available by Blackbeard

For the Texas Royalty Properties, the average received price of oil decreased to an average price of $76.53 per Bbl in the first half of 2024, compared to $76.61 per Bbl in the first half of 2023 due to worldwide market variables. The average price of gas (including natural gas liquids) for the Texas Royalty properties increased from $5.02 per Mcf in the first half of 2023 to $9.35 per Mcf in the first half of 2024 due to change in overall market variables.

Since the oil and gas sales attributable to the Royalties are based on an allocation formula that is dependent on such factors as price and cost (including capital expenditures), the production amounts in the Royalties section of the above table do not provide a meaningful comparison. However, for the Texas Royalty Properties, both oil and gas sales volumes from the properties from which the Royalties are carved have decreased for the applicable period of 2024 compared to 2023.

Capital expenditures for drilling, remedial and maintenance activities on the Waddell Ranch properties for the six months ended June 30, 2024 totaled $ 43.9 million (gross) compared to $64.9 million (gross) to the Trust for the same period in 2023. The six months ended June 30, 2024, for the Waddell Ranch properties includes January through May expenditures only, since the cash received in June was not disclosed to the Trustee by the NYSE notification deadline and therefore not distributed until subsequent to the end of the quarter. Blackbeard previously informed the Trustee that the 2024 capital expenditures budget has not been finalized; however, Blackbeard provided the Trustee with a preliminary capital expenditures budget of approximately $301.4 million (gross), $106.1 million (net) for the Waddell Ranch properties.

Development information for the Waddell Ranch properties, such as well activity, completions, workovers, remedial activities, and plugging and abandonment, was not provided by Blackbeard. This information has previously been provided on a monthly basis since Argent Trust Company has become Trustee of the Trust.

Lease operating expenses and property taxes totaled $37.5 million (gross) for the six months ended June 30, 2024, compared to $32.3 million (gross) for the same period in 2023. The six months ended June 30, 2024, for the Waddell Ranch properties includes January through May expenses and taxes, since the cash received in June was not disclosed to the Trustee by the NYSE notification deadline and therefore not distributed until subsequent to the end of the quarter.

Calculation of Royalty Income

The Trust’s royalty income is computed as a percentage of the net profit from the operation of the properties in which the Trust owns net overriding royalty interests. The royalty income received and recorded by the Trust was determined by the operator as noted below. These percentages of net profits are 75% and 95% in the case of the Waddell Ranch properties and the Texas Royalty properties, respectively. Royalty income received and available for distribution by the Trust for the three months ended June 30, 2024 and 2023, respectively, was computed as shown in the table below:

	Three Months Ended June 30,
	2024			2023
	WADDELL RANCH PROPERTIES (1)		TEXAS ROYALTY PROPERTIES	WADDELL RANCH PROPERTIES		TEXAS ROYALTY PROPERTIES
Gross proceeds of sales from the Underlying Properties
Oil proceeds	$38,486,468		$3,848,548	$49,542,609		$3,984,780
Gas proceeds	4,811,189		245,355	7,612,520		307,058
Other (adjustment)	—		—	(548,977)	(2)	—
Total	43,297,657		4,093,903	56,606,152		4,291,838
Less:
Severance tax:
Oil and gas	1,802,161	(3)	158,623	2,487,322		169,502
Gathering and Transportation Costs	4,178,629		37,642	4,990,503		37,701
Lease operating expense and property tax:
Oil and gas	14,661,781		240,000	16,214,860		240,000
Capital expenditures	15,550,243		—	29,684,445		—
Total	36,192,814		436,265	53,377,130		447,203
Net profits	7,104,843		3,657,638	3,229,022		3,844,635
Net overriding royalty interests	75%		95%	75%		95%
Royalty income	$5,328,632		3,474,756	$2,421,767		3,652,403

(1) Royalty income for the Waddell Ranch properties in 2024 includes only April and May, as the funds for June 2024 were received after the deadline to report to the NYSE for the June 2024 distribution and therefore not distributed until subsequent to the end of the quarter.

(2) Due to a NPI deficit, the Waddell Ranch properties did not contribute to Royalty income from March 2023 through April 2023

(3) Oil and gas severance taxes were not reported separately by Blackbeard.

.

Critical Accounting Policies and Estimates

A disclosure of critical accounting policies and the more significant judgments and estimates used in the preparation of the Trust’s financial statements is included in Item 7 of the Trust’s Annual Report on Form 10-K for the year ended December 31, 2023. There have been no significant changes to the critical accounting policies during the six months ended June 30, 2024.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On December 18, 2023, the Trustee filed a complaint in the United States District Court for the Northern District of Texas against Blackbeard Operating, LLC ("Blackbeard"), the operator of the Waddell Ranch properties. Pursuant to the complaint, the Trustee sought to recover more than $15 million in damages to the Trust resulting from overhead costs and other expenses the Trustee alleged were impermissibly deducted from royalty payments to the Trust. On March 5, 2024, the lawsuit against Blackbeard was voluntarily dismissed without prejudice. On May 8, 2024, the Trustee filed a petition in the District Court of Tarrant County, Texas against Blackbeard seeking to recover more than $15 million in damages to the Trust resulting from overhead costs and other expenses the Trustee alleges were impermissibly deducted from royalty payments to the Trust, including among other things, incorrect overhead charges, application of overhead charges to non-producing wells, duplicate charges for services, materials, and utilities, as well as other expenses the Trustee alleges are ineligible charges. On June 10, 2024, Blackbeard filed its original answer and counterclaim to the lawsuit. Included in Blackbeard's original answer and counterclaim are requests for declaratory judgment by the court that it may deduct certain disputed overhead charges from Trust royalty payments and that it may limit information it provides to the Trust to quarterly statements of the net proceeds computation and inspection of books and record during normal business hours. The District Court of Tarrant County has set a preliminary trial date of April 21, 2025, 8:30 a.m., Central Time.

Except as described above, there are no material pending legal proceedings to which the Trust is a party or of which any of its property is the subject.

Item 1A. Risk Factors

Changes in the information historically made available to the Trustee by Blackbeard has delayed and may continue to delay Trust distributions and may cause a significant reduction in the proved reserves the Trust is able to disclose.

Since May 2024, Blackbeard has refused to provide the Trustee information necessary to calculate the monthly net proceeds from the Waddell Ranch properties by the NYSE notification date for each monthly distribution, notwithstanding Blackbeard’s historical practice of providing such information and requests from the Trustee to Blackbeard for such information. As a result, distribution of net proceeds from the Waddell Ranch properties each month has been delayed by a month from the time such proceeds have historically been distributed to unitholders. In response to the Trust’s lawsuit against Blackbeard in the District Court of Tarrant County Texas, Blackbeard has filed a counterclaim asking the court to limit the information it provides to the Trust to quarterly statements of the net proceeds computation and inspection of books and record during normal business hours. If Blackbeard continues to limit the information provided to the Trustee, distributions to unitholders of net proceeds from the Waddell Ranch properties will likely continue to be delayed. Additionally, if Blackbeard does not provide the Trustee with a development plan for 2025 or future years, the Trust will be unable to disclose proved undeveloped reserves (“PUDs”) in its reserve report under SEC rules, which, subject to limited exceptions, permit PUDs to be disclosed only if they relate to wells scheduled to be drilled within five years after the date of disclosure. Without a development plan reflecting development of wells, the Trust will not be able to disclose PUDs from the Waddell Ranch properties, which would result in a significant reduction to the Trust’s proved reserves. As of December 31, 2023, approximately 38% of the Trust’s proved oil reserves and approximately 27% of the Trust’s proved gas reserves were PUDs.

Items 2 through 4.

Not applicable.

Item 5. Other Information

The Trust does not have any directors or officers, and as a result, no such persons adopted or terminated any Rule 10b5-1 trading arrangement or any non-Rule 10b5-1 trading arrangement, as defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

4.1

Permian Basin Amended and Restated Royalty Trust Indenture dated June 20, 2014, between Southland Royalty Company (now Burlington Resources Oil & Gas Company LP) and The First National Bank of Fort Worth (now Argent Trust Company), as Trustee, heretofore filed as Exhibit 4.1 to the Trust’s Quarterly Report on Form 10-Q to the Securities and Exchange Commission for the quarterly period ended June 30, 2014, is incorporated herein by reference. *

4.2

Amendment No. 1 to the Amended and Restated Royalty Trust Indenture of Permian Basin Royalty Trust, dated May 4, 2022, heretofore filed as Exhibit 4.1 to the Trust’s Form 8-K to the Securities and Exchange Commission filed on May 6, 2022, is incorporated herein by reference. *

4.3

Net Overriding Royalty Conveyance (Permian Basin Royalty Trust) from Southland Royalty Company (now Burlington Resources Oil & Gas Company LP) to The First National Bank of Fort Worth (now Argent Trust Company), as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit (4)(b) to the Trust’s Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980, is incorporated herein by reference. * (P)

4.4

Net Overriding Royalty Conveyance (Permian Basin Royalty Trust) from Southland Royalty Company (now Burlington Resources Oil & Gas Company LP) to The First National Bank of Fort Worth (now Argent Trust Company), as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit (4)(b) to the Trust’s Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980, is incorporated herein by reference. * (P)

31.1

Certification by Jana Egeler, Vice President of Argent Trust Company, Trustee of Permian Basin Royalty Trust, dated August 8, 2024 and submitted pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate by Argent Trust Company, Trustee of Permian Basin Royalty Trust, dated August 8, 2024 and submitted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

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

ARGENT TRUST COMPANY, TRUSTEE FOR THE PERMIAN BASIN ROYALTY TRUST

Date: August 8, 2024	By:	/s/ JANA EGELER
Jana Egeler
Vice President

(The Trust has no directors or executive Officers.)