Form 10-Q
period 2024-09-30
PERMIAN BASIN ROYALTY TRUST
filed 2024-11-12
CIK 319654

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

Number of units of beneficial interest outstanding at November 12, 2024: 46,608,796

PERMIAN BASIN ROYALTY TRUST

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The condensed financial statements included herein have been prepared by Argent Trust Company as Trustee for the Permian Basin Royalty Trust (the “Trust”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Effective December 30, 2022, Argent Trust Company (the “Trustee”) became the new trustee for the Trust. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements and notes thereto be read in conjunction with the financial statements and the notes thereto included in the Trust’s latest annual report on Form 10-K. In the opinion of the Trustee, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the assets, liabilities and trust corpus of the Trust as of September 30, 2024, and the distributable income and the changes in trust corpus for the three and nine months ended September 30, 2024 and 2023, have been included. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year. Unless specified otherwise, all amounts included herein are presented in US dollars.

The condensed financial statements as of the three and nine months ended September 30, 2024 and 2023, included herein, have been reviewed by Weaver and Tidwell, L.L.P., an independent registered public accounting firm, as stated in their report appearing herein.

Report of Independent Registered Public Accounting Firm

To the Unit Holders of Permian Basin Royalty Trust

and Argent Trust Company, Trustee

Results of Review of Condensed Interim Financial Statements

We have reviewed the accompanying condensed statements of assets, liabilities and trust corpus of Permian Basin Royalty Trust (the Trust) as of September 30, 2024 and the related condensed statements of distributable income and changes in trust corpus for the three-month and nine-month periods ended September 30, 2024 and 2023, and the related notes (collectively referred to as the “condensed interim financial statements” or “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying condensed interim financial statements for them to be in conformity with the modified cash basis of accounting, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America.

As described in Note 2 to the condensed interim financial statements, these condensed interim financial statements were prepared on a modified cash basis of accounting, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the statement of assets, liabilities, and trust corpus as of December 31, 2023, and the related statements of distributable income and changes in trust corpus for the year then ended (not presented herein); and in our report dated February 29, 2024, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed statement of assets, liabilities and trust corpus as of December 31, 2023, is fairly stated, in all material respects, in relation to the statement of assets, liabilities, and trust corpus from which it has been derived.

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

A review of condensed interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the PCAOB, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

WEAVER AND TIDWELL, L.L.P.

Houston, Texas

November 12, 2024

PERMIAN BASIN ROYALTY TRUST

CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	September 30, 2024 (Unaudited)	December 31, 2023
ASSETS
Cash and short-term investments	$3,731,395	$6,051,350
Net overriding royalty interests in producing oil and gas properties (net of accumulated amortization of $10,789,591 and $10,753,742 at September 30, 2024 and December 31, 2023, respectively)	$185,625	221,474
TOTAL ASSETS	$3,917,020	$6,272,824
LIABILITIES AND TRUST CORPUS
Distribution payable to Unit holders	$2,363,614	$4,951,350
Funds received for future distributions (Note 3 and Note 6)	$267,781	$—
Commitments and reserves for contingencies (Note 7)	1,100,000	1,100,000
Trust corpus – 46,608,796 Units of beneficial interest authorized and outstanding	185,625	221,474
TOTAL LIABILITIES AND TRUST CORPUS	$3,917,020	$6,272,824

The accompanying notes are an integral part of these condensed financial statements.

PERMIAN BASIN ROYALTY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023
Royalty income	$8,366,375	$3,317,431
Interest income	54,534	24,119
	8,420,909	3,341,550
General and administrative expenditures	(367,625)	(139,520)
Distributable income	$8,053,284	$3,202,030
Distributable income per Unit (46,608,796 Units)	$0.17	$0.07

The accompanying notes are an integral part of these condensed financial statements.

	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
Royalty income	$23,175,406	$14,598,202
Interest income	122,688	61,191
	23,298,094	14,659,393
General and administrative expenditures	(1,315,916)	(955,607)
Distributable income	$21,982,178	$13,703,786
Distributable income per Unit (46,608,796 Units)	$0.47	$0.29

The accompanying notes are an integral part of these condensed financial statements.

PERMIAN BASIN ROYALTY TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023
Trust corpus, beginning of period	$197,625	$199,433
Amortization of net overriding royalty interests	(12,000)	(40,000)
Distributable income	8,053,284	3,202,030
Distributions declared	(8,053,284)	(3,202,030)
Total Trust Corpus, end of period	$185,625	$159,433
Distributions per Unit	$0.17	$0.07

The accompanying notes are an integral part of these condensed financial statements.

	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
Trust corpus, beginning of period	$221,474	$279,433
Amortization of net overriding royalty interests	(35,849)	(120,000)
Distributable income	21,982,178	13,703,786
Distributions declared	(21,982,178)	(13,703,786)
Total Trust Corpus, end of period	$185,625	$159,433
Distributions per Unit	$0.47	$0.29

The accompanying notes are an integral part of these condensed financial statements.

PERMIAN BASIN ROYALTY TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1.
TRUST ORGANIZATION AND PROVISIONS

The Permian Basin Royalty Trust (“Trust”) was established as of November 1, 1980. Argent Trust Company, a Tennessee chartered trust company (“Argent”) is Trustee for the Trust. The net overriding royalties conveyed to the Trust include (1) a 75% net overriding royalty in Southland Royalty Company’s fee mineral interest in the Waddell Ranch in Crane County, Texas (the “Waddell Ranch properties”) and (2) a 95% net overriding royalty carved out of Southland Royalty Company’s major producing royalty properties in Texas (the “Texas Royalty properties”). The net overriding royalty for the Texas Royalty properties is subject to the provisions of the lease agreements under which such royalties were created. The net overriding royalties above are collectively referred to as the “Royalties.”

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

On November 4, 2021, Simmons Bank announced that it had entered into an agreement with Argent, pursuant to which Simmons Bank would be resigning as trustee of the Trust and would nominate Argent as successor trustee of the Trust. The effective date of Simmons Bank’s resignation and Argent’s appointment as successor trustee was December 30, 2022. The defined term “Trustee” as used herein shall refer to Bank of America N.A. for periods prior to August 29, 2014, shall refer to Southwest Bank for periods from August 29, 2014 through February 19, 2018, shall refer to Simmons Bank for periods from February 20, 2018 through December 29, 2022, and shall refer to Argent for periods on and after December 30, 2022.

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
2.
ACCOUNTING POLICIES

Basis of Accounting

The condensed financial statements of the Trust are prepared on the following basis:

•
Royalty income recorded for a month is the amount computed and paid to the Trustee on behalf of the Trust by the interest owners. Royalty income consists of the amounts received and available for distribution by the owners of the interest burdened by the Royalties from the sale of production less accrued production costs, development and drilling costs, applicable taxes, operating charges and other costs and deductions multiplied by 75% in the case of the Waddell Ranch properties and 95% in the case of the Texas Royalty properties. Royalty income for the quarter ended September 30, 2024, for the Waddell Ranch properties includes the cash received for June, July, and August, since the cash received in June was not disclosed to the Trustee by the NYSE notification deadline and therefore not distributed until subsequent to the end of the second quarter and the cash received in September was not distributed until subsequent to the end of the third quarter, consistent with the policy above. For the same reason, Royalty income for the nine months ending September 30, 2024 includes only the cash received for January through August 2024.
•
Trust expenses, consisting principally of routine general and administrative costs, recorded are based on liabilities paid and cash reserves established out of cash received or borrowed funds for liabilities and contingencies.
•
Distributions to Unit holders are recorded when declared by the Trustee.
•
Funds received for future distributions in the Condensed Statement of Assets, Liabilities and Trust Corpus reflects the proceeds from Royalties on the Waddell Ranch properties that Blackbeard wires to the Trust after the deadline to notify the NYSE of the current month distribution has passed. Funds received on September 26, 2024, in the amount of $267,781, were held for future distribution as of September 30, 2024, and subsequently included in the October 2024 distribution calculation.

The condensed financial statements of the Trust differ from financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) because revenues are not accrued in the month of production, expenses are recorded when paid and certain cash reserves may be established for contingencies which would not be accrued in financial statements prepared in accordance with GAAP. Amortization of the Royalties calculated on a unit-of-production basis is charged directly to trust corpus. This comprehensive basis of accounting other than GAAP corresponds to the accounting permitted for royalty trusts by the U.S. Securities and Exchange Commission as specified by Staff Accounting Bulletin Topic 12:E, Financial Statements of Royalty Trusts.

Use of Estimates

The preparation of financial statements in conformity with the basis of accounting described above requires management to make estimates and assumptions that affect reported amounts of certain assets, liabilities, income and expenses as of and for the reporting periods. Actual results may differ from such estimates.

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

6. FUNDS RECEIVED FOR FUTURE DISTRIBUTIONS

Funds received for future distributions in the Condensed Statement of Assets, Liabilities and Trust Corpus reflects the proceeds from Royalties on the Waddell Ranch properties that Blackbeard wires to the Trust after the deadline to notify the NYSE of the current month distribution has passed. Funds received on September 26, 2024, in the amount of $267,781 were held for future distribution as of September 30, 2024, and subsequently included in the October 2024 distribution calculation.

7.
COMMITMENTS AND CONTINGENCIES

Contingencies related to the underlying properties that are unfavorably resolved would generally be reflected by the Trust as reductions to future royalty income payments to the Trust with corresponding reductions to cash distributions to Unit holders. The Trustee maintains an expense reserve, which reserve is currently $1,100,000, that allows the Trustee to pay obligations of the Trust in the event there is not sufficient Royalty income to pay such expenses.

8. SUBSEQUENT EVENTS

Subsequent to September 30, 2024, the Trust declared a distribution on October 21, 2024, of $0.02998 per Unit payable on November 15, 2024 to unitholders of record on October 31, 2024. This distribution included funds received from Blackbeard on September 26, 2024 in the amount of $267,781, which have been presented as a liability on the Condensed Statement of Assets, Liabilities and Trust Corpus, titled "Funds received for future distributions".

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

Commodity Prices

The Trust’s income and monthly distributions are heavily influenced by commodity prices. Commodity prices may fluctuate widely in response to (i) relatively minor changes in the supply of and demand for oil and natural gas, (ii) market uncertainty and (iii) a variety of additional factors that are beyond the Trustee’s control. Recently, there has been volatility in oil and natural gas prices due in part to geopolitical conditions in Eastern Europe and the Middle East. The price of oil and gas remained soft from the first quarter through the beginning of the third quarter of 2023 due to continued lower demand resulting from higher than normal inflation and an oversupply of the commodities. In the first half of 2024, the price of oil and gas began to increase, due to tensions in the Middle East and OPEC cutting oil production; however the price began to decrease in the third quarter of 2024 due to lower demand. As of October 28, 2024, the price of oil was $67.65 per barrel. Factors that may impact future commodity prices, including the price of oil and natural gas, include but are not limited to:

•
political conditions in major oil producing regions, especially in the Middle East and Eastern Europe, including the conflicts between Russia and Ukraine, Israel and Hamas, and Israel and Iran;
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

Results of Operations

Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023

For the quarter ended September 30, 2024, royalty income received by the Trust amounted to $8,366,375 compared to royalty income of $3,317,431 during the third quarter of 2023. Due to Blackbeard refusing to provide the Trustee information necessary to calculate the net proceeds as of the NYSE notification date beginning May 2024, pricing information for the Waddell Ranch properties is for June, July, and August 2024 (reflecting the period for which proceeds were distributed to Unitholders in the third quarter of 2024). For the Waddell Ranch properties, the average realized oil and gas prices were $79.91 per barrel (Bbl) and $1.19 per thousand cubic feet (Mcf), respectively for the three months ended August 31, 2024 compared to $70.78 and $2.03 for the three months ended September 30, 2023. For the Texas Royalty properties, the average realized oil and gas prices were $79.06 per Bbl and $10.54 per Mcf, respectively for the quarter ended September 30, 2024 compared to $71.45 per Bbl and $4.18 per Mcf, respectively for the quarter ended September 30, 2023. The Trustee believes that the higher royalty income reported in the three months ended September 30, 2024 compared to the same time period in 2023 is attributable to a deficit position in the third quarter of 2023, resulting in no royalty income being received from the Waddell Ranch properties due to an excess in working interest costs during the third quarter of 2023. No deficit position existed during the third quarter of 2024, and royalty income was received from the Waddell Ranch properties during such period. The increase in royalty income was also attributable to $2,177,289 of net proceeds from June 2024 being held for distribution until the third quarter of 2024, partially offset by $267,781 of net proceeds from September 2024 being delayed until distribution declared in the fourth quarter of 2024, in each case, due to Blackbeard's refusal to provide information regarding monthly net proceeds in time for the monthly distribution announcement.

Interest income for the quarter ended September 30, 2024 was $54,534 compared to $24,119 during the third quarter of 2023. The increase in interest income is primarily attributable to increased amounts of funds available for investment and the length of time of such investment due mainly to the fact that funds received from Blackbeard during the third quarter of 2024 were included in the following month's distribution calculation and held for investment for a longer period of time than was held during the third quarter of 2023. Total expenses during the third quarter of 2024 amounted to $367,625 compared to $139,520 during the third quarter of 2023. The increase in total expenses can be primarily attributed to increased expense for professional services, and the timing of payment of expenses.

These transactions resulted in distributable income for the quarter ended September 30, 2024 of $8,053,284 or $0.17 per Unit of beneficial interest. Distributions of $0.070169, $0.051902 and $0.050711 per Unit were made to Unit holders of record as of July 31, 2024, August 30, 2024, and September 30, 2024, respectively. For the third quarter of 2023, distributable income was $3,202,030 or $0.07 per Unit of beneficial interest.

Notwithstanding requests from the Trustee to Blackbeard, the operator of the Waddell Ranch properties, Blackbeard has refused to provide the Trustee information necessary to calculate the net proceeds as of the NYSE notification date beginning May 2024 such that royalty income for the Trust for the third quarter of the calendar year is associated with actual oil and gas production for April, May, and June 2024 for the Waddell Ranch properties from which "Royalties" were carved. Royalty income for the Trust for the third quarter of the calendar year for the Texas Royalty properties is associated with actual oil and gas production from May through July 2024.

Beginning in May 2024, Blackbeard has also refused to provide production, product sales, capital expenditure, and development information for the Waddell Ranch properties from which the Trust's Royalties are carved for each distribution month, information Blackbeard has previously provided on a monthly basis since Argent Trust Company has become Trustee of the Trust. Blackbeard has opted to provide this information quarterly, approximately 30 days after the end of each fiscal quarter. On October 29, 2024, Blackbeard provided the Trustee a quarterly statement showing the production volumes and computation of net proceeds to the Trust for each month of the quarter ended September 30, 2024. Oil and gas sales attributable to the Royalties and the properties from which the Royalties were carved are as follows:

	Three Months Ended September 30,
	2024			2023
	WADDELL RANCH PROPERTIES (1)		TEXAS ROYALTY PROPERTIES(2)	WADDELL RANCH PROPERTIES(2)	TEXAS ROYALTY PROPERTIES(2)
Royalties
Oil sales (Bbls)	533,073		47,389	542,628	45,842
Gas sales (Mcf)	3,387,875		17,343	3,170,184	48,723
Properties From Which The Royalties Were Carved:
Oil:
Total oil sales (Bbls)	710,764		52,892	723,503	51,541
Average per day (Bbls)	7,726		575	7,864	560
Average price per Bbl	79.91	(3)	$79.06	$70.78	$71.45
Gas:
Total gas sales (Mcf)	4,517,167		19,360	4,226,914	54,665
Average per day (Mcf)	49,100		210	45,945	594
Average price per Mcf	1.19	(4)	$10.54	$2.03	$4.18

(1) Due to the timing of information received from Blackbeard, information reflects Royalty income received by the Trust in the months of June through August, 2024. See Note 2 to the Condensed Financial Statements.

(2) Information reflects Royalty income received in July through September of the applicable year.

(3) For the months of June and July 2024, pricing information was not provided by Blackbeard and was calculated by the Trustee by dividing oil sales for the month by oil volumes for the month.

(4) For the months of June and July 2024, pricing information was not provided by Blackbeard and was calculated by the Trustee by dividing gas and plant product sales for the month by gas and plant product volumes (converted to an Mcf equivalent) for the month. For the months June through August 2024, the average realized price for gas was $(0.35) per Mcf, while the average realized price for plant products was $3.20 per Mcf equivalent. No information was provided by Blackbeard as to the reasons why the average realized gas price was negative for such period.

Pricing and Production Discussion

Production and pricing information for the Waddell Ranch properties is shown for the months of June, July, and August, since the cash received in June was not disclosed to the Trustee by the NYSE notification deadline and therefore not distributed until subsequent to the end of the second quarter. Pricing information was not provided by Blackbeard for the months of June and July 2024 such that pricing information for oil for the period was calculated by the Trustee by dividing oil sales for the period by oil volumes for the period. The average realized price of oil increased to $79.91 per Bbl for the period June through August 2024 compared to $70.78 per Bbl for the period July through September of 2023 due to worldwide market variables. The average realized price of gas was calculated by dividing the total gas and plant product sales by the total gas and plant product volumes (converted to an Mcf equivalent) for June through August 2024 (see footnote (4) in the table above). The average realized price of gas decreased to $1.19 per Mcf for the period June through August 31, 2024 from $2.03 per Mcf for the period July through September 30, 2023. For the months June through August, 2024, the average realized price for gas was $(0.35) per Mcf, while the average realized price for plant products was $3.20. No information was provided by Blackbeard as to the reasons why the average realized gas price was negative for such period.

For the Texas Royalty properties, the average realized price of oil increased to $79.06 per Bbl in the third quarter of 2024, compared to $71.45 per Bbl in the third quarter of 2023 due to worldwide market variables. The average realized price of gas (including natural gas liquids) for the Texas Royalty properties increased from $4.18 per Mcf in the third quarter of 2023 to $10.54 per Mcf in the third quarter of 2024 in part due to change in overall market variables.

Since the oil and gas sales attributable to the Royalties are based on an allocation formula that is dependent on such factors as price and cost (including capital expenditures), the production amounts in the Royalties section of the above table do not always provide a meaningful comparison. However, for the Texas Royalty properties, oil volumes slightly increased and gas volumes decreased from the Underlying Properties (as defined in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2023) for the applicable period in 2024 compared to 2023, while for the Waddell Ranch properties, oil volumes decreased and natural gas volumes (including plant products) increased for the applicable period in 2024 compared to 2023.

Blackbeard Capital Expense Discussion

Blackbeard advised the Trustee that capital expenditures for drilling, remedial and maintenance activities on the Waddell Ranch properties during the third quarter of 2024 totaled $24.0 million (gross) as compared to $31.8 million (gross) for the third quarter of

2023. The three months ended September 30, 2024, for the Waddell Ranch properties includes June through August expenditures only, since the cash received in June and September was not disclosed to the Trustee by the NYSE notification deadline and therefore not distributed until subsequent to the end of the second and third quarters, respectively. Blackbeard has not provided updated 2024 capital expenditures budget information and has revoked its consent with respect to previously provided 2024 budget information. The total amount of capital expenditures for 2023 with regard to the Waddell Ranch Properties totaled $135.3 million (net).

Development information for the Waddell Ranch properties such as well completions, workovers, remedial activities, and plugging and abandonment, was not provided by Blackbeard. This information has previously been provided monthly since Argent Trust Company has become Trustee of the Trust until May 2024.

Blackbeard advised the Trustee that lease operating expenses and property taxes totaled $22.6 million (gross) for the third quarter of 2024, compared to $20.2 million (gross) for the same period in 2023 on the Waddell Ranch properties. The quarter ended September 30, 2024, for the Waddell Ranch properties includes June through August expenses only, since the cash received in June and September was not disclosed to the Trustee by the NYSE notification deadline and therefore not distributed until subsequent to the end of the second and third quarters, respectively.

Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023

For the nine months ended September 30, 2024, royalty income received by the Trust amounted to $23,175,406 compared to royalty income of $14,598,202 for the nine months ended September 30, 2023. Due to Blackbeard refusing to provide the Trustee information necessary to calculate the net proceeds as of the NYSE notification date beginning May 2024, pricing information for the Waddell Ranch properties is for the eight month period of January through August 2024 (reflecting the period for which proceeds were distributed to Unitholders in the first nine months of 2024). The average realized oil and gas prices for the Waddell Ranch properties were $76.62 per Bbl and $1.61 per Mcf, respectively for the eight months ended August 31, 2024 compared to $73.82 per Bbl and $2.40 per Mcf for the nine months ended September 30, 2023. For the Texas Royalty properties, the average realized oil and gas prices were $77.40 per Bbl and $9.69 per Mcf, respectively for the nine months ended September 30, 2024 compared to $74.97 per Bbl and $4.77 per Mcf, respectively for the nine months ended September 30, 2023. The Trustee believes that the higher royalty income reported in the nine months ended September 30, 2024 compared to the nine month period ended September 30, 2023 is attributable to the deficit position of the Waddell Ranch properties during a portion of the first six months of 2023 and all of the third quarter of 2023. No deficit position existed during the first eight months of 2024 and royalty income was received from the Waddell Ranch properties for the months of January through August of 2024. The increase in royalty income was partially offset by $267,781 of net proceeds from September 2024 being delayed until distribution declared in the fourth quarter of 2024 due to Blackbeard's refusal to provide information regarding monthly net proceeds in time for the monthly distribution announcement.

Interest income for the nine months ended September 30, 2024, was $122,688 compared to $61,191 during the nine months ended September 30, 2023. The increase in interest income is primarily attributable to a substantial increase in the amounts of funds available for investment and the length of time of such investment due mainly to the fact that beginning in May 2024, funds received from Blackbeard were included in the following month's distribution calculation and held for investment for a longer period of time than was held during the nine months ended September 30, 2023. Total expenses during the nine months ended September 30, 2024, amounted to $1,315,916 compared to $955,607 during the nine months ended September 30, 2023. The increase in total expenses can be primarily attributed to increased expenses for professional services, printing costs and the timing of payment of expenses.

These transactions resulted in distributable income for the nine months ended September 30, 2024 of $21,982,178, or $0.47 per Unit. For the nine months ended September 30, 2023, distributable income was $13,703,786 or $0.29 per Unit.

Notwithstanding requests from the Trustee to Blackbeard, the operator of the Waddell Ranch properties, Blackbeard has refused to provide the Trustee information necessary to calculate the net proceeds as of the NYSE notification date beginning May 2024 such that royalty income for the Trust for the first nine months of the calendar year is associated with actual oil and gas production for November 2023 through June 2024 for the Waddell Ranch properties from which "Royalties" were carved. Royalty income for the Trust for the first nine months of the calendar year for the Texas Royalty properties is associated with actual oil and gas production from November 2023 through July 2024.

Beginning in May 2024, Blackbeard has also refused to provide production, product sales, capital expenditure, and development information for the Waddell Ranch properties from which the Trust's Royalties are carved for each distribution month, information Blackbeard has previously provided on a monthly basis since Argent Trust Company has become Trustee of the Trust. Blackbeard has opted to provide this information quarterly, approximately 30 days after the end of each fiscal quarter. On October 29, 2024, Blackbeard provided the Trustee a quarterly statement showing the production volumes and computation of net proceeds to the Trust for each month of the quarter ended September 30, 2024. Oil and gas sales attributable to the Royalties and the properties from which the Royalties were carved are as follows:

	Nine Months Ended September 30,
	2024			2023
	WADDELL RANCH PROPERTIES (1)		TEXAS ROYALTY PROPERTIES(2)	WADDELL RANCH PROPERTIES(2)	TEXAS ROYALTY PROPERTIES(2)
Royalties
Oil sales (Bbls)	1,468,441		136,427	1,515,796	144,588
Gas sales (Mcf)	8,761,191		60,943	8,682,039	185,169
Properties From Which The Royalties Were Carved:
Oil:
Total oil sales (Bbls)	1,957,921		152,790	2,016,312	161,556
Average per day (Bbls)	7,172	(3)	560	7,386	592
Average realized price per Bbl	76.62		$77.40	$73.82	$74.97
Gas:
Total gas sales (Mcf)	11,681,587		68,239	11,596,407	185,169
Average per day (Mcf)	42,790		250	42,478	678
Average realized price per Mcf	1.61	(4)	$9.69	$2.40	$4.77

(1) Due to the timing of information received from Blackbeard, information reflects Royalty income received by the Trust during the eight-month period of January through August, 2024. See Note 2 to the Condensed Financial Statements.

(2) Information reflects Royalty income received in January through September of the applicable year.

(3) For the months of May through July 2024, pricing information was not provided by Blackbeard and was calculated by the Trustee by dividing oil sales for the month by oil volumes for the month.

(3) For the months of May through July 2024, pricing information was not provided by Blackbeard and was calculated by the Trustee by dividing gas and plant product sales for the month by gas and plant product volumes (converted to an Mcf equivalent) for the month.

Pricing and Production Discussion

Production and pricing information for the Waddell Ranch properties is shown for the months of January through August 2024, since the cash received in September was not disclosed to the Trustee by the NYSE notification deadline and therefore not distributed until subsequent to the end of the third quarter. Pricing information was not provided by Blackbeard for the months of June and July 2024 such that pricing information for oil for the period was calculated by dividing oil sales for the period by oil volumes for the period. The average realized price of oil increased to $76.62 per Bbl for January through August 2024 compared to $73.82 per Bbl for the nine month period ended September of 2023 due to worldwide market variables. The average realized price of gas was calculated by dividing the total gas and plant product sales by the total gas and plant product volumes (converted to an Mcf equivalent) for January through August 2024 (See footnote (4) in the table above). The average realized price of gas decreased to $1.61 per Mcf for the eight months ended August 31, 2024 from $2.40 per Mcf for the nine month period ended September 30, 2023. For the months January through August, 2024, the average realized price for gas was $0.64 per Mcf, while the average realized price for plant products was $2.96 per Mcf equivalent.

For the Texas Royalty properties, the average realized price of oil increased to $77.40 per Bbl in the nine months ended September 30, 2024, compared to $74.97 per Bbl in the same period of 2023 due to worldwide market variables. The average realized price of gas (including natural gas liquids) for the Texas Royalty properties increased from $4.77 per Mcf in the nine months ended September 30, 2023 to $9.69 per Mcf in the same period of 2024 due to change in overall market variables.

Since the oil and gas sales attributable to the Royalties are based on an allocation formula that is dependent on such factors as price and cost (including capital expenditures), the production amounts in the Royalties section of the above table do not provide a meaningful comparison. However, for the Texas Royalty properties, both oil and gas sales volumes from the properties from which the Royalties are carved have decreased for the applicable period of 2024 compared to 2023, while for the Waddell Ranch properties, oil volumes decreased and natural gas volumes (including plant products) increased for the applicable period in 2024 compared to 2023.

Blackbeard Capital Expense Discussion

Capital expenditures for drilling, remedial and maintenance activities on the Waddell Ranch properties for the nine months ended September 30, 2024 totaled $67.9 million (gross). For the nine months ended September 30, 2023, capital expenditures were 96.7 million (gross) to the Trust. The nine months ended September 30, 2024, for the Waddell Ranch properties includes January through August expenditures only, since the cash received in September was not disclosed to the Trustee by the NYSE notification deadline and therefore not distributed until subsequent to the end of the nine-month period. Blackbeard has not provided updated

2024 capital expenditures budget information and has revoked its consent with respect to previously provided 2024 budget information.

Development information for the Waddell Ranch properties, such as well activity, completions, workovers, remedial activities, and plugging and abandonment, was not provided by Blackbeard. This information has previously been provided on a monthly basis since Argent Trust Company has become Trustee of the Trust until May 2024.

Lease operating expenses and property taxes totaled $60.1 million (gross) for the nine months ended September 30, 2024, compared to $53.0 million (gross) for the same period in 2023. The nine months ended September 30, 2024, for the Waddell Ranch properties only includes January through August expenses and taxes, since the cash received in September was not disclosed to the Trustee by the NYSE notification deadline and therefore not distributed until subsequent to the end of the nine-month period.

Calculation of Royalty Income

The Trust’s royalty income is computed as a percentage of the net profit from the operation of the properties in which the Trust owns net overriding royalty interests. The royalty income received and recorded by the Trust was determined by the operator as noted below. These percentages of net profits are 75% and 95% in the case of the Waddell Ranch properties and the Texas Royalty properties, respectively. Royalty income received and available for distribution by the Trust for the three months ended September 30, 2024 and 2023, respectively, was computed as shown in the table below:

	Three Months Ended September 30,
	2024		2023
	WADDELL RANCH PROPERTIES (1)	TEXAS ROYALTY PROPERTIES	WADDELL RANCH PROPERTIES		TEXAS ROYALTY PROPERTIES
Gross proceeds of sales from the Underlying Properties
Oil proceeds	$56,795,882	$4,181,717	$51,209,934		$3,682,551
Gas proceeds	5,375,448	204,061	8,576,111		228,468
Other (adjustment)	—	—	284,301	(2)	—
Total	62,171,330	4,385,778	60,070,346		3,911,019
Less:
Severance tax:
Oil	2,588,394	169,810	2,562,014		146,285
Gas	20,816
Gathering and Transportation Costs	6,731,048	33,061	5,699,654		32,701
Lease operating expense and property tax:
Oil and gas	22,637,650	240,000	19,967,274		240,000
Capital expenditures	24,032,607	—	31,841,404		—
Total	56,010,515	442,871	60,070,346		418,986
Net profits	6,160,815	3,942,907	—		3,492,033
Net overriding royalty interests	75%	95%	75%		95%
Royalty income	$4,620,611	3,745,762	$—		3,317,431

(1) Royalty income for the Waddell Ranch properties in third quarter 2024 includes the months of July and August and the June proceeds distributed subsequent to the quarter ended June 30, 2024. Funds for September 2024 were received after the deadline to report to the NYSE for the September 2024 distribution and therefore not distributed until subsequent to the end of the third quarter.

(2) Due to an NPI deficit, the Waddell Ranch properties did not contribute to Royalty income from July 2023 through September 2023.

Critical Accounting Policies and Estimates

A disclosure of critical accounting policies and the more significant judgments and estimates used in the preparation of the Trust’s financial statements is included in Item 7 of the Trust’s Annual Report on Form 10-K for the year ended December 31, 2023. There have been no significant changes to the critical accounting policies during the nine months ended September 30, 2024.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On December 18, 2023, the Trustee filed a complaint in the United States District Court for the Northern District of Texas against Blackbeard Operating, LLC ("Blackbeard"), the operator of the Waddell Ranch properties. Pursuant to the complaint, the Trustee sought to recover more than $15 million in damages to the Trust resulting from overhead costs and other expenses the Trustee alleged were impermissibly deducted from royalty payments to the Trust. On March 5, 2024, the lawsuit against Blackbeard was voluntarily dismissed without prejudice. On May 8, 2024, the Trustee filed a petition in the District Court of Tarrant County, Texas against Blackbeard seeking to recover more than $15 million in damages to the Trust resulting from overhead costs and other expenses the Trustee alleges were impermissibly deducted from royalty payments to the Trust, including among other things, incorrect overhead charges, application of overhead charges to non-producing wells, duplicate charges for services, materials, and utilities, as well as other expenses the Trustee alleges are ineligible charges for the 2020 to 2022 period. The Trustee’s petition was amended in September 2024 to add additional claims relating to the 2023 joint venture audit and production volumes, seeking damages of more than $25 million. On June 10, 2024, Blackbeard filed its original answer and counterclaim to the lawsuit. Included in Blackbeard's original answer and counterclaim are requests for declaratory judgment by the court that it may deduct certain disputed overhead charges from Trust royalty payments and that it may limit information it provides to the Trust to quarterly statements of the net proceeds computation and inspection of books and record during normal business hours. The case is in the early fact discovery phase, and the District Court of Tarrant County has set a preliminary trial date of April 21, 2025, 8:30 a.m., Central Time.

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

Since May 2024, Blackbeard has refused to provide the Trustee information necessary to calculate the monthly net proceeds from the Waddell Ranch properties by the NYSE notification date for each monthly distribution, notwithstanding Blackbeard’s historical practice of providing such information and requests from the Trustee to Blackbeard for such information. As a result, distribution of net proceeds from the Waddell Ranch properties each month has been delayed by a month from the time such proceeds have historically been distributed to unitholders. In response to the Trust’s lawsuit against Blackbeard in the District Court of Tarrant County Texas, Blackbeard has filed a counterclaim asking the court to limit the information it provides to the Trust to quarterly statements of the net proceeds computation and inspection of books and record during normal business hours. If Blackbeard continues to limit the information provided to the Trustee, distributions to unitholders of net proceeds from the Waddell Ranch properties will likely continue to be delayed. Additionally, Blackbeard has revoked its consent for previously provided development plans. If Blackbeard does not provide the Trustee with a development plan for 2025 or future years, the Trust will be unable to disclose proved undeveloped reserves (“PUDs”) in its reserve report under SEC rules, which, subject to limited exceptions, permit PUDs to be disclosed only if they relate to wells scheduled to be drilled within five years after the date of disclosure. Without a development plan reflecting development of wells, the Trust will not be able to disclose PUDs from the Waddell Ranch properties, which would result in a significant reduction to the Trust’s proved reserves. As of December 31, 2023, approximately 38% of the Trust’s proved oil reserves and approximately 27% of the Trust’s proved gas reserves were PUDs.

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

ARGENT TRUST COMPANY, TRUSTEE FOR THE PERMIAN BASIN ROYALTY TRUST

Date: November 12, 2024	By:	/s/ JANA EGELER
Jana Egeler
Vice President

(The Trust has no directors or executive Officers.)