Form 10-K
period 2024-12-31
PERMIAN BASIN ROYALTY TRUST
filed 2025-03-14
CIK 319654

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $524,815,043.

At March 14, 2025, there were 46,608,796 Units of Beneficial Interest of the Trust outstanding.

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

The function of the Trustee is to collect the income attributable to the Royalties, to pay all expenses and charges of the Trust, and then to distribute the remaining available income to the Unit holders. The Trust is not empowered to carry on any business activity and has no employees; all administrative functions are performed by the Trustee.

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

Proceeds from production in the first month are generally received by Blackbeard in the second month, the net proceeds attributable to the Royalties are paid by Blackbeard to the Trustee in the third month and distribution by the Trustee to the Unit holders is made in the fourth month. Beginning in May 2024, proceeds from Blackbeard were received by the Trustee after the deadline to notify the New York Stock Exchange ("NYSE") of the current month distribution had passed. These funds were held for future distribution in the fourth month's distribution calculation and distributed in the fifth month. The identity of Unit holders entitled to a distribution will generally be determined as of the last business day of each calendar month (the “monthly record date”). The amount of each monthly distribution will generally be determined and announced ten days before the monthly record date. Unit holders of record as of the monthly record date will be entitled to receive the calculated monthly distribution amount for each month on or before ten business days after the monthly record date. The aggregate monthly distribution amount is the excess of (i) net revenues from the Trust properties, plus any decrease in cash reserves previously established for contingent liabilities and any other cash receipts of the Trust over (ii) the expenses and payments of liabilities of the Trust plus any net increase in cash reserves for contingent liabilities.

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

Website/SEC Filings

Our Internet address is www.pbt-permian.com. You can review, free of charge, the filings the Trust has made with respect to its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended. We shall post these reports to our Internet address as soon as reasonably practicable after we electronically file them with, or furnish them to, the U.S. Securities and Exchange Commission ("SEC").

Widely Held Fixed Investment Trust Reporting Information

Some Trust Units are held by middlemen, as such term is broadly defined in U.S. Treasury Regulations (and includes custodians, nominees, certain joint owners, and brokers holding an interest for a customer in street name, collectively referred to herein as “middlemen”). Therefore, the Trustee considers the Trust to be a non-mortgage widely held fixed investment trust (“WHFIT”) for U.S. federal income tax purposes. Argent Trust Company, EIN: 62-1437218, 3838 Oak Lawn Ave, Suite 1720, Dallas, Texas 75219, telephone number (855) 588-7839, email address trustee@pbt-permian.com, is the representative of the Trust that will provide tax information in accordance with applicable U.S. Treasury Regulations governing the information reporting requirements of the Trust as a WHFIT. Tax information is also posted by the Trustee at www.pbt-permian.com. Notwithstanding the foregoing, the middlemen holding Trust Units on behalf of Unit holders, and not the Trustee of the Trust, are solely responsible for complying with the information reporting requirements under the U.S. Treasury Regulations with respect to such Trust Units, including the issuance of Internal Revenue Service "IRS" Forms 1099 and certain written tax statements. Unit holders whose Trust Units are held by middlemen should consult with such middlemen regarding the information that will be reported to them by the middlemen with respect to the Trust Units.

Item 1A. Risk Factors

Crude oil and natural gas prices are volatile and fluctuate in response to a number of factors; Lower prices could reduce the net proceeds payable to the Trust and Trust distributions.

The Trust’s income and monthly distributions are heavily influenced by commodity prices. Commodity prices may fluctuate widely in response to (i) relatively minor changes in the supply of and demand for oil and natural gas, (ii) market uncertainty and (iii) a variety of additional factors that are beyond the Trustee’s control. As of February 24, 2025, the price of oil was $71.06 per barrel and the price of natural gas was $3.86 per Mcf. Factors that may impact future commodity prices, including the price of oil and natural gas, include but are not limited to:

•
political conditions in major oil producing regions, including the conflicts in Eastern Europe and the Middle East;
•
worldwide economic and geopolitical conditions;
•
weather conditions;
•
trade barriers and tariffs;
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

Production and development costs attributable to the Royalties are deducted in the calculation of the Trust’s share of net proceeds. Accordingly, higher or lower production and development costs will directly decrease or increase the amount received by the Trust from the Royalties. Production and development costs are impacted by increases in commodity prices, both directly, through commodity price dependent costs, such as electricity, and indirectly, as a result of demand driven increases in costs of oilfield goods and services. For example, the costs of electricity that will be included in production and development costs deducted in calculating the Trust’s share of 2025 net proceeds could increase compared to the electrical costs incurred during 2024 if higher fuel surcharges are charged by the third party electricity provider in response to any increased costs of natural gas consumed to generate the electricity. These increased costs could reduce the Trust’s share of 2025 net proceeds below the level that would exist if such costs remained at the level experienced in 2024. Similarly, new or changes to existing laws or regulations with which the Underlying Properties must comply, including environmental regulations or regulation of injection and disposal wells in connection with concerns regarding seismic activity, could result in increased production or development costs. If production and development costs attributable to the Royalties exceed the gross proceeds related to production from the Underlying Properties, the Trust will not receive net proceeds until future proceeds from production exceed the total of the excess costs plus accrued interest during the deficit period. Development activities may not generate sufficient additional proceeds to repay the costs.

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

The Trustee has requested information regarding future development and capital expenditures from Blackbeard for fiscal year 2025 but Blackbeard has refused to provide any forward looking information despite having provided this information in previous years. In contrast to previous years, the reserve estimates as of December 31, 2024 exclude all proved undeveloped reserves ("PUDs") as a result of Blackbeard's refusal to provide such information. SEC rules, subject to limited exceptions, permit PUDs to be disclosed only if they related to wells scheduled to be drilled within five years after the date of disclosure. Without a development plan reflecting development of wells, the Trust cannot disclose PUDs from the Waddell Ranch properties. In 2023, the proved undeveloped reserves constituted 48.3% of the total proved reserves for the Waddell Ranch properties and 38% of the total proved reserves for the Trust.

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

The net proceeds payable to the Trust are derived from the sale of depleting assets. The reduction in proved reserve quantities is a common measure of depletion. Future maintenance and development projects on the Underlying Properties will affect the quantity of proved reserves and can offset the reduction in proved reserves. The timing and size of these projects will depend on the market prices of crude oil and natural gas. If the operators developing the Underlying Properties do not implement additional maintenance and development projects, the future rate of production decline of proved reserves may be higher than the rate currently expected by the Trust. Blackbeard has refused to provide its future development plans of the Underlying Properties to the Trustee.

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

As of December 31, 2023, oil and gas production from the Waddell Ranch properties was processed through two facilities. Blackbeard has refused to verify if this information is still accurate as of December 31, 2024. Should this number still be accurate, the limited number of gas processing facilities for the Waddell Ranch properties may impact future distributions from those properties as they may be particularly susceptible to such operational risks and hazards. A partial or complete shut down of operations at that facility could disrupt the flow of royalty payments to the Trust and, accordingly, the Trust’s distributions to its Unit holders. In addition, although Blackbeard is the current operator of record of the properties burdened by the Waddell Ranch overriding royalty interests, none of the Trustee, the Unit holders or Blackbeard, as the current operator, has an operating interest in the properties burdened by the Texas Royalty properties’ (as defined herein) overriding royalty interests. As a result, these parties are not in a position to eliminate or mitigate the above or similar occurrences with respect to such properties and may not become aware of such occurrences prior to any reduction in Trust distributions which may result therefrom.

Increased concerns about climate change and environmental sustainability could have an impact on development of the Underlying Properties.

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

Finally, it should be noted that, recently, concerns about the potential effects of climate change have resulted in certain financial institutions, funds and other sources of capital restricting or eliminating their investment in oil and natural gas activities. These concerns have also led to the oil and gas industry facing growing demand for corporate transparency and a demonstrated commitment to sustainability goals. Furthermore, in March 2024 the U.S. Securities and Exchange Commission (“SEC”) adopted rule amendments that would require public companies to disclose certain climate-related information in their public filings. The new rules also required certain disclosure requirements related to severe weather events and other natural conditions in a company's audited financial statements. However, the SEC stayed implementation of the rules until legal challenges to the rules could be resolved, and following installation of the second Trump presidential administration, is reassessing its position in the litigation. Environmental, social, and governance (“ESG”) goals and programs, which typically include extralegal targets related to environmental stewardship, social responsibility, and corporate governance, have also become an increasing focus of investors and shareholders across the industry. While reporting on ESG metrics remains voluntary, access to capital and investors is likely to favor companies with robust ESG programs in place. Ultimately, these initiatives could make it more difficult for companies, including the companies that operate the Underlying Properties, to secure funding for exploration and production activities.

The International Energy Agency (“IEA”) estimates in its World Energy Outlook 2024 that growth in global energy demand is expected to slow due to efficiency improvements, electrification, and quick expansion of renewables. In addition, the IEA predicts that oil and natural gas, along with coal, are each expected to reach their high point in global energy supply before 2030, with their combined percentage of global energy supply expected to drop below eighty percent (80%) before that time. In addition, the growth in demand for fossil fuels could be tempered and decrease further if the growth of China’s economy slows and investment in clean and efficient energy by it, as well as other high-energy-demand growth areas, such as India, Southeast Asia, and Africa, continues.

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

The Trustee must sell the Royalties if the holders of 75% or more of the Units approve the sale or vote to terminate the Trust. The Trustee must also sell the Royalties if they fail to generate net revenue for the Trust of at least $1,000,000 per year over any consecutive two-year period. Sale of all of the Royalties will terminate the Trust. The net proceeds of any sale will be distributed to the Unit holders. The sale of the remaining Royalties and the termination of the Trust will be taxable events to the Unit holders. Generally, Unit holders will realize gain or loss equal to the difference between the amount realized on the sale and termination of the Trust and their adjusted basis in such Units. Gain or loss realized by a Unit holder who is not a dealer with respect to such Units and who has a holding period for the Units of more than one year will be treated as long-term capital gain or loss except to the extent of any depletion recapture amount, which must be treated as ordinary income. Other federal and state tax issues concerning the Trust are discussed under Note 5 and Note 8 to the Trust’s financial statements, which are included herein. Each Unit holder should consult his, her or its own tax advisor regarding Trust tax compliance matters, including federal and state tax implications concerning the sale of the Royalties and the termination of the Trust.

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

The financial statements of the Trust are prepared on a modified cash basis of accounting, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States (“GAAP”). Although this basis of accounting is permitted for royalty trusts by the SEC, the financial statements of the Trust differ from GAAP financial statements mainly because revenues are not accrued in the month of production and cash reserves may be established for specified contingencies and deducted which could not be recorded in GAAP financial statements. Further, Trust expenses are recorded when paid and not in the month they were incurred.

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

Item 1B. Unresolved Staff Comments

The Trust has not received any written comments from the SEC staff regarding its periodic or current reports under the Act not less than 180 days before December 31, 2024, which comments remain unresolved.

Item 1C. Cybersecurity.

The Trust does not have a board of directors; therefore, the Trustee is responsible for oversight of the Trust’s risks from cybersecurity threats. The Trustee has dedicated personnel responsible for assessing and managing the Trust’s cyber risk management program, informing senior management of the Trustee regarding the prevention, detection, mitigation, and remediation of cybersecurity incidents and supervising such efforts. The Trustee’s information technology team has decades of experience selecting, deploying, and operating cybersecurity technologies, initiatives, and processes, and relies on threat intelligence as well as other information obtained from governmental, public or private sources, including external consultants engaged by the Trustee to monitor the prevention, detection, mitigation, and remediation of cybersecurity incidents. External partners are a key part of the Trustee’s cybersecurity protocols and policies. The Trustee works with leading firms in the cybersecurity industry, leveraging their technology and expertise to monitor and maintain the performance and effectiveness of products and services that are used by the Trustee.

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

The Trust faces risks from cybersecurity threats that could have a material adverse effect on its business, financial condition, results of operations, cash flows or reputation. The Trustee has experienced, and will continue to experience, cyber incidents in the normal course of its business. However, prior cybersecurity incidents have not had a material adverse effect on the Trust’s business, financial condition, results of operations, or cash flows. See Item 1A “Risk Factors – Business and Operational Risks – The Trustee may be subject to attempted cybersecurity disruptions from a variety of sources including state-sponsored actors.”

Item 2. Properties

The Royalties include: (1) a 75% net overriding royalty carved out of Southland Royalty’s fee mineral interests in the Waddell Ranch in Crane County, Texas (the “Waddell Ranch properties”); and (2) a 95% net overriding royalty carved out of Southland Royalty’s major producing royalty interests in Texas (the “Texas Royalty properties”). The interests out of which the Trust’s net overriding royalty interests were carved were in all cases less than 100%. The Trust’s net overriding royalty interests represent burdens against the properties in favor of the Trust without regard to ownership of the properties from which the overriding royalty interests were carved. The net overriding royalty for the Texas Royalty properties is subject to the provisions of the lease agreements under which such royalties were created. References below to “net” wells and acres are to the interests of the owner of the Underlying Properties (from which the Royalties were carved) in the “gross” wells and acres.

The following information under this Item 2 is based upon data and information, including computation statements, furnished to the Trustee by Blackbeard, the owner of the Waddell Ranch properties, and Riverhill Energy, the owner of the Texas Royalty properties.

PRODUCING ACREAGE, WELLS AND DRILLING

Waddell Ranch Properties. The net profits/overriding royalty interest in the Waddell Ranch properties is the largest asset of the Trust. The mineral interests in the Waddell Ranch, from which such net royalty interests are carved, vary from 37.5% (Trust net interest) to 50% (Trust net interest) in 78,715 gross (34,205 net) producing acres as of December 31, 2023, the most recent date for which the Trustee has information. A majority of the proved reserves are attributable to two fields, the Sand Hills and Waddell. There are 12 producing zones in these fields, and horizontal wells have been drilled in 10 of these zones over the past four years.

As previously reported as of December 31, 2023, the Waddell Ranch properties contained 1,067 gross (499 net) productive oil wells and 108 gross (51 net) productive gas wells. Blackbeard has refused to provide the number of gross and net productive oil wells and gas wells for Waddell Ranch as of December 31, 2024.

Proved reserves and estimated future net revenues attributable to the properties are included in the reserve reports summarized below. The owner of the Underlying Properties for Waddell Ranch does not own the full working interest in any of the tracts constituting the Waddell Ranch properties and, therefore, implementation of any development programs will require approvals of other working interest holders as well as the owner of the Underlying Properties. In addition, implementation of any development programs will be dependent upon certain factors including, but not limited to, oil and gas prices currently being received and anticipated to be received in the future, along with the development plans of the operators and owners of the Underlying Properties.

Development information for the Waddell Ranch properties such as well completions, workovers, remedial activities, and plugging and abandonment, was not provided by Blackbeard. This information has previously been provided monthly since Argent Trust Company has become Trustee of the Trust until May 2024.

Based on the quarterly reports provided by Blackbeard, the total amount of capital expenditures reported for the months of January through November of 2024 with regard to the Waddell Ranch properties totaled $109 million (gross). Blackbeard has advised the Trustee that it will not be providing a summary of capital expenditures associated with its 2024 development plan. Capital expenditures do not include the cost of remedial and maintenance activities. The amount spent on remedial and maintenance activities was approximately $17 million for the 11 months included in the 2024 quarterly reports.

Blackbeard has advised the Trustee that they will not be providing a capital expenditures budget for 2025 to the trust, information that has previously been provided on an annual basis.

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

Texas Royalty Properties. The Texas Royalty properties consist of royalty interests in mature producing oil fields, such as Yates, Wasson, Sand Hills, East Texas, Kelly-Snyder, Panhandle Regular, N. Cowden, Todd, Keystone, Kermit, McElroy, Howard-Glasscock, Seminole and others located in 33 counties across Texas. The Texas Royalty properties consist of approximately 125 separate royalty interests containing approximately 303,000 gross (approximately 51,000 net) producing acres. Approximately 35% of the future net revenues discounted at 10% attributable to Texas Royalty properties are located in the Wasson and Yates fields. Detailed information concerning the number of wells on royalty properties is not generally available to the owners of royalty interests. Consequently, an accurate count of the number of wells located on the Texas Royalty properties cannot readily be obtained.

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

Well Count and Acreage Summary. Information regarding the gross and net producing oil and gas wells and acres for the Blackbeard interests on the Waddell Ranch and Riverhill Energy's interest in the Texas Royalty properties as of December 31, 2024 is not available.

OIL AND GAS PRODUCTION

The Trust recognizes production during the month in which the related distribution is received. Notwithstanding requests from the Trustee to Blackbeard, they have refused to provide the Trustee information necessary to calculate the net proceeds as of the NYSE notification date for the monthly distribution beginning in May 2024, such that oil and gas production for the calendar year 2024, is associated with actual production for 11 months from November 2023 through September 2024. Production for the Texas Royalty Properties is for the full 12 months from November 2023 through October 2024. Production of oil and gas attributable to the Royalties and the Underlying Properties, the related average sales prices and the average production cost per unit of production attributable to the Underlying Properties for the three years ended December 31, 2024, excluding portions attributable to the adjustments discussed above, were as follows:

	Waddell Ranch Properties			Texas Royalty Properties			Total
	2024	2023	2022	2024	2023	2022	2024	2023	2022
Royalties:
Production
Oil (barrels)	2,030,905	2,086,029	1,554,038	183,208	191,278	206,433	2,214,113	2,277,307	1,760,471
Gas (Mcf)	12,120,840	11,949,062	9,346,780	80,152	225,634	114,307	12,200,992	12,174,696	9,461,087
Underlying Properties:
Production
Oil (barrels)	2,707,874	2,781,372	2,072,051	205,201	213,525	225,514	2,994,897	2,994,897	2,297,565
Gas (Mcf)	16,161,120	15,932,082	12,462,373	89,765	251,846	124,670	16,183,928	16,183,928	12,587,044
Average Sales Price
Oil/barrel	$76.00	$76.71	$94.38	$76.66	$76.91	$91.64	$76.72	$76.72	$94.11
Gas/Mcf	$1.40	$2.37	$5.48	$9.94	$4.60	$10.89	$2.40	$2.40	$5.54
Average Production Cost Oil/Gas BOE	$21.39	$20.59	$17.58	$7.90	$6.95	$6.81	$19.98	$19.98	$16.82

Since the oil and gas sales attributable to the Royalties are based on an allocation formula that is dependent on such factors as price and cost (including capital expenditures), production amounts do not necessarily provide a meaningful comparison.

Waddell Ranch properties lease operating expense increased from $80 million (gross) in 2023 to $82 million (gross) for 2024. Lease operating expenses for 2022 were $44 million. A reason for the increase was not provided by Blackbeard. Waddell Ranch lifting cost on a barrel of oil equivalent (BOE) basis in 2024 was $21.39 per barrel ("bbl") as compared to $20.59 per bbl in 2023 and $17.58 in 2022.

PRICING INFORMATION

Reference is made to the caption entitled “Regulation” for information as to federal regulation of prices of natural gas. The following paragraphs provide information regarding sales of oil and gas from the Waddell Ranch properties. As a royalty owner, Riverhill Energy is not furnished detailed information regarding sales of oil and gas from the Texas Royalty properties.

Oil. The Trustee has previously been advised by the operator that the majority of oil from the Waddell Ranch was pipeline connected and sold under long term crude purchase agreements. Blackbeard did not confirm whether this continues to be the case as of December 31, 2024.

Gas. The trustee has previously been advised by the operator that the majority of gas produced from Waddell Ranch properties was processed through Targa Resources Corporation Midway processing plant. Both residue gas and plant products were purchased by Targa who receives fees (gathering, compression, treating, processing) and a percentage of the gas and liquids as compensation. Blackbeard did not confirm whether this continues to be the case as of December 31, 2024.

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

The Trustee has requested information regarding future development and capital expenditures from Blackbeard for 2025 but Blackbeard has refused to provide any forward looking information despite having provided this information in previous years. As a result, in contrast to prior years, the reserve estimates as of December 31, 2024 exclude all proved undeveloped reserves due to lack of a development plan reflecting wells to be drilled. In 2023, the proved undeveloped reserves constituted 48.3% of the total proved reserves for the Waddell Ranch properties and 38% of the total proved reserves for the Trust.

The process of estimating oil and gas reserves is complex and requires significant judgment. As a result, the Trustee has developed internal policies and controls for estimating reserves. As described above, the Trust does not have information that would be available to a company with oil and gas operations because detailed information is not generally available to owners of royalty interests. The Trustee gathers production information (which information is net to the Trust’s interests in the Underlying Properties) and provides such information to Cawley, Gillespie & Associates, Inc. ("CG&A"), who extrapolates from such information estimates of the reserves attributable to the Underlying Properties based on its expertise in the oil and gas fields where the Underlying Properties are situated, as well as publicly available information. The Trust’s policies regarding reserve estimates require proved reserves to be in compliance with the SEC definitions and guidance.

The independent petroleum engineers’ reports as to the proved oil and gas reserves attributable to the Royalties conveyed to the Trust were prepared by CG&A, whose firm registration number is F-693, was founded in 1961 and is nationally recognized in the evaluation of oil and natural gas properties. The technical person at CG&A primarily responsible for overseeing the reserves estimates with respect to the Trust is Zane Meekins. Mr. Meekins has been a practicing petroleum engineering consultant since 1989 with over 37 years of practice experience in petroleum engineering, and is a registered professional engineer in the State of Texas (License No. 71055). Mr. Meekins graduated from Texas A&M University in 1987, Summa Cum Laude, with a B.S. degree in Petroleum Engineering. Both CG&A and Mr. Meekins have indicated that they meet or exceed all requirements set forth in Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers.

Cawley, Gillespie & Associates, Inc.’s reports are attached as exhibits to this Form 10-K. The following table presents a reconciliation of proved reserve quantities from January 1, 2021 through December 31, 2024 (in thousands):

	Waddell Ranch Properties		Texas Royalty Properties		Total
	Oil (Bbls)	Gas (Mcf)	Oil (Bbls)	Gas (Mcf)	Oil (Bbls)	Gas (Mcf)	BOE
January 1, 2022	3,986	9,780	2,637	1,485	6,623	11,264	8,500
Extensions, discoveries, and other additions	3,714	5,206	—	—	3,714	5,206	4,582
Revisions of previous estimates	2,747	18,778	229	(50)	2,976	18,728	6,097
Production	(1,554)	(9,347)	(206)	(114)	(1,760)	(9,461)	(3,337)
December 31, 2022	8,893	24,417	2,660	1,321	11,553	25,737	15,842
Extensions, discoveries, and other additions	4,504	8,064	—	—	4,504	8,064	5,848
Revisions of previous estimates	(2,137)	5,084	20	2,052	(2,118)	7,137	(929)
Production	(2,086)	(11,949)	(191)	(226)	(2,277)	(12,175)	(4,306)
December 31, 2023	9,174	25,616	2,489	3,147	11,662	28,763	16,456
Extensions, discoveries, and other additions	—	—	—	—	—	—	—
Revisions of previous estimates	(1,236)	8,506	154	(1,852)	(1,080)	6,655	29
Production	(2,031)	(12,121)	(183)	(80)	(2,214)	(12,201)	(4,248)
December 31, 2024	5,907	22,001	2,460	1,215	8,368	23,217	12,237

Estimated quantities of proved reserves and net cash flow as of December 31, 2024 are as follows:

	Waddell Ranch Properties
	Oil (Mstb)	Gas (Mcf)	BOE	Net Cash Flow, M$	10% Disc. Cash Flow, M$
Proved Developed Producing	5,907	22,001	9,574	$460,094	$292,782
Proved Developed	5,907	22,001	9,574	$460,094	$292,782
Total Proved	5,907	22,001	9,574	$460,094	$292,782

	Texas Royalty Properties
	Oil (Mstb)	Gas (Mcf)	BOE	Net Cash Flow, M$	10% Disc. Cash Flow, M$
Proved Developed Producing	2,460	1,215	2,663	$183,558	$78,584
Proved Developed	2,460	1,215	2,663	$183,558	$78,584
Total Proved	2,460	1,215	2,663	$183,558	$78,584

	Total Waddell Ranch Plus Texas Royalty Properties
	Oil (Mstb)	Gas (Mcf)	BOE	Net Cash Flow, M$	10% Disc. Cash Flow, M$
Proved Developed Producing	8,368	23,217	12,237	$643,652	$371,366
Proved Developed	8,368	23,217	12,237	$643,652	$371,366
Total Proved	8,368	23,217	12,237	$643,652	$371,366

Estimated quantities of proved developed reserves of oil and gas as of the dates indicated were as follows (in thousands):

Proved Developed Reserves:	Oil (Barrels)	Gas (Mcf)	BOE
January 1, 2022	6,623	11,264	8,500
December 31, 2022	11,553	25,737	15,843
December 31, 2023	11,662	28,763	16,456
December 31, 2024	8,368	23,217	12,237

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

The 2024, 2023 and 2022 change in the standardized measure of discounted future net cash revenues related to future royalty income from proved reserves attributable to the Royalties discounted at 10% is as follows (in thousands):

	Waddell Ranch Properties			Texas Royalty Properties			Total
	2024	2023	2022	2024	2023	2022	2024	2023	2022
January 1	$426,341	$579,453	$188,329	$82,208	$107,013	$71,528	$508,548	$686,467	$259,857
Extensions, discoveries, and other additions	—	185,611	201,239	—	—	—	—	185,611	201,239
Accretion of discount	42,634	57,945	18,883	8,221	10,701	7,153	50,855	68,646	25,896
Revisions of previous estimates and other	(163,370)	(382,673)	206,091	2,295	(20,490)	47,662	(161,074)	(403,165)	253,894
Royalty income	(12,823)	(13,995)	(35,089)	(14,140)	(15,016)	(19,329)	(26,963)	(29,011)	(54,418)
December 31	$292,782	$426,341	$579,453	$78,584	$82,208	$107,014	$371,366	$508,548	$686,468

Average oil and gas prices of $75.48 per barrel and $2.13 per Mcf, respectively, were used to determine the estimated future net revenues from the Waddell Ranch properties and the Texas Royalty properties at December 31, 2024. The downward revisions of both reserves and discounted future net cash flows for the Waddell Ranch properties are primarily due to exclusion of proved undeveloped reserves (as a result of Blackbeard's refusal to provide a development plan) and weaker pricing for oil and gas. The Texas Royalty properties are revised downward due to a significant reduction in gas sales from the Denver unit and weaker pricing for gas.

Average oil and gas prices of $78.22 per barrel and $2.64 per Mcf, respectively, were used to determine the estimated future net revenues from the Waddell Ranch properties and the Texas Royalty properties at December 31, 2023. The downward revisions of both reserves and discounted future net cash flows for the Waddell Ranch properties are primarily due to weaker pricing for oil and gas. The Texas Royalty properties are revised downward due to weaker pricing for oil.

Average oil and gas prices of $93.67 per barrel and $6.36 per Mcf, respectively, were used to determine the estimated future net revenues from the Waddell Ranch properties and the Texas Royalty properties, respectively, at December 31, 2022. The upward revisions of both reserves and discounted future net cash flows for the Waddell Ranch properties are primarily due to stronger pricing for oil and gas. The Texas Royalty properties are revised upward due to stronger pricing for oil.

The following presents estimated future net revenue and the present value of estimated future net revenue attributable to the Royalties, for each of the years ended December 31, 2024, 2023 and 2022 (in thousands):

	2024		2023		2022
	Estimated Future Net Revenue	Present Value at 10%	Estimated Future Net Revenue	Present Value at 10%	Estimated Future Net Revenue	Present Value at 10%
Total Proved
Waddell Ranch properties	$460,094	$292,782	$707,043	$426,341	$955,195	$579,454
Texas Royalty properties	183,558	78,584	190,372	82,208	250,033	107,014
Total	$643,652	$371,366	$897,415	$508,549	$1,205,228	$686,468

Reserve quantities and revenues shown in the preceding tables for the Royalties were estimated from projections of reserves and revenue attributable to the combined Blackbeard, Riverhill Energy and Trust interests in the Waddell Ranch properties and Texas Royalty properties. Reserve quantities attributable to the Royalties were estimated by allocating to the Royalties a portion of the total estimated net reserve quantities of the interests, based upon gross revenue less production taxes. Because the reserve quantities attributable to the Royalties are estimated using an allocation of the reserves, any changes in prices or costs will result in changes in the estimated reserve quantities allocated to the Royalties. Therefore, the reserve quantities estimated will vary if different future price and cost assumptions occur.

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

Environmental Regulation

Companies in the oil and gas industry are subject to stringent and complex federal, tribal, state and local laws and regulations governing the health and safety aspects of oil and gas operations, the management and discharge of materials into the environment, or otherwise relating to environmental protection. Those laws and regulations may impose numerous obligations that are applicable to the operations of the Underlying Properties, including the acquisition of a permit before conducting drilling, production or underground injection activities; the restriction on the types, quantities and concentrations of materials that can be emitted or released into the environment; the limitation or prohibition of drilling or other construction or operational activities on certain lands lying within wilderness, wetlands, endangered or threatened species habitat, and other sensitive environments or protected areas; the installation of emission monitoring and/or pollution control equipment; the reporting of the types and quantities of various substances that are generated, stored, processed, released, or disposed of in connection with operation of the Underlying Properties; the remediation of pollution from current or former operations, such as cleanup of releases, pit closure, removal of surface equipment and plugging of abandoned wells; the sourcing and disposal of water used in the drilling, fracturing and completion processes; the planning and preparedness for spill and emergency response activities; the application of specific health and safety criteria addressing worker protection; and the imposition of substantial liabilities for pollution resulting from operations including waste generation, air emissions, water discharges and current and historical waste disposal practices. Failure to comply with these laws and regulations may result in the adverse modification, suspension or revocation of necessary permits, licenses and authorizations; the requirement that additional pollution controls be installed; the assessment of administrative, civil or criminal fines or penalties; the imposition of investigatory, ongoing monitoring, or remedial obligations; and the issuance of injunctions limiting or preventing some or all of the operations. Under certain environmental laws and regulations, the operators of the Underlying Properties could also be subject to joint and several, strict liability for the removal or remediation of previously released materials or property contamination, in either case, whether at a drilling or other operations site or a waste disposal facility, regardless of whether the operators were responsible for the release or contamination or if the operations were in compliance with all applicable laws at the time those actions were taken.

In addition, climate change is the subject of an important public policy debate and the basis for new legislation proposed by the United States Congress and certain states.The United States, depending on which President has been in office, has participated (during the Biden administration) or not (during the two Trump administrations) in the Paris Climate Accord, a voluntary international agreement with the goal of limiting global climate change to not more than 2 degrees Celsius (or less); preparing, maintaining and publishing national greenhouse gas (“GHG”) reduction targets; and announcing a plan to achieve net-zero emissions from overall federal operations by 2050. The Biden administration had also set ambitious domestic targets for curbing climate change, such as making the U.S. power sector carbon-neutral by 2035. While changes in U.S. presidential administrations could increase or lessen the relative impacts of climate policies and regulations on the oil and natural gas industry, the adoption and implementation of any international, federal, or state GHG-emission reduction commitments, legislation, or regulations or other restrictions or imposition of taxes, fees, or limits on emissions of GHGs could result in increased development, operation, and compliance costs, additional operating restrictions on the Underlying Properties, and additional regulatory burdens, and thus decrease revenue to the Trust.

In response to the April 2007 U.S. Supreme Court decision in Massachusetts vs. EPA finding that greenhouse gases (“GHGs”) are air pollutants under the Clean Air Act (“CAA”), the United States Environmental Protection Agency (the “EPA”) issued an “Endangerment Finding” under Section 202(a) of the CAA, concluding that GHG pollution threatens the public health and welfare of future generations. Thereafter, EPA promulgated GHG monitoring and reporting regulations that, since 2011, have required annual reporting of carbon dioxide, methane and nitrous oxide emissions from certain sources in the oil and natural gas industry sector, including in the onshore oil and natural gas production segment. The EPA indicated that it will use data collected through the reporting rules to decide whether to promulgate future GHG emission limits. More recently, in August 2022, Congress passed the Inflation Reduction Act, which includes requirements to impose fees beginning in 2025 on 2024 calendar year methane emissions from oil and gas operations that are required to report their GHG emissions under the EPA’s GHG Reporting Rule. EPA’s final rule to implement the fee requirements, “Waste Emissions Charge for Petroleum and Natural Gas Systems” was published on November 18, 2024, and took effect on January 17, 2025. Although the Trump presidential administration may make efforts to rollback or revise these rules in connection with its focus on promotion of the oil and natural gas production, the rules are currently in effect, and oil and gas operators subject to the rule must pay fees on 2024 methane emissions by September 2, 2025, and by August 31 for subsequent years. Compliance with these rules requires enhanced record-keeping practices and, thus, may increase operating costs associated with the Underlying Properties and may decrease net revenue to the Trust.

In addition, on May 9, 2024, pursuant to its authority under Section 111 of the CAA to set emission standards for new and existing power plants based on the “best system of emission reduction,” EPA finalized new source performance standards for GHG emissions from fossil fuel-fired stationary combustion turbine electricity generating units and from certain fossil-fuel fired steam generating units Among other requirements, the rule, effective July 8, 2024, revised CAA New Source Performance Standards (“NSPS”) for new or substantially modified natural gas-fired power plants based on the use of more efficient fuels, simple cycle operation, and the implementation of carbon capture and sequestration/storage technology. The rule also revises the NSPS for GHG emissions from fossil fuel–fired steam generating units that undertake major modifications. Adoption of rules that either place additional limits on GHG emissions from fossil fuel-fired electricity or steam generating units or otherwise incentivize non-fossil fuel generated sources of energy could reduce demand for oil and gas generally, including oil and gas produced from the Royalty Properties and could increase the cost of operations of the Underlying Properties, which could result in a loss of reserves or revenues to the Trust.

Pursuant to the CAA and state laws concerning the permitting of air emissions, certain new and modified sources of air emissions are subject to air permitting authorizations for construction and operation, and sources of air emissions at the Underlying Properties are no exception to these requirements. In addition to air permitting requirements, certain sources of emissions involved in oil and gas operations are subject to source-specific emission standards pursuant to CAA New Source Performance Standards (“NSPS”) and National Emissions Standards for Hazardous Air Pollutants (“NESHAPS”). For example, on August 16, 2012, the EPA issued a final rule, known as NSPS Subpart OOOO, that established new source performance standards for volatile organic compounds (“VOCs”) and sulfur dioxide, an air toxics standard for major sources of oil and natural gas production, and an air toxics standard for major sources of natural gas transmission and storage. The rule applied to certain oil and natural gas sources that were constructed, modified, or reconstructed after August 23, 2011, and required that all hydraulically fractured or refractured natural gas wells be completed using reduced emission (“green”) completion technology, which significantly reduces VOC emissions. Limiting emissions of VOCs also has the co-benefit of limiting methane, a GHG. In addition, these regulations also include requirements applicable to storage tanks and other equipment in the affected oil and natural gas industry segments. On June 3, 2016, EPA promulgated NSPS Subpart OOOOa, establishing additional standards for the reduction of methane, VOCs, and other emissions from new and existing sources in the oil and gas sector. Among other requirements, these NSPS Subpart OOOOa rules, extended green completion requirements to new hydraulically fractured or refractured oil wells. Furthermore, in December 2023, EPA announced additional final NSPS OOOO program rules, referred to as Subparts OOOOb and OOOOc, which are expected to have a significant impact on the upstream and midstream oil and gas sectors from an operational cost perspective. The rules formally instate methane emissions limitations from new, modified, and reconstructed sources; and will regulate existing sources for the first time under the NSPS Subpart OOOOc program by requiring states to implement plans that meet or exceed federally established emission reduction guidelines for existing oil and natural gas facilities. Legal challenges, including by states, to the recently finalized NSPS Subparts OOOOb and OOOOc rules have ensued. Further, the Trump presidential administration may make efforts to rollback or revise these rules in connection with its focus on promotion of oil and natural gas production. Although the bulk of the 2012 and 2016 standards and the new OOOb and OOOOc rules are currently in effect, future implementation and the ultimate scope of the VOC and methane emissions regulations for the oil and gas production, transmission, and storage industry segments are uncertain at this time as a result of expected new rulemakings, ongoing and expected legal challenges, and actions by the Trump presidential administration that are expected to affect, in implementation of the NSPS Subpart OOOOb and OOOOc rules.

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

The Federal Water Pollution Control Act, also known as the Clean Water Act (“CWA”), and analogous state laws impose restrictions and strict controls on the discharge of pollutants, including produced waters and other oil and natural gas wastes, into waters of the United States. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by EPA or the relevant state agency. The CWA also prohibits the discharge of dredge and fill material into regulated waters, including wetlands, unless authorized by a permit issued by the U.S. Army Corps of Engineers (“USACE”). Whether CWA permitting is required depends upon whether and the extent to which “Waters of the United States” (“WOTUS” or "jurisdictional waters") may be impacted by the planned activity—for example, construction of drilling pads, access roads, or pipelines. Rulemaking by EPA and the USACE to define WOTUS has been heavily litigated, resulting in the rule taking effect at times in some states but not others and creating definitions that are more inclusive of certain waters effective in some states and those that are less inclusive effective in other states. EPA and USACE’s WOTUS definition rulemaking published in the Federal Register on January 18, 2023 (the January 2023 Rule) incorporated “relatively permanent” and “significant nexus” standards for determining jurisdiction over adjacent wetlands and additional waters, expanding the types of waters that could be considered WOTUS; however, this WOTUS definition was litigated and eventually amended on August 29, 2023, when EPA and USACE issued a final rule to conform the WOTUS definition to the U.S. Supreme Court’s May 25, 2023 decision in Sackett v. Environmental Protection Agency, which invalidated parts of the January 2023 Rule. With the August 2023 rulemaking, EPA and USACE implemented a narrower definition of WOTUS by, for example, removing “interstate wetlands”; redefining “adjacent” to mean “having a continuous surface connection”; and removing the “significant nexus” standard from the provisions regarding tributaries, adjacent wetlands, and intrastate lakes and ponds. Regardless, the applicable WOTUS definition affects what CWA permitting or other regulatory obligations, such as spill prevention, control, and countermeasure (“SPCC”) planning, may be triggered during development and operation of the Underlying Properties, and changes to the WOTUS definition could cause delays in development and/or increase the cost of development and operation of the Underlying Properties.

SPCC regulations promulgated under the CWA and later amended by the Oil Pollution Act of 1990 impose obligations and liabilities related to the prevention of oil spills and damages resulting from such spills into or threatening waters of the United States or adjoining shorelines. For example, operators of certain oil and natural gas facilities that store oil in more than threshold quantities, the release of which could reasonably be expected to reach jurisdictional waters, must develop, implement, and maintain SPCC Plans. Federal and state regulatory agencies can impose administrative, civil and criminal fines and penalties for non-compliance with discharge permits or other requirements of the CWA and analogous state laws and regulations.

The Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), also known as the “superfund” law, imposes liability, regardless of fault or the legality of the original conduct, on certain classes of persons that contributed to the release of a “hazardous substance” into the environment. These persons include the current or previous owner and operator of a site where a hazardous substance has been disposed and persons who disposed or arranged for the disposal of a hazardous substance at a site, or transported or arranged for transport of a hazardous substance to a site for disposal. CERCLA also authorizes the EPA and, in some cases, private parties to take actions in response to threats to the public health or the environment and to seek recovery from such responsible classes of persons of the costs of such an action. From time to time, EPA may designate additional materials as hazardous substances under CERCLA, which could result in additional investigation and remediation at current Superfund sites, or reopener of Superfund sites that previously received regulatory closure. For example, EPA issued a final rule that became effective July 8, 2024, designating as "hazardous substances" under CERCLA perfluorooctanoic acid (“PFOA”) and perfluorooctanesulfonic acid (“PFOS”), which have been commonly used in a variety of industrial and consumer products. In the course of operations, the working interest owner and/or the operator of the Underlying Properties may have generated and may generate wastes that may fall within CERCLA’s definition of “hazardous substances.” The operator of the Underlying Properties or the working interest owners may be responsible under CERCLA for all or part of the costs to clean up sites at which such substances have been disposed. Although the Trust is not the operator of any of the Underlying Properties, or the owner of any working interest, its ownership of royalty interests could cause it to be responsible for all or part of such costs to the extent responsibility under CERCLA could be imposed on such parties as “owners.”

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

The federal Safe Drinking Water Act (“SDWA”) and the Underground Injection Control (“UIC”) program promulgated under the SDWA and analogous state programs regulate the drilling and operation of salt water disposal and injection wells. EPA directly administers the UIC program in some states and in others administration is delegated to the state. Permits must be obtained before drilling salt water disposal and injection wells, and casing integrity monitoring must be conducted periodically to ensure that the disposed waters are not leaking into groundwater. In addition, because some states have become concerned that the injection or disposal of produced water could, under certain circumstances, trigger or contribute to earthquakes, they have adopted or are considering additional regulations regarding the potential seismic impacts of such disposal methods. Changes in regulations or the inability to obtain permits for new disposal wells in the future may affect the ability of the operators of the Underlying Properties to dispose of produced water and ultimately increase the cost of operation of the Underlying Properties or delay production schedules. For example, in 2014, the Railroad Commission of Texas (“RRC”) published a final rule governing permitting or re-permitting of disposal wells that would require, among other things, the submission of information on seismic events occurring within a specified radius of the disposal well location, as well as logs, geologic cross sections and structure maps relating to the disposal area in question. If the permittee or an applicant of a disposal well permit fails to demonstrate that the injected fluids are confined to the disposal zone or if scientific data indicates such a disposal well is likely to be or determined to be contributing to seismic activity, then the RRC may deny, modify, suspend or terminate the permit application or existing operating permit for that well. Furthermore, in response to a number of earthquakes in recent years in the Midland Basin, the RRC announced in September 2021 that it will not issue any new saltwater disposal (“SWD”) well permits in an area known as the Gardendale Seismic Response Area (“SRA”), and will require existing SWD wells in that area to reduce their maximum daily injection rate to 10,000 barrels per day per well. In December 2021, the RRC went on to suspend all well activity in deep formations in the Gardendale SRA, effectively terminating 33 disposal well permits. The RRC has since identified two additional SRAs; (the Northern Culberson-Reeves (“NCR”) SRA and the Stanton SRA), and required operators in the NCR and Stanton SRAs to develop and implement seismic response plans, (which include expanded data collection efforts, contingency responses for future seismicity, and scheduled checkpoint updates with RRC staff). In response to additional earthquakes in the area, the RRC suspended all (totaling 23) deep disposal well permits in the NCR SRA and proposed additional daily injection volume curtailments for the Stanton SRA. Such restrictions and requirements could limit the Underlying Properties’ oil and gas well exploration and production activities or increase the cost of those activities if wastewater disposal options become limited.

In addition, several cases have in recent years put a spotlight on the issue of whether injection wells may be regulated under the CWA if a direct hydrological connection to a jurisdictional surface water can be established. The split among federal circuit courts of appeals that decided these cases engendered two petitions for writ of certiorari to the United States Supreme Court in August 2018, one of which was granted in February 2019. EPA has also brought attention to the reach of the CWA’s jurisdiction in such instances by issuing a request for comment in February 2018 regarding the applicability of the CWA permitting program to discharges into groundwater with a direct hydrological connection to jurisdictional surface water, which hydrological connections should be considered “direct,” and whether such discharges would be better addressed through other federal or state programs. In a statement issued by EPA in April 2019, the Agency concluded that the CWA should not be interpreted to require permits for discharges of pollutants that reach surface waters via groundwater. However, in April 2020, the Supreme Court issued a ruling in the case, County of Maui, Hawaii v. Hawaii Wildlife Fund, holding that discharges into groundwater may be regulated under the CWA if the discharge is the “functional equivalent” of a direct discharge into navigable waters. In November 2023, EPA issued draft guidance outlining the factors that may be considered when evaluating whether discharges through groundwater may be the “functional equivalent” of a direct discharge and subject to regulation under the CWA National Pollutant Discharge Elimination System permitting program and describing the types of information that should be used in the determination. Comments on the draft guidance were due to the agency by December 27, 2023, and to date EPA has not yet finalized the guidance. If in the future CWA permitting is required for saltwater injection wells as a result of the Supreme Court’s ruling in County of Maui, Hawaii v. Hawaii Wildlife Fund, the costs of permitting and compliance for injection well operations by the companies that operate the Underlying Properties could increase.

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

Item 3. Legal Proceedings

On December 18, 2023, the Trustee filed a complaint in the United States District Court for the Northern District of Texas against Blackbeard Operating, LLC ("Blackbeard"), the operator of the Waddell Ranch properties. Pursuant to the complaint, the Trustee sought to recover more than $15 million in damages to the Trust resulting from overhead costs and other expenses the Trustee alleged were impermissibly deducted from royalty payments to the Trust. On March 5, 2024, the lawsuit against Blackbeard was voluntarily dismissed without prejudice. On May 8, 2024, the Trustee filed a petition in the District Court of Tarrant County, Texas against Blackbeard seeking to recover more than $15 million in damages to the Trust resulting from overhead costs and other expenses the Trustee alleges were impermissibly deducted from royalty payments to the Trust, including among other things, incorrect overhead charges, application of overhead charges to non-producing wells, duplicate charges for services, materials, and utilities, as well as other expenses the Trustee alleges are ineligible charges for the 2020 to 2022 period. The Trustee’s petition was amended in September 2024 to add additional claims relating to the 2023 joint venture audit and production volumes, seeking damages of more than $25 million. On June 10, 2024, Blackbeard filed its original answer and counterclaim to the lawsuit. Included in Blackbeard's original answer and counterclaim are requests for declaratory judgment by the court that it may deduct certain disputed overhead charges from Trust royalty payments and that it may limit information it provides to the Trust to quarterly statements of the net proceeds computation and inspection of books and records during normal business hours. Discovery is ongoing, including on-site audits of the Waddell Ranch properties, engagement of and analyses by expert witnesses, and review of documents provided by Blackbeard. The District Court of Tarrant County has set a trial date of November 17, 2025, 8:30 a.m., Central Time.

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

Approximately 696 Unit holders of record held the 46,608,796 Units of the Trust at March 6, 2025.

The Trust has no equity compensation plans and has not repurchased any Units during the period covered by this report.

Item 6. Selected Financial Data

REMOVED AND RESERVED.

Computation of Royalty Income Received by the Trust

The Trust’s royalty income is computed as a percentage of the net profit from the operation of the properties in which the Trust owns net overriding royalty interests. The percentages of net profits are 75% and 95% in the cases of the Waddell Ranch properties and the Texas Royalty properties, respectively. The Waddell Ranch properties did not contribute to Royalty income in October and November of 2024 and was in a deficit position as of December 31, 2024. Royalty income received by the Trust for the five years ended December 31, 2024, was computed as shown in the table on the next page.

	Year Ended December 31,
	2024		2023		2022		2021		2020
Gross Proceeds of Sales From the Underlying Properties:	Waddell Ranch Properties	Texas Royalty Properties	Waddell Ranch Properties	Texas Royalty Properties	Waddell Ranch Properties	Texas Royalty Properties	Waddell Ranch Properties	Texas Royalties Properties	Waddell Ranch Properties	Texas Royalty Properties
Oil Proceeds	$205,785,388	$15,730,975	$213,356,229	$16,423,167	$195,554,348	$20,665,465	$66,328,817	$12,799,649	$22,745,332	$10,093,604
Gas Proceeds	22,659,209	892,576	17,428,482	1,159,111	37,108,451	1,357,568	17,259,346	906,335	4,584,768	595,961
Other (adjustment) (1)	13,623,357	—	20,293,769	—	10,903,556	—	9,423,956	—	8,583,304	—
Total	242,067,954	16,623,551	251,078,480	17,582,278	243,566,355	22,023,033	93,012,119	13,705,984	35,913,404	10,689,565
Less:
Severance Tax
Oil	9,353,474	619,552	9,678,938	632,418	8,915,016	792,637	3,057,598	380,409	1,056,855	414,326
Gas	161,948	32,066	933,225	49,117	4,481,839	83,522	194,140	48,894	164,243	32,666
Gathering and Transportation Costs	23,864,405	127,292	21,715,807	134,222	$15,427,633	—	173,640	—	726,596	—
Lease Operating Expense and Property tax:
Oil and Gas	82,174,511	960,000	79,628,562	960,000	43,673,061	800,380	23,026,783	849,824	19,635,387	738,915
Capital Expenditures	109,416,344	—	120,462,603	—	124,283,888	—	66,559,957	—	10,314,532	—
Total	224,970,682	1,738,910	232,419,135	1,775,757	$196,781,437	$1,676,539	$93,012,118	$1,279,127	$31,897,613	$1,185,907
Net Profits	17,097,273	14,884,641	18,659,345	15,806,521	$46,784,918	$20,346,494	$—	$12,426,857	$4,015,791	$9,503,658
Net Overriding Royalty Interest	75%	95%	75%	95%	75%	95%	75%	95%	75%	95%
Total Royalty Income for Distribution	$12,822,955	$14,140,409	$13,994,509	$15,016,195	$35,088,618	$19,329,169	$—	$11,805,514	$3,011,843	$9,028,475

(1)
See Note 4 to Financial Statements under Item 8. Financial Statements and Supplemental Data

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

Trustee’s Discussion and Analysis for the Three-Year Period Ended December 31, 2024

Liquidity and Capital Resources

As stipulated in the Trust Agreement, the Trust is intended to be passive in nature, and the Trustee does not have any control over or any responsibility relating to the operation of the Underlying Properties. The Trustee has powers to collect and distribute proceeds received by the Trust and pay Trust liabilities and expenses and its actions have been limited to those activities. The Trust is a passive entity and other than the Trust’s ability to periodically borrow money as necessary to pay expenses, liabilities and obligations of the Trust that cannot be paid out of cash held by the Trust, the Trust is prohibited from engaging in borrowing transactions. As a result, other than such borrowings, if any, the Trust has no source of liquidity or capital resources other than the Royalties.

Results of Operations

Royalty income received by the Trust for the three-year period ended December 31, 2024, is reported in the following table:

	Year Ended December 31,
Royalties	2024	2023	2022
Total Royalty Income	$26,963,365	$29,010,704	$54,417,857
	100%	100%	100%
Oil Royalty Income	24,267,029	24,949,205	41,357,571
	90%	86%	76%
Gas Royalty Income	2,696,336	4,061,499	13,060,286
	10%	14%	24%
Total Royalty Income/Unit	$0.578504	$0.622430	$1.167545

Notwithstanding requests from the Trustee to Blackbeard, the operator of the Waddell Ranch properties, Blackbeard has refused to provide the Trustee information necessary to calculate the net proceeds as of the NYSE notification date beginning May 2024 such that Royalty income of the Trust for the calendar year is associated with actual oil and gas production for the period from November of the prior year through September of the current year for the Waddell Ranch properties. Royalty income for the Trust for the calendar year for the Texas Royalty properties is associated with actual oil and gas production from November through October 2024. Oil and gas production for 2024, 2023 and 2022 generated by the Royalties and the Underlying Properties, excluding portions attributable to the adjustments discussed hereafter, are presented in the following table:

	Year Ended December 31,
Royalties	2024	2023	2022
Oil Sales (Bbls)	2,214,113	2,277,307	1,760,471
Gas Sales (Mcf)	12,200,992	12,174,696	9,461,087
Underlying Properties
Oil
Total Oil Sales (Bbls)	2,913,075	2,994,897	2,297,565
Average Per Day (Bbls)	7,981	8,090	6,295
Average Price/Bbl	$75.88	$76.72	$94.11
Gas
Total Gas Sales (Mcf)	16,250,885	16,183,928	12,587,044
Average Per Day (Mcf)	44,523	44,340	34,485
Average Price/Mcf	$1.45	$2.40	$5.54

The average price of oil decreased to $75.88 per barrel in 2024, down from $76.72 per barrel in 2023. The average price of oil in 2022 was $94.11 per barrel. In addition, the average price of gas decreased from $2.40 per Mcf in 2023 to $1.45 per Mcf in 2024. The average price of gas in 2022 was $5.54 per Mcf. Oil prices have decreased primarily because of world market conditions. Oil prices are expected to remain volatile. Gas liquids values have declined along with gas pricing due to high production levels, consistently mild weather patterns, and decreased heating demand. Blackbeard, after assuming the role of operator of the Waddell Ranch properties, immediately instituted a workover of specific wells, which caused the Trust not to receive any royalty income from the Waddell Ranch properties in 2022 and portions of 2023. Royalty income was also not received for the Waddell Ranch properties for the months of October and November 2024.

Subsequent to December 31, 2024, the price of both oil and gas continued to fluctuate, giving rise to a correlating adjustment of the respective standardized measure of discounted future net cash flows. As of February 24, 2025, NYMEX posted oil prices were approximately $71.06 per barrel, which compared to the posted price of $75.48 per barrel, used to calculate the worth of future net revenue of the Trust’s proved developed reserves, would result in a smaller standardized measure of discounted future net cash flows for oil. As of February 24, 2024, NYMEX posted gas prices were $3.86 per million British thermal units. The use of such price, as compared to the posted price of $2.15 per million British thermal units, used to calculate the future net revenue of the Trust’s proved developed reserves would result in a larger standardized measure of discounted future net cash flows for gas.

Prices obtained for oil and gas production depend upon numerous factors that are beyond the control of the Trust. Inflationary pressures continued during 2024, which has impacted the cost of goods and services for operators on the Underlying Properties and administrative costs for the Trust.

Notwithstanding requests from the Trustee to Blackbeard, the operator of the Waddell Ranch properties, and the fact that Blackbeard has provided this information on a monthly basis since Argent Trust Company has become Trustee of the Trust, Blackbeard has refused to provide the Trustee information necessary to calculate the net proceeds as of the announcement date for monthly distributions starting in May 2024. As a result of Blackbeard's failure to provide this information by the NYSE notification date for the monthly distribution, in accordance with the Trust indenture, if Royalty income is received from the Waddell Ranch properties on or prior to the record date, it will be included in the following month's distribution, rather than the current month's distribution. In the second and third quarter reports, the Royalty income received from Blackbeard after the NYSE notification deadline was included as a liability on the Condensed Statement of Assets, Liabilities, and Trust Corpus titled, "Funds received for future distributions." There was no Royalty income received for October and November of 2024, therefore, there are no funds received for future distributions as of December 31, 2024.

Since the oil and gas sales attributable to the Royalties are based on an allocation formula that is dependent on such factors as price and cost (including capital expenditures), production amounts do not necessarily provide a meaningful comparison. For the underlying properties oil and gas production decreased approximately 3% and increased less than 1% respectively, from 2023 to 2024 primarily due to lower oil and gas prices.

Total capital expenditures for the eleven months of production reported in 2024 and used in the net overriding royalty calculation were approximately $109.4 million (gross). Total capital expenditures were $120.5 million (gross) in 2023 and $124.3 million (gross) in 2022.

Development information for the Waddell Ranch properties, such as well activity, completions, workovers, remedial activities, and plugging and abandonment, was not provided by Blackbeard. This information has previously been provided on a monthly basis since Argent Trust Company has become Trustee of the Trust until May 2024.

Blackbeard has advised the Trustee that it will not be providing a proposed capital expenditure budget for 2025, information that has previously been provided on an annual basis.

In 2024, lease operating expense and property taxes on the Waddell Ranch properties amounted to approximately $82.2 million, compared to approximately $79.6 million in 2023, and approximately $43.7 million in 2022.

The Trustee was previously advised by the operator that as of December 31, 2023, the majority of Waddell Ranch oil production is now pipeline connected and sold under long term crude purchase agreements. Blackbeard would not confirm if this information remains accurate for 2024.

During 2024, the monthly royalty receipts were invested by the Trustee in cash and cash equivalents until the monthly distribution date, and earned interest totaled $150,779. Interest income for 2023 and 2022 was $85,879 and $48,371, respectively.

General and administrative expenses in 2024 were $1,698,776 compared to $1,118,096 in 2023 and $922,404 in 2022, primarily due to audit of properties and other professional services. The reserve balance for administrative expenses for any potentially extraordinary events and/or expenses was $1,100,000 as of December 31, 2024, 2023 and 2022. There were no additions to the reserves for expenses during the years ended December 31, 2024, 2023 and 2022.

Distributable income for 2024 was $25,415,368 or $0.55 per Unit.

Distributable income for 2023 was $27,978,487 or $0.60 per Unit. .

Distributable income for 2022 was $53,543,824 or $1.15 per Unit.

Results of the Fourth Quarters of 2024 and 2023

Royalty income received by the Trust for the fourth quarter of 2024 amounted to $3,784,959 or $0.08 per Unit, a decrease from the fourth quarter of 2023, when the Trust received royalty income of $14,412,501 or $0.31 per Unit. The decrease in the fourth quarter of 2024 was due to no Royalty income being received from the Waddell Ranch properties in October and November of 2024. Interest income for the fourth quarter of 2024 amounted to $28,091 compared to $24,688 for the fourth quarter of 2023. The increase in interest income is primarily attributable to increased amounts of funds available for investment and the length of time of such investment due mainly to the fact that funds received from Blackbeard during the fourth quarter of 2024 were included in the following month's distribution calculation and held for investment for a longer period of time than was held during the fourth quarter of 2023. Total general and administrative expenses was $382,860 for the fourth quarter of 2024 compared to $162,490 for the fourth quarter of 2023. The increase in expenses primarily related to timing of payments of legal and auditor expenses.

Assets, liabilities, and distributions for each month in the fourth quarter of 2024 are as follows:

	October	November	December
Assets	$2,683,724	$2,299,068	$2,286,992
Liabilities	$2,498,099	$2,113,443	$2,122,585
Distributions	$1,397,649	$1,012,956	$1,022,585
Distributions per unit	$0.029986	$0.021733	$0.021939

Nothwithstanding requests from the Trustee to Blackbeard, the operator of the Waddell Ranch properties, Blackbeard has refused to provide the Trustee information necessary to calculate the net proceeds as of the NYSE notification date beginning May 2024 such that Royalty income of the Trust for the fourth quarter is associated with actual oil and gas production for the period from July through September of the current year for the Waddell Ranch properties and August through October for the same period in 2023. Royalty income for the Trust for the fourth quarter 2024 for the Texas Royalty properties is associated with actual oil and gas production from August through October 2024. Oil and gas production attributable to the Underlying Properties for each month in the fourth quarter of 2024 and the comparable period for 2023 are as follows:

	Waddell Ranch Properties
	2024				2023
	September	October	November	Total	October	November	December	Total
Royalties
Oil sales (Bbls)	174,367	198,955	189,143	562,465	191,999	180,763	201,033	573,795
Gas sales (Mcf)	1,077,265	1,181,264	1,101,120	3,359,649	1,099,096	1,019,615	1,140,544	3,259,255
Properties From Which The Royalties Were Carved:
Oil:
Total oil sales (Bbls)	232,489	265,273	252,191	749,953	255,999	241,017	268,044	765,060
Average per day (Bbls)	7,750	8,557	8,406	8,241	8,258	8,034	8,647	8,316
Average realized price per Bbl	$77.35	$75.00	$68.98	73.78	$80.03	$88.56	$84.60	$84.40
Gas:
Total gas sales (Mcf)	1,436,353	1,575,019	1,468,160	4,479,532	1,465,461	1,359,487	1,520,725	4,345,673
Average per day (Mcf)	47,878	50,807	48,939	49,226	47,273	45,316	49,056	47,236
Average realized price per Mcf	$1.14	$0.73	$1.81	$1.23	$2.40	$2.19	$2.23	$2.27

	Texas Royalty Properties
	2024				2023
	October	November	December	Total	October	November	December	Total
Royalties
Oil sales (Bbls)	16,103	14,246	16,432	46,781	17,052	14,805	14,833	46,690
Gas sales (Mcf)	7,106	5,788	6,315	19,209	20,733	20,757	18,418	59,908
Properties From Which The Royalties Were Carved:
Oil:
Total oil sales (Bbls)	17,969	16,035	18,407	52,411	18,956	16,491	16,522	51,969
Average per day (Bbls)	580	535	594	570	611	550	533	565
Average realized price per Bbl	$77.19	$75.68	$70.83	74.57	$77.79	$85.37	$86.51	83.22
Gas:
Total gas sales (Mcf)	7,932	6,521	7,073	21,526	23,040	23,130	20,507	66,677
Average per day (Mcf)	256	217	228	234	743	771	662	725
Average realized price per Mcf	$10.02	$11.30	$11.05	$10.79	$4.16	$3.99	$4.25	$4.13

For the Waddell Ranch properties, the posted price of oil decreased for the fourth quarter of 2024 compared to the fourth quarter of 2023, resulting in an average price per barrel of $73.78 compared to $84.40 in the same period of 2023. The average price of gas decreased for the fourth quarter of 2024 compared to the same period in 2023, resulting in an average price per Mcf of $1.23 compared to $2.27 in the fourth quarter of 2023. Oil production decreased in the fourth quarter of 2024 compared to the same period in 2023 for the Waddell Ranch properties.

For the Texas Royalty properties, the posted price of oil decreased for the fourth quarter of 2024 compared to the fourth quarter of 2023, resulting in an average price per barrel of $74.57 compared to $83.22 in the same period of 2023. The average price of gas increased for the fourth quarter of 2024 compared to the same period in 2023, resulting in an average price per Mcf of $10.79 compared to $4.13 in the fourth quarter of 2023. Oil production increased in the fourth quarter of 2024 compared to the same period in 2023 for the Texas Royalty properties.

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

Impairment

The Trustee routinely reviews its royalty interests in oil and gas properties for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If an impairment event occurs and it is determined that the carrying value of the Trust’s royalty interests may not be recoverable, an impairment will be recognized as measured by the amount by which the carrying amount of the royalty interests exceeds the fair value of these assets, which would likely be measured by discounting projected cash flows. There was no impairment of the assets as of December 31, 2024.

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

The financial statements of the Trust differ from financial statements prepared in accordance with GAAP because revenues are not accrued in the month of production and certain cash reserves may be established for contingencies which could not be accrued in financial statements prepared in accordance with GAAP. Amortization of the Royalties calculated on a unit-of-production basis is charged directly to trust corpus. This comprehensive basis of accounting other than GAAP corresponds to the accounting permitted for royalty trusts by the SEC as specified by Staff Accounting Bulletin Topic 12:E, Financial Statements of Royalty Trusts.

2.
Royalty Income

Revenues from Royalty Interests are recognized in the period in which amounts are received by the Trust. Royalty income received by the Trust in a given calendar year will generally reflect the proceeds from crude oil and natural gas produced for the twelve-month period ended October 31st in that calendar year. For 2024, this was the case for the Texas Royalty properties. Blackbeard has refused to provide the Trustee information necessary to calculate the net proceeds for the Waddell Ranch properties as of the NYSE notification date beginning May 2024 such that Royalty income for 2024 is associated with actual oil and gas production for the 11-month period ended September 30, 2024.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The Trust's only long-term assets consist of royalty interests in producing oil and gas properties. As a result, the Trust is significantly exposed to fluctuations in the prices received for oil, natural gas and NGL produced and sold. The Trust is a passive entity and other than the Trust’s ability to periodically borrow money as necessary to pay expenses, liabilities and obligations of the Trust that cannot be paid out of cash held by the Trust, the Trust is prohibited from engaging in borrowing transactions. The amount of any such borrowings is unlikely to be material to the Trust. The Trust periodically holds short-term investments acquired with funds held by the Trust pending distribution to Unit holders and funds held in reserve for the payment of Trust expenses and liabilities. Because of the short-term nature of these borrowings and investments and certain limitations upon the types of such investments which may be held by the Trust, the Trustee believes that the Trust is not subject to any material interest rate risk. The Trust does not engage in transactions in foreign currencies which could expose the Trust or Unit holders to any foreign currency related market risk. The Trust invests in no derivative financial instruments and has no foreign operations or long-term debt instruments.

Item 8. Financial Statements and Supplementary Data

All financial statement schedules are omitted as they are inapplicable or the required information has been included in the financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

To the Unit Holders of

Permian Basin Royalty Trust and

Argent Trust Company, Trustee

Opinion on the Financial Statements

We have audited the accompanying statements of assets, liabilities and trust corpus of Permian Basin Royalty Trust (the Trust) as of December 31, 2024 and 2023, and the related statements of distributable income and changes in trust corpus for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the assets, liabilities, and trust corpus of the Trust as of December 31, 2024 and 2023, and the distributable income and changes in trust corpus for each of the three years in the period ended December 31, 2024, in conformity with the modified cash basis of accounting, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Trust is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Basis of Accounting

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

Houston, Texas

March 14, 2025

PERMIAN BASIN ROYALTY TRUST

FINANCIAL STATEMENTS

STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	December 31,
ASSETS	2024	2023
Cash and Short-term Investments	$2,122,585	$6,051,350
Net Overriding Royalty Interests in Producing Oil and Gas Properties — Net (Notes 2 and 3)	164,407	221,474
Total	$2,286,992	$6,272,824
LIABILITIES AND TRUST CORPUS
Distribution Payable to Unit Holders	$1,022,585	$4,951,350
Commitments and Reserve for Contingencies (Note 8)	1,100,000	1,100,000
Total Liabilities	$2,122,585	$6,051,350
Trust Corpus — 46,608,796 Units of Beneficial Interest Authorized and Outstanding	164,407	221,474
Total	$2,286,992	$6,272,824

STATEMENTS OF DISTRIBUTABLE INCOME

	For the year ended December 31,
	2024	2023	2022
Royalty Income	$26,963,365	$29,010,704	$54,417,857
Interest Income	150,779	85,879	48,371
Total Income	27,114,144	29,096,583	54,466,228
General and Administrative Expenditures	1,698,776	1,118,096	922,404
Total Expenditures	1,698,776	1,118,096	922,404
Distributable Income	$25,415,368	$27,978,487	$53,543,824
Distributable Income per Unit (46,608,796 Units)	$0.55	$0.60	$1.15

The accompanying notes to financial statements are an integral part of these statements.

STATEMENTS OF CHANGES IN TRUST CORPUS

	For the year ended December 31,
	2024	2023	2022
Trust Corpus, Beginning of Year	$221,474	$279,433	$352,688
Amortization of Net Overriding Royalty Interests	(57,067)	(57,959)	(73,255)
Distributable Income	25,415,368	27,978,487	53,543,824
Distributions Declared	(25,415,368)	(27,978,487)	(53,543,824)
Trust Corpus, End of Year	$164,407	$221,474	$279,433

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

The financial statements of the Trust differ from financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) because revenues are not accrued in the month of production expenses are recorded when paid and certain cash reserves may be established for contingencies which could not be accrued in financial statements prepared in accordance with GAAP. Amortization of the Royalties calculated on a unit-of-production basis is charged directly to trust corpus. This comprehensive basis of accounting other than GAAP corresponds to the accounting permitted for royalty trusts by the U.S. Securities and Exchange Commission as specified by Staff Accounting Bulletin Topic 12:E, Financial Statements of Royalty Trusts.

Use of Estimates

The preparation of financial statements in conformity with the basis of accounting described above requires management to make estimates and assumptions that affect reported amounts of certain assets, liabilities, revenues and expenses as of and for the reporting periods. Actual results may differ from such estimates.

Impairment

The Trustee routinely reviews its royalty interests in oil and gas properties for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If an impairment event occurs and it is determined that the carrying value of the Trust’s royalty interests may not be recoverable, an impairment will be recognized as measured by the amount by which the carrying amount of the royalty interests exceeds the fair value of these assets, which would likely be measured by discounting projected cash flows. There was no impairment of the assets as of December 31, 2024.

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

Due to an NPI deficit, the Waddell Ranch properties did not contribute to royalty income for October and November of 2024.

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

The initial carrying value of the Royalties ($10,975,216) represented Southland Royalty Company’s historical net book value at the date of the transfer to the Trust. Accumulated amortization as of December 31, 2024 and 2023 was $10,810,809 and $10,753,742, respectively.

4.
Excess Costs

If monthly costs exceed revenues for the Waddell Ranch properties or Texas Royalty properties, such excess costs must be recovered, with accrued interest, from future net proceeds and cannot reduce net proceeds from the other conveyance. The Waddell Ranch properties did not contribute to royalty income for the months of October and November of 2024, corresponding to the November 2024 and December 2024 distributions, respectively, such that the Waddell Ranch properties were in a deficit position as of December 31, 2024.

The following table summarizes excess costs activity, cumulative excess costs balance, and accrued interest to be recovered as calculated by Blackbeard.

	Underlying Properties	Net to the Trust
Cumulative excess costs remaining at 12/31/2023	$—	$—
Net excess costs (recovery) for the quarter ended 3/31/24	$—	$—
Net excess costs (recovery) for the quarter ended 6/31/24	$—	$—
Net excess costs (recovery) for the quarter ended 9/30/24	$—	$—
Net excess costs (recovery) for the quarter ended 12/31/24	$13,500,104	$10,125,078
Cumulative excess costs remaining at 12/31/2024	$13,500,104	$10,125,078
Accrued interest at 12/31/24	$123,252	$92,439
Total remaining to be recovered at 12/31/24	$13,623,356	$10,217,517

For the year ended December 31, 2024, excess costs were $13,500,104 ($10,125,078 net to the Trust) for the Waddell Ranch properties. Accrued interests were $123,252 ($92,439 net to the Trust).

5.
Federal Income Taxes

For federal income tax purposes, the Trust constitutes a fixed investment trust that is taxed as a grantor trust. A grantor trust is not subject to tax at the Trust level. The Unit holders are considered, for federal income tax purposes, to own the Trust’s income and principal as though no trust were in existence. The income of the Trust is deemed to have been received or accrued by each Unit holder at the time such income is received or accrued by the Trust and not when distributed by the Trust. The Trust has on file technical advice memoranda confirming the tax treatment described above.

Some Trust Units are held by middlemen, as such term is broadly defined in U.S. Treasury Regulations (and includes custodians, nominees, certain joint owners, and brokers holding an interest for a customer in street name, collectively referred to herein as

“middlemen”). Therefore, the Trustee considers the Trust to be a non-mortgage widely held fixed investment trust (“WHFIT”) for U.S. federal income tax purposes. Argent Trust Company, EIN: 62-1437218, 3838 Oak Lawn Ave, Suite 1720, Dallas, Texas 75219, telephone number (855) 588-7839, email address trustee@pbt-permian.com, is the representative of the Trust that will provide tax information in accordance with applicable U.S. Treasury Regulations governing the information reporting requirements of the Trust as a WHFIT. Tax information is also posted by the Trustee at www.pbt-permian.com. Notwithstanding the foregoing, the middlemen holding Trust Units on behalf of Unit holders, and not the Trustee of the Trust, are solely responsible for complying with the information reporting requirements under the U.S. Treasury Regulations with respect to such Trust Units, including the issuance of Internal Revenue Service ("IRS") Forms 1099 and certain written tax statements. Unit holders whose Trust Units are held by middlemen should consult with such middlemen regarding the information that will be reported to them by the middlemen with respect to the Trust Units.

Because the Trust is a grantor trust for federal tax purposes, each Unit holder is taxed directly on his, her or its proportionate share of income, deductions and credits of the Trust consistent with each such Unit holder’s taxable year and method of accounting and without regard to the taxable year or method of accounting employed by the Trust. The income of the Trust consists primarily of a specified share of the proceeds from the sale of oil and gas produced from the Underlying Properties. During 2024, 2023, and 2022, the Trust also earned interest income on funds held for distribution and the cash reserve maintained for the payment of contingent and future obligations of the Trust.

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

If a taxpayer disposes of any “Section 1254 property” (certain oil, gas, geothermal or other mineral property), and if the adjusted basis of such property includes adjustments for deductions for depletion under Section 611 of the Internal Revenue Code (the “Code”), the taxpayer generally must recapture the amount deducted for depletion as ordinary income (to the extent of gain realized on such disposition). This depletion recapture rule applies to any disposition of property that was placed in service by the taxpayer after December 31, 1986. Detailed rules set forth in Sections 1.1254-1 through 1.1254-6 of the U.S. Treasury Regulations govern dispositions of property after March 13, 1995. The IRS could take the position that a Unit holder who purchases a Unit subsequent to December 31, 1986 must recapture depletion upon the disposition of that Unit.

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

Unit holders of record will continue to receive an individualized tax information letter for each of the quarters ending March 31, June 30 and September 30, 2023, and for the year ending December 31, 2024. Unit holders owning Units in the name of a nominee may obtain monthly tax information from the Trustee upon request. See discussion above regarding certain reporting requirements imposed upon middlemen under U.S. Treasury Regulations because the Trust is considered a WHFIT for federal income tax purposes.

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

6.
Supplemental Oil and Gas Reserve Information (Unaudited)

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

	Total
	Oil (Bbls)	Gas (Mcf)	BOE
January 1, 2022	6,623	11,264	8,500
Extensions, discoveries, and other additions	3,714	5,206	4,582
Revisions of previous estimates	2,976	18,728	6,097
Production	(1,760)	(9,461)	(3,337)
December 31, 2022	11,553	25,737	15,843
Extensions, discoveries, and other additions	4,504	8,064	5,848
Revisions of previous estimates	(2,118)	7,137	(929)
Production	(2,277)	(12,175)	(4,306)
December 31, 2023	11,662	28,763	16,456
Extensions, discoveries, and other additions	—	—	—
Revisions of previous estimates	(1,080)	6,655	29
Production	(2,214)	(12,201)	(4,248)
December 31, 2024	8,368	23,217	12,237

Estimated quantities of proved developed reserves of oil and gas as of the dates indicated were as follows (in thousands):

Proved Developed Reserves:	Oil (Barrels)	Gas (Mcf)	BOE
January 1, 2022	6,623	11,264	8,500
December 31, 2022	8,022	21,216	11,558
December 31, 2023	11,662	28,763	16,456
December 31, 2024	8,368	23,217	12,237

Disclosure of a Standardized Measure of Discounted Future Net Cash Flows

The following is a summary of a standardized measure (in thousands) of discounted future net cash flows related to the total proved oil and gas reserve quantities attributable to the Trust. Information presented is based upon valuation of proved reserves by using discounted cash flows based upon average oil and gas prices ($75.48 per bbl and $2.13 per Mcf, respectively) during the 12-month period prior to the fiscal year-end, determined as an unweighted arithmetic average of the first-day-of-the-month price for each month within such period, unless prices are defined by contractual arrangements, excluding escalations based upon future conditions and severance and ad valorem taxes, if any, and economic conditions, discounted at the required rate of 10 percent. As the Trust is not subject to taxation at the Trust level, no provision for income taxes has been made in the following disclosure. Trust prices may differ from posted NYMEX prices due to differences in product quality and property location. The impact of changes in current prices on reserves could vary significantly from year to year. Accordingly, the information presented below should not be viewed as an estimate of the fair market value of the Trust’s oil and gas properties nor should it be viewed as indicative of any trends.

December 31,	2024	2023	2022
Future net cash inflows	$643,652	$897,415	$1,205,227
Discount of future net cash flows @ 10%	(272,286)	(388,866)	(518,760)
Standardized measure of discounted future net cash inflows	$371,366	$508,549	$686,467

The change in the standardized measure of discounted future net cash flows for the years ended December 31, 2024, 2023 and 2022 is as follows (in thousands):

	Total
	2024	2023	2022
January 1	$508,548	$686,487	$259,857
Extensions, discoveries, and other additions	—	185,611	201,239
Accretion of discount	50,855	68,646	25,986
Revisions of previous estimates and other	(161,074)	(403,184)	253,804
Royalty income	(26,963)	(29,011)	(54,418)
December 31	$371,366	$508,549	$686,468

Subsequent to December 31, 2024, the price of both oil and gas continued to fluctuate, giving rise to a correlating adjustment of the respective standardized measure of discounted future net cash flows. As of February 24, 2025, NYMEX posted oil prices were approximately $71.06 per barrel, which compared to the posted price of $75.48 per barrel, used to calculate the worth of future net revenue of the Trust’s proved developed reserves, would result in a smaller standardized measure of discounted future net cash flows for oil. NYMEX posted gas prices were $3.86 per million British thermal units on February 24, 2025. The use of such price, as compared to the posted price of $2.13 per million British thermal units, used to calculate the future net revenue of the Trust’s proved developed reserves would result in a larger standardized measure of discounted future net cash flows for gas.

7.
Quarterly Schedule of Distributable Income (Unaudited)

The following is a summary of the unaudited quarterly schedule of distributable income for the two years ended December 31, 2024 :

2024	Royalty Income	Distributable Income	Distributable Income and Distribution Per Unit
First Quarter	$6,005,642	$5,492,206	$0.117831
Second Quarter	8,803,389	8,436,688	0.181009
Third Quarter	8,366,375	8,053,284	0.172782
Fourth Quarter	3,787,959	3,433,190	0.073658
Total	$26,963,365	$25,415,368	$0.545280

2023	Royalty Income	Distributable Income	Distributable Income and Distribution Per Unit
First Quarter	$5,206,602	$4,740,615	$0.101709
Second Quarter	6,074,170	5,761,142	0.123605
Third Quarter	3,317,431	3,202,030	0.068698
Fourth Quarter	14,412,501	14,274,700	0.306265
Total	$29,010,704	$27,978,487	$0.600277

8.
State Tax Considerations

All revenues from the Trust are from sources within Texas, which does not impose an individual income tax. Therefore, no part of the income produced by the Trust is subject to an individual income tax in Texas. However, Texas imposes a franchise tax at a rate of 0.75% on gross revenues less certain deductions, as specifically set forth in the Texas franchise tax statutes. Entities subject to tax generally include trusts and most other types of entities that provide limited liability protection, unless otherwise exempt. Trusts that receive at least 90% of their federal gross income from certain passive sources, including royalties from mineral properties and other non-operated mineral interest income, and do not receive more than 10% of their income from operating an active trade or business, generally are exempt from the Texas franchise tax as “passive entities.” The Trust has been and expects to continue to be exempt from Texas franchise tax as a passive entity. Because the Trust should be exempt from Texas franchise tax at the Trust level as a passive entity, each Unit holder that is a taxable entity under the Texas franchise tax generally will be required to include its portion of Trust revenues in its own Texas franchise tax computation. This revenue is sourced to Texas under provisions of the Texas Administrative Code providing that such income is sourced according to the principal place of business of the Trust, which is Texas.

Unit holders should consult their tax advisor regarding the possible state tax implications of owning Trust Units.

9.
Commitments and Contingencies

Contingencies related to the Underlying Properties that are unfavorably resolved would generally be reflected by the Trust as reductions to future royalty income payments to the Trust with corresponding reductions to cash distributions to Unit holders.

10. General and Administrative Expenses

General and administrative expenses for the years ended December 31, 2024, 2023, and 2022 were as follows:

	2024	2023	2022
Trustee's fee	$122,730	$95,443	$130,209
Professional fees	$895,520	$456,657	$310,337
Unitholder service fees	$553,340	$526,155	$451,776
Other	$127,186	$39,840	$30,082
Total General and Administrative Expenses	$1,698,776	$1,118,095	$922,404

11.
Subsequent Events

Subsequent to December 31, 2024, the Trust declared the following distributions:

Monthly Record Date	Payment Date	Distribution per Unit
January 31, 2025	February 14, 2025	$0.020510
February 28, 2025	March 14, 2025	$0.017144

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

Changes in Internal Control over Financial Reporting

There has not been any change in the Trust’s internal control over financial reporting during the twelve months ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting.

Trustee’s Report on Internal Control Over Financial Reporting

The Trustee is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Securities and Exchange Act of 1934, as amended. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with the modified cash basis of accounting. The Trustee conducted an evaluation of the effectiveness of the Trust’s internal control over financial reporting based on the criteria established in Internal Control-Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Trustee’s evaluation under the framework in Internal Control-Integrated Framework 2013, the Trustee concluded that the Trust’s internal control over financial reporting are effective as of December 31, 2024.

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

The Trust has no directors or officers and based solely on its review of the reports received by it, the Trust believes that during the fiscal year of 2024, no person who was a beneficial owner of more than ten percent of the Trust’s Units failed to file on a timely basis any report required by Section 16(a).

STANDARDS OF CONDUCT

Because the Trust has no employees, it does not have a code of ethics. Employees of the Trustee, Argent Trust Company, must comply with the company’s code of ethics which may be found at www.argentfinancial.com.

INSIDER TRADING POLICY

Because the Trust does not have officers, directors, or employees, it has not adopted insider trading policies and procedures governing the purchase, sale and/or other disposition of Trust securities by such persons.

Item 11. Executive Compensation

During the years ended December 31, 2024, 2023 and 2022, the Trustee for such periods received total remuneration as follows:

Name of Individual or Number of Persons in Group	Cash Compensation (1)	Year
Argent Trust Company, Trustee	$122,730	2024
Argent Trust Company, Trustee	$95,443	2023
Simmons Bank, Trustee	$130,209	2022

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a) Security Ownership of Certain Beneficial Owners.  Based solely on a review of statements filed with the SEC pursuant to Section 13(d) or 13(g) of the Securities Exchange Act of 1934, as amended, the following table sets forth all persons who are known to the Trustee to own beneficially more than 5% of the outstanding Units of the Trust as of December 31, 2024:

Name	Number of Units Owned(1)	Percent(2)
Loyd Powell(3)	3,372,195	7.24%
Gideon Powell(3)	1,287,004	2.76%
SoftVest, LP(4)	4,429,695	9.5%
Horizon Kinetics Asset Management LLC(5)	3,946,083	8.5%

(1)
Unless otherwise indicated, all Units are held directly with sole voting and investment power.
(2)
Based on 46,608,796 Units outstanding as of December 31, 2024.
(3)
Based on Schedule 13G/A filed February 11, 2021, reporting ownership as of December 31, 2020, jointly and as a group by Loyd Powell and Gideon Powell. The address for each of Loyd Powell and Gideon Powell is P.O. Box 12208; Suite 1610, Dallas, Texas 75225.
(4)
Based on Schedule 13G/A filed February 13, 2025 reporting ownership as of December 31, 2024, jointly by SoftVest Advisors, LLC, SoftVest, LP, and SoftVest GP I, LLC. The address for each of SoftVest Advisors, LLC, SoftVest, LP, and SoftVest GI I, LLC is 400 Pine Street, Suite 1010, Abilene, TX, 79601.
(5)
Based on Schedule 13G/A filed February 13, 2025 reporting ownership as of December 31, 2024 by Horizon Kinetic Asset Management LLC. The address for Horizon Kinetic Asset Management LLC is 470 Park Avenue South, 8th Floor South, New York, NY 10016.

(b) Security Ownership of Management. The Trust has no directors or officers. Argent Trust Company, the Trustee, held as of March 10, 2025, no Units in any fiduciary capacity.

(c) Change In Control. The Trustee knows of no arrangements which may subsequently result in a change in control of the Trust.

(d) Securities Authorized for Issuance under Equity Compensation Plans. The Trust has no equity compensation plans.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The Trust has no directors or executive officers. See Item 11 for the remuneration received by the Trustee during the years ended December 31, 2024, 2023 and 2022.

Item 14. Principal Accounting Fees and Services

Fees for services performed by Weaver and Tidwell, L.L.P. for the years ended December 31, 2024 and 2023 are:

Weaver and Tidwell, L.L.P.	2024	2023
Audit fees	$115,100	$120,000
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
Total	$115,100	$120,000

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
Jana Egeler
Vice President and Trust Administrator

Date: March 14, 2025

(The Trust has no directors or executive officers.)