Form 10-Q
period 2025-03-31
PERMIAN BASIN ROYALTY TRUST
filed 2025-05-14
CIK 319654

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

Number of units of beneficial interest outstanding at May 14, 2025: 46,608,796

PERMIAN BASIN ROYALTY TRUST

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The condensed interim financial statements included herein have been prepared by Argent Trust Company as Trustee for the Permian Basin Royalty Trust (the “Trust”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed interim financial statements and notes thereto be read in conjunction with the financial statements and the notes thereto included in the Trust’s latest annual report on Form 10-K. In the opinion of the Trustee, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the assets, liabilities and trust corpus of the Trust as of March 31, 2025, and the distributable income and the changes in trust corpus for the three months ended March 31, 2025 and 2024, have been included. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year. Unless specified otherwise, all amounts included herein are presented in US dollars.

The condensed interim financial statements as of the three months ended March 31, 2025 and 2024, included herein, have been reviewed by Weaver and Tidwell, L.L.P., an independent registered public accounting firm, as stated in their report appearing herein.

Report of Independent Registered Public Accounting Firm

To the Unitholders of Permian Basin Royalty Trust

and Argent Trust Company, Trustee

Results of Review of Condensed Interim Financial Statements

We have reviewed the accompanying condensed statements of assets, liabilities and trust corpus of Permian Basin Royalty Trust (the Trust) as of March 31, 2025 and the related condensed statements of distributable income and changes in trust corpus for the three-month periods ended March 31, 2025 and 2024, and the related notes (collectively referred to as the “condensed interim financial statements”). Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed interim financial statements for them to be in conformity with the modified cash basis of accounting, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America.

As described in Note 2 to the condensed interim financial statements, these condensed interim financial statements were prepared on a modified cash basis of accounting, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the statement of assets, liabilities, and trust corpus as of December 31, 2024, and the related statements of distributable income and changes in trust corpus for the year then ended (not presented herein); and in our report dated March 14, 2025, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed statement of assets, liabilities and trust corpus as of December 31, 2024, is fairly stated, in all material respects, in relation to the statement of assets, liabilities, and trust corpus from which it has been derived.

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

A review of condensed interim financial statements consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the PCAOB, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

WEAVER AND TIDWELL, L.L.P.

Houston, Texas

May 14, 2025

PERMIAN BASIN ROYALTY TRUST

CONDENSED INTERIM STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	March 31, 2025 (Unaudited)	December 31, 2024
ASSETS
Cash and short-term investments	$1,948,624	$2,122,585
Net overriding royalty interests in producing oil and gas properties (net of accumulated amortization of $10,811,451 and $10,810,809 at March 31, 2025 and December 31, 2024, respectively)	163,765	164,407
TOTAL ASSETS	$2,112,389	$2,286,992
LIABILITIES AND TRUST CORPUS
Distribution payable to Unitholders	$848,624	$1,022,585
Commitments and reserves for contingencies (Note 7)	1,100,000	1,100,000
Total Liabilities	$1,948,624	$2,122,585
Trust corpus – 46,608,796 Units of beneficial interest authorized and outstanding	163,765	164,407
TOTAL LIABILITIES AND TRUST CORPUS	$2,112,389	$2,286,992

The accompanying notes are an integral part of these condensed interim financial statements.

PERMIAN BASIN ROYALTY TRUST

CONDENSED INTERIM STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Royalty income	$3,054,697	$6,005,642
Interest income	16,523	39,048
Total Income	3,071,220	6,044,690
General and administrative expenditures	(475,008)	(552,484)
Distributable income	$2,596,212	$5,492,206
Distributable income per Unit (46,608,796 Units outstanding)	$0.06	$0.12

The accompanying notes are an integral part of these condensed interim financial statements.

PERMIAN BASIN ROYALTY TRUST

CONDENSED INTERIM STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Trust corpus, beginning of period	$164,407	$221,474
Amortization of net overriding royalty interests	(642)	(11,849)
Distributable income	2,596,212	5,492,206
Distributions declared	(2,596,212)	(5,492,206)
Total Trust Corpus, end of period	$163,765	$209,625
Distributions per Unit (46,608,796 Units outstanding)	$0.06	$0.12

The accompanying notes are an integral part of these condensed interim financial statements.

PERMIAN BASIN ROYALTY TRUST

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

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

On January 9, 2014, Bank of America N.A. (as successor to The First National Bank of Fort Worth) gave notice to Unitholders that it would be resigning as trustee of the Trust subject to certain conditions that included the appointment of Southwest Bank as successor trustee. At a Special Meeting of Trust Unitholders, the Unitholders approved the appointment of Southwest Bank as successor trustee of the Trust once the resignation of Bank of America N.A. took effect and also approved certain amendments to the Trust Indenture. The effective date of Bank of America N.A.’s resignation and the effective date of Southwest Bank’s appointment as successor trustee was August 29, 2014. Effective October 19, 2017, Simmons First National Corporation (“SFNC”) completed its acquisition of First Texas BHC, Inc., the parent company of Southwest Bank. SFNC is the parent company of Simmons Bank. SFNC merged Southwest Bank with Simmons Bank effective February 20, 2018.

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

•
the Trustee is authorized to borrow funds to pay liabilities of the Trust; and
•
the Trustee will make monthly cash distributions to Unitholders (see Note 3).

The Trustee believes such information includes all the disclosures necessary to make the information presented not misleading. The information furnished reflects all adjustments which are, in the opinion of the Trustee, necessary for a fair presentation of the results for the interim periods presented. The financial information should be read in conjunction with the financial statements and notes thereto included in the Trust's Annual Report on Form 10-K for the year ended December 31, 2024. The Trust considers all highly liquid investments with a maturity of three months or less to be cash equivalents. Net overriding royalty interests are reviewed for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. If circumstances require the net overriding royalty interests to be tested for possible impairment, the Trust first compares undiscounted cash flows expected to be generated by the net overriding royalty interests to its carrying value. If the carrying value of the net overriding royalty interests is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value. The fair value of the net overriding royalty interests is measured using valuation techniques consistent with the income approach, converting future cash flows to a single discounted amount.

2.
ACCOUNTING POLICIES

Basis of Accounting

The condensed interim financial statements of the Trust are prepared on the following modified cash basis of accounting and are not intended to present financial position and results of operations in conformity with accounting principles generally accepted in the United States of America ("GAAP"):

•
Royalty income recorded for a month is the amount computed and paid to the Trustee on behalf of the Trust by the interest owners. Royalty income consists of the amounts received and available for distribution by the owners of the interest burdened by the Royalties from the sale of production less accrued production costs, development and drilling costs, applicable taxes, operating charges and other costs and deductions multiplied by 75% in the case of the Waddell Ranch properties and 95% in the case of the Texas Royalty properties. Royalty income for the Waddell Ranch properties was not received for the quarter ended March 31, 2025.
•
Trust expenses, consisting principally of routine general and administrative costs, as recorded are based on liabilities paid and cash reserves established out of cash received or borrowed funds for liabilities and contingencies.
•
Distributions to Unitholders are recorded when declared by the Trustee.
•
Royalty income is computed separately for each of the conveyances under which the Royalties were conveyed to the Trust. If monthly costs exceed revenues for any conveyance (“excess costs”), such excess costs cannot reduce royalty income from other conveyances, but are carried forward with accrued interest to be recovered from future net proceeds of that conveyance.

The condensed interim financial statements of the Trust differ from financial statements prepared in accordance with accounting principles generally accepted in GAAP because revenues are not accrued in the month of production, expenses are recorded when paid and certain cash reserves may be established for contingencies which would not be accrued in financial statements prepared in accordance with GAAP. Amortization of the Royalties calculated on a unit-of-production basis is charged directly to trust corpus. This comprehensive basis of accounting other than GAAP corresponds to the accounting permitted for royalty trusts by the U.S. Securities and Exchange Commission as specified by Staff Accounting Bulletin Topic 12:E, Financial Statements of Royalty Trusts.

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

3.
NET OVERRIDING ROYALTY INTERESTS AND DISTRIBUTION TO UNITHOLDERS

The amounts to be distributed to Unitholders (“Monthly Distribution Amounts”) are determined on a monthly basis. The Monthly Distribution Amount is an amount equal to the sum of cash received by the Trustee during a calendar month attributable to the Royalties, any reduction in cash reserves and any other cash receipts of the Trust, including interest, reduced by the sum of liabilities paid and any increase in cash reserves. If the Monthly Distribution Amount for any monthly period is a negative number, then the distribution will be zero for such month. To the extent the distribution amount is a negative number, that amount will be carried forward and deducted from future monthly distributions until the cumulative distribution calculation becomes a positive number, at which time a distribution will be made. Unitholders of record will be entitled to receive the calculated Monthly Distribution Amount for each month on or before 10 business days after the monthly record date, which is generally the last business day of each calendar month.

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

As a result of excess costs, there was no royalty income received from Blackbeard for the quarter ended March 31, 2025.

4.
EXCESS COSTS

If monthly costs exceed revenues for the Waddell Ranch properties or Texas Royalty properties, such excess costs must be recovered, with accrued interest, from future net proceeds and cannot reduce net proceeds from the other conveyance. The Waddell Ranch properties did not contribute to royalty income for the months of October 2024 through February 2025, respectively such that the Waddell Ranch properties remain in a deficit position as of March 31, 2025.

The following table summarizes excess costs activity, cumulative excess costs balance, and accrued interest to be recovered as calculated by Blackbeard.

	Underlying Properties	Net to the Trust
Cumulative excess costs remaining at 12/31/2024	$13,623,356	$10,217,517
Net excess costs (recovery) for the quarter ended 3/31/25	$13,918,276	$10,438,707
Cumulative excess costs remaining at 3/31/2025	$27,541,632	$20,656,224
Accrued interest at 3/31/25	$564,855	$423,641
Total remaining to be recovered at 3/31/25	$28,106,487	$21,079,865

5.
FEDERAL INCOME TAXES

For federal income tax purposes, the Trust constitutes a fixed investment trust that is taxed as a grantor trust. A grantor trust is not subject to federal income tax at the trust level. The Unitholders are considered for federal income tax purposes to own the Trust’s income and principal as though no trust were in existence. The income of the Trust is deemed to have been received or accrued by each Unitholder at the time such income is received or accrued by the Trust and not when distributed by the Trust. If the Trust borrows funds to pay liabilities of the Trust, as contemplated in the Trust Indenture, tax-exempt Unitholders could be required to recognize unrelated business taxable income.

6.
STATE TAX CONSIDERATIONS

All revenues from the Trust are from sources within Texas, which does not impose an individual income tax. Texas imposes a franchise tax at a rate of 0.75% on gross revenues less certain deductions, as specifically set forth in the Texas franchise tax statutes. Entities subject to the Texas franchise tax generally include trusts and most other types of entities that provide limited liability protection, unless otherwise exempt. Trusts that receive at least 90% of their federal gross income from certain passive sources, including royalties from mineral properties and other non-operated mineral interest income, and do not receive more than 10% of their income from operating an active trade or business, generally are exempt from the Texas franchise tax as “passive entities.” The Trust has been and expects to continue to be exempt from Texas franchise tax as a passive entity. Because the Trust should be exempt from Texas franchise tax at the Trust level as a passive entity, each Unitholder that is a taxable entity under the Texas franchise tax generally will be required to include its portion of Trust revenues in its own Texas franchise tax computation. This revenue is sourced to Texas under provisions of the Texas Administrative Code providing that such income is sourced according to the principal place of business of the Trust, which is Texas.

Unitholders should consult their tax advisors regarding state tax requirements, if any, applicable to such Unitholder’s ownership of Trust units.

7.
COMMITMENTS AND CONTINGENCIES

Contingencies related to the underlying properties that are unfavorably resolved would generally be reflected by the Trust as reductions to future royalty income payments to the Trust with corresponding reductions to cash distributions to Unitholders. The Trustee maintains an expense reserve, which is currently $1,100,000, that allows the Trustee to pay obligations of the Trust in the event there is not sufficient royalty income to pay such expenses.

8. TRUSTEE FEES

Trustee fees for the period ending March 31, 2025, were $31,365. For the period ending March 31, 2024, Trustee fees were $32,628.

9. SUBSEQUENT EVENTS

Subsequent events were evaluated through the issuance date of the financial statements. Subsequent to March 31, 2025, the Trust declared a distribution on April 17, 2025 of $0.019615 per Unit outstanding payable on May 14, 2025 to Unitholders of record on April 30, 2025.

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

Commodity Prices

The Trust’s income and monthly distributions are heavily influenced by commodity prices. Commodity prices may fluctuate widely in response to (i) relatively minor changes in the supply of and demand for oil and natural gas, (ii) market uncertainty and (iii) a variety of additional factors that are beyond the Trustee’s control. Recently, there has been volatility in oil and natural gas prices due in part to geopolitical conditions in Eastern Europe and the Middle East. In the first half of 2024, the price of oil and gas began to increase over 2023 prices, due to tensions in the Middle East and OPEC cutting oil production; however, the price began to decrease in the third quarter of 2024 due to lower demand. The price of oil hit a high price of $79.28 per barrel on January 17, 2025 and has steadily decreased since that time. As of May 5, 2025 the price of oil was $58.50 per barrel. Factors that may impact future commodity prices, including the price of oil and natural gas, include but are not limited to:

•
political conditions in major oil producing regions, including the conflicts in Eastern Europe and the Middle East
•
worldwide economic and geopolitical conditions;
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

Although the Trustee cannot predict the occurrence of events that may affect future commodity prices or the degree to which these prices will be affected, gas royalty income for a given period generally relates to production three months prior to the period and crude oil royalty income for a given period generally relates to production two months prior to the period and will generally approximate current market prices in the geographic region of the production at the time of production. When crude oil and natural gas prices decline, the Trust is affected in two ways. First, distributable income from the Royalty properties is reduced. Second, exploration and development activity by operators on the Royalty properties may decline as some projects may become uneconomic and are either delayed or eliminated. It is impossible to predict future crude oil and natural gas price movements, and this reduces the predictability of future cash distributions to Unitholders.

Liquidity and Capital Resources

As stipulated in the Trust Indenture, the Trust is intended to be passive in nature, and the Trustee does not have any control over or any responsibility relating to the operation of the underlying properties. The Trustee has powers to collect and distribute proceeds received by the Trust and pay Trust liabilities and expenses and its actions have been limited to those activities. The Trust is a passive entity and other than the Trust’s ability to periodically borrow money as necessary to pay expenses, liabilities and obligations of the

Trust that cannot be paid out of cash held by the Trust, the Trust is prohibited from engaging in borrowing transactions. As a result, other than such borrowings, if any, the Trust has no source of liquidity or capital resources other than the Royalties.

Results of Operations

Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024

For the quarter ended March 31, 2025, royalty income received by the Trust amounted to $3,054,697 compared to royalty income of $6,005,642 during the first quarter of 2024. Due to Blackbeard refusing to provide the Trustee information necessary to calculate the net proceeds as of the NYSE notification date beginning May 2024, pricing information for the Waddell Ranch properties is for December 2024, January and February 2025 (reflecting the period for which proceeds were distributed to Unitholders in the first quarter of 2025). For the Waddell Ranch properties, the average realized oil and gas prices were $68.83 per barrel (Bbl) and $1.66 per thousand cubic feet (Mcf), respectively for the three months ended February 28, 2025, compared to $73.08 and $2.01 for the three months ended March 31, 2024. For the Texas Royalty properties, the average realized oil and gas prices were $68.96 per Bbl and $8.61 per Mcf, respectively for the quarter ended March 31, 2025, compared to $75.17 per Bbl and $9.09 per Mcf, respectively for the quarter ended March 31, 2024. The lower royalty income reported in the three months ended March 31, 2025, compared to the same time period in 2024 is attributable to a deficit position in the first quarter of 2025, resulting in no royalty income being received from the Waddell Ranch properties due to an excess in working interest costs during the first quarter of 2025. No deficit position existed during the first quarter of 2024, and royalty income was received from the Waddell Ranch properties during such period. Blackbeard continues to refuse to provide information regarding monthly net proceeds in time for the monthly distribution announcement.

Interest income for the quarter ended March 31, 2025 was $16,523 compared to $39,048 during the first quarter of 2024. The decrease in interest income is primarily attributable to decreased amounts of funds available for investment. Total expenses during the first quarter of 2025 amounted to $475,008 compared to $552,484 during the first quarter of 2024. The decrease in total expenses can be primarily attributed to the timing of payment of expenses.

These transactions resulted in distributable income for the quarter ended March 31, 2025 of $2,596,212 or $0.06 per Unit outstanding of beneficial interest. Distributions of $0.020510, $0.017144 and $0.018047 per Unit were made to Unitholders of record as of January 31, 2025, February 28, 2025, and March 31, 2025, respectively. For the first quarter of 2024, distributable income was $5,492,206 or $0.12 per Unit outstanding of beneficial interest.

Notwithstanding requests from the Trustee to Blackbeard, the operator of the Waddell Ranch properties, Blackbeard has refused to provide the Trustee information necessary to calculate the net proceeds as of the NYSE notification date beginning May 2024 such that royalty income for the Trust for the first quarter of the calendar year is associated with actual oil and gas production for October, November, and December 2024 for the Waddell Ranch properties from which "Royalties" were carved. Royalty income for the Trust for the first quarter of the calendar year for the Texas Royalty properties is associated with actual oil and gas production from November 2024 through January 2025.

Beginning in May 2024, Blackbeard has also refused to provide production, product sales, capital expenditure, and development information for the Waddell Ranch properties from which the Trust's Royalties are carved for each distribution month, information Blackbeard has previously provided on a monthly basis since Argent Trust Company has become Trustee of the Trust. Blackbeard has opted to provide this information quarterly, approximately 30 days after the end of each fiscal quarter. On April 30, 2025, Blackbeard provided the Trustee a quarterly statement showing the production volumes and computation of net proceeds to the Trust for each month of the quarter ended March 31, 2025. Oil and gas sales attributable to the Royalties and the properties from which the Royalties were carved are as follows:

	Waddell Ranch Properties
	2024 - 2025				2024
	December	January	February	Total	January	February	March	Total
Royalties
Oil sales (Bbls)	200,636	193,737	233,428	627,801	182,538	189,199	190,240	561,977
Gas sales (Mcf)	1,220,898	1,031,786	1,153,901	3,406,586	1,065,556	1,087,466	1,051,211	3,204,233
Properties From Which The Royalties Were Carved:
Oil:
Total oil sales (Bbls)	267,515	258,316	311,237	837,068	243,384	252,265	253,653	749,302
Average per day (Bbls)	8,630	8,333	11,116	9,301	7,851	8,699	8,182	8,234
Average realized price per Bbl	$71.04	$67.81	$67.64	68.83	$76.54	$70.25	$72.45	$73.08
Gas:
Total gas sales (Mcf)	1,627,864	1,375,715	1,538,535	4,542,114	1,420,742	1,449,955	1,401,615	4,272,312
Average per day (Mcf)	52,512	44,378	54,948	50,468	45,830	49,998	45,213	46,948
Average realized price per Mcf	$1.89	$0.77	$2.31	$1.66	$1.55	$2.10	$2.38	$2.01

	Texas Royalty Properties
	2025				2024
	January	February	March	Total	January	February	March	Total
Royalties
Oil sales (Bbls)	14,914	13,469	14,957	43,340	14,965	15,348	14,665	44,978
Gas sales (Mcf)	8,213	8,774	9,462	26,449	8,510	8,483	4,825	21,818
Properties From Which The Royalties Were Carved:
Oil:
Total oil sales (Bbls)	16,839	15,307	16,839	48,985	16,739	17,227	16,538	50,504
Average per day (Bbls)	543	547	543	544	540	615	533	549
Average realized price per Bbl	$67.69	$68.37	$70.81	68.96	$80.33	$73.43	$71.75	75.17
Gas:
Total gas sales (Mcf)	9,283	9,971	10,659	29,913	9,503	9,520	5,430	24,453
Average per day (Mcf)	299	356	344	332	307	340	175	266
Average realized price per Mcf	$9.56	$8.38	$7.88	$8.61	$7.67	$7.93	$11.68	$9.09

Pricing and Production Discussion

For the Waddell Ranch properties, the average realized price of oil decreased to $68.83 per Bbl for the period December 2024 through February 2025 compared to $73.08 per Bbl for the period January through March of 2024 due to worldwide market variables. The average realized price of gas decreased to $1.66 per Mcf for the period December 2024 through February 2025 from $2.01 per Mcf for the period January through March of 2024.

For the Texas Royalty properties, the average realized price of oil decreased to $68.96 per Bbl in the first quarter of 2025, compared to $75.17 per Bbl in the first quarter of 2024 due to worldwide market variables. The average realized price of gas (including natural gas liquids) for the Texas Royalty properties decreased from $9.09 per Mcf in the first quarter of 2024 to $8.61 per Mcf in the first quarter of 2025 in part due to change in overall market variables.

Since the oil and gas sales attributable to the Royalties are based on an allocation formula that is dependent on such factors as price and cost (including capital expenditures), the production amounts in the Royalties section of the above table do not always provide a meaningful comparison. However, for the Texas Royalty properties, oil volumes slightly decreased and gas volumes increased from the underlying properties for the applicable period in 2025 compared to 2024, while for the Waddell Ranch properties, oil volumes and natural gas volumes (including plant products) increased for the applicable period in 2025 compared to 2024.

Blackbeard Capital Expense Discussion

Blackbeard advised the Trustee that capital expenditures for drilling, remedial and maintenance activities on the Waddell Ranch properties during the first quarter of 2025 totaled $47.9 million (gross) as compared to $28.3 million (gross) for the first quarter of 2024. The three months ended March 31, 2025, for the Waddell Ranch properties includes October through December 2024 expenditures only. Blackbeard has not provided updated 2025 capital expenditures budget information and has revoked its consent with respect to previously provided 2024 budget information.

Development information for the Waddell Ranch properties such as well completions, workovers, remedial activities, and plugging and abandonment, was not provided by Blackbeard. This information has previously been provided monthly since Argent Trust Company has become Trustee of the Trust until May 2024.

Blackbeard advised the Trustee that lease operating expenses and property taxes totaled $21.4 million (gross) for the first quarter of 2025, compared to $22.8 million (gross) for the same period in 2024 on the Waddell Ranch properties. The quarter ended March 31, 2025, for the Waddell Ranch properties includes October through December 2024 expenses only.

Calculation of Royalty Income

The Trust’s royalty income is computed as a percentage of the net profit from the operation of the properties in which the Trust owns net overriding royalty interests. The royalty income received and recorded by the Trust was determined by the operator as noted below. These percentages of net profits are 75% and 95% in the case of the Waddell Ranch properties and the Texas Royalty properties, respectively. Royalty income received and available for distribution by the Trust for the three months ended March 31, 2025 and 2024, respectively, was computed as shown in the table below:

	Three Months Ended March 31,
	2025		2024
	WADDELL RANCH PROPERTIES (1)	TEXAS ROYALTY PROPERTIES	WADDELL RANCH PROPERTIES	TEXAS ROYALTY PROPERTIES
Gross proceeds of sales from the Underlying Properties
Oil proceeds	$57,571,976	$3,378,836	$54,725,566	$3,796,343
Gas proceeds	7,687,489	256,333	8,581,077	211,803
Total	65,259,465	3,635,169	63,306,643	4,008,146
Less:
Severance tax:
Oil	2,945,725	129,325	2,473,897	153,038
Gas	76,852	11,688	75,192	4,680
Gathering and Transportation Costs	7,368,268	38,685	6,121,069	31,784
Lease operating expense and property tax:
Oil and gas	21,417,188	240,000	22,788,576	240,000
Capital expenditures	47,934,563	—	28,373,337	—
Total	79,742,596	419,698	59,832,070	429,502
Net profits	(14,483,131)	3,215,471	3,474,573	3,578,644
Net overriding royalty interests	75%	95%	75%	95%
Royalty income	$(10,862,348)	3,054,697	$2,605,929	3,399,712

(1) Due to an NPI deficit, the Waddell Ranch properties did not contribute to royalty income from November 2024 through March 2025.

Critical Accounting Policies and Estimates

A disclosure of critical accounting policies and the more significant judgments and estimates used in the preparation of the Trust’s financial statements is included in Item 7 of the Trust’s Annual Report on Form 10-K for the year ended December 31, 2024. There have been no significant changes to the critical accounting policies during the three months ended March 31, 2025.

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

Item 3. Qualitative and Quantitative Disclosures About Market Risk

The Trust is a passive entity and other than the Trust’s ability to periodically borrow money as necessary to pay expenses, liabilities and obligations of the Trust that cannot be paid out of cash held by the Trust, the Trust is prohibited from engaging in borrowing transactions. The amount of any such borrowings is unlikely to be material to the Trust. The Trust periodically holds short-term investments acquired with funds held by the Trust pending distribution to Unitholders and funds held in reserve for the payment of Trust expenses and liabilities. Because of the short-term nature of these borrowings and investments and certain limitations upon the types of such investments which may be held by the Trust, the Trustee believes that the Trust is not subject to any material interest rate risk. The Trust does not engage in transactions in foreign currencies which could expose the Trust or Unitholders to any foreign currency related market risk. The Trust invests in no derivative financial instruments and has no foreign operations or long- term debt instruments.

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

Item 1A. Risk Factors

Risk factors relating to the Trust are contained in Item 1A of the Trust's Annual Report on Form 10-K for the fiscal year ended December 31, 2024. Except as set forth in such filing, no material change to such risk factors has occurred during the three months ended March 31, 2025.

Items 2 through 4

Not applicable.

Item 5. Other Information

The Trust does not have any directors or officers, and as a result, no such persons adopted or terminated any Rule 10b5-1 trading arrangement or any non-Rule 10b5-1 trading arrangement, as defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

4.1

Permian Basin Amended and Restated Royalty Trust Indenture dated June 20, 2014, between Southland Royalty Company (now Burlington Resources Oil & Gas Company LP) and The First National Bank of Fort Worth (now Argent Trust Company), as Trustee, heretofore filed as Exhibit 4.1 to the Trust’s Quarterly Report on Form 10-Q to the Securities and Exchange Commission for the quarterly period ended June 30, 2014, is incorporated herein by reference. *

4.2

Amendment No. 1 to the Amended and Restated Royalty Trust Indenture of Permian Basin Royalty Trust, dated May 4, 2022, heretofore filed as Exhibit 4.1 to the Trust’s Form 8-K to the Securities and Exchange Commission filed on May 6, 2022, is incorporated herein by reference. *

4.3

Net Overriding Royalty Conveyance (Permian Basin Royalty Trust) from Southland Royalty Company (now Burlington Resources Oil & Gas Company LP) to The First National Bank of Fort Worth (now Argent Trust Company), as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit (4)(b) to the Trust’s Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980, is incorporated herein by reference. * (P)

4.4

Net Overriding Royalty Conveyance (Permian Basin Royalty Trust) from Southland Royalty Company (now Burlington Resources Oil & Gas Company LP) to The First National Bank of Fort Worth (now Argent Trust Company), as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit (4)(b) to the Trust’s Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980, is incorporated herein by reference. * (P)

31.1

Certification by Jana Egeler, Vice President of Argent Trust Company, Trustee of Permian Basin Royalty Trust, dated May 14, 2025, and submitted pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate by Argent Trust Company, Trustee of Permian Basin Royalty Trust, dated May 14, 2025 and submitted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

* A copy of this Exhibit is available to any Unitholder, at the actual cost of reproduction, upon written request to the Trustee, Argent Trust Company, 3838 Oak Lawn Avenue, Suite 1720, Dallas, Texas 75219.

(P)
Paper exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ARGENT TRUST COMPANY, TRUSTEE FOR THE PERMIAN BASIN ROYALTY TRUST

Date: May 14, 2025	By:	/s/ JANA EGELER
Jana Egeler
Vice President

(The Trust has no directors or executive Officers.)