Form 10-Q
period 2025-06-30
PERMIAN BASIN ROYALTY TRUST
filed 2025-08-13
CIK 319654

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

Number of units of beneficial interest outstanding at August 13, 2025: 46,608,796

PERMIAN BASIN ROYALTY TRUST

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The condensed interim financial statements included herein have been prepared by Argent Trust Company as Trustee for the Permian Basin Royalty Trust (the “Trust”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed interim financial statements and notes thereto be read in conjunction with the financial statements and the notes thereto included in the Trust’s latest annual report on Form 10-K. In the opinion of the Trustee, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the assets, liabilities and trust corpus of the Trust as of June 30, 2025, and the distributable income and the changes in trust corpus for the three and six months ended June 30, 2025 and 2024, have been included. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year. Unless specified otherwise, all amounts included herein are presented in US dollars.

The unaudited condensed interim financial statements as of the three and six months ended June 30, 2025 and 2024, included herein, have been reviewed by Weaver and Tidwell, L.L.P., an independent registered public accounting firm, as stated in their report appearing herein, which does not express an opinion on those condensed financial statements.

Report of Independent Registered Public Accounting Firm

To the Unitholders of Permian Basin Royalty Trust

and Argent Trust Company, Trustee

Results of Review of Condensed Interim Financial Statements

We have reviewed the accompanying condensed statements of assets, liabilities and trust corpus of Permian Basin Royalty Trust (the Trust) as of June 30, 2025 and the related condensed statements of distributable income and changes in trust corpus for the three-month and six-month periods ended June 30, 2025 and 2024, and the related notes (collectively referred to as the “condensed interim financial statements”). Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed interim financial statements for them to be in conformity with the modified cash basis of accounting, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America.

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

WEAVER AND TIDWELL, L.L.P.

Houston, Texas

August 13, 2025

PERMIAN BASIN ROYALTY TRUST

CONDENSED INTERIM STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	June 30, 2025 (Unaudited)	December 31, 2024
ASSETS
Cash and short-term investments	$1,704,817	$2,122,585
Net overriding royalty interests in producing oil and gas properties (net of accumulated amortization of $10,812,094 and $10,810,809 at June 30, 2025 and December 31, 2024, respectively)	163,122	164,407
TOTAL ASSETS	$1,867,939	$2,286,992
LIABILITIES AND TRUST CORPUS
Distribution payable to Unitholders	$604,817	$1,022,585
Commitments and reserves for contingencies (Note 7)	1,100,000	1,100,000
Total Liabilities	$1,704,817	$2,122,585
Trust corpus – 46,608,796 Units of beneficial interest authorized and outstanding	163,122	164,407
TOTAL LIABILITIES AND TRUST CORPUS	$1,867,939	$2,286,992

The accompanying notes are an integral part of these condensed interim financial statements.

PERMIAN BASIN ROYALTY TRUST

CONDENSED INTERIM STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024
Royalty income	$3,089,889	$8,803,389
Interest income	15,751	29,106
Total Income	3,105,640	8,832,495
General and administrative expenditures	(708,385)	(395,807)
Distributable income	$2,397,255	$8,436,688
Distributable income per Unit (46,608,796 Units outstanding)	$0.05	$0.18

The accompanying notes are an integral part of these condensed interim financial statements.

	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
Royalty income	$6,144,586	$14,809,031
Interest income	32,274	68,153
Total Income	6,176,860	14,877,184
General and administrative expenditures	(1,183,393)	(948,290)
Distributable income	$4,993,467	$13,928,894
Distributable income per Unit (46,608,796 Units outstanding)	$0.11	$0.30

The accompanying notes are an integral part of these condensed interim financial statements.

PERMIAN BASIN ROYALTY TRUST

CONDENSED INTERIM STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024
Trust corpus, beginning of period	$163,765	$209,625
Amortization of net overriding royalty interests	(643)	(12,000)
Distributable income	2,397,255	8,436,688
Distributions declared	(2,397,255)	(8,436,688)
Total Trust Corpus, end of period	$163,122	$197,625
Distributions per Unit (46,608,796 Units outstanding)	$0.05	$0.18

The accompanying notes are an integral part of these condensed interim financial statements.

	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
Trust corpus, beginning of period	$164,407	$221,474
Amortization of net overriding royalty interests	(1,285)	(23,849)
Distributable income	4,993,467	13,928,894
Distributions declared	(4,993,467)	(13,928,894)
Total Trust Corpus, end of period	$163,122	$197,625
Distributions per Unit (46,608,796 Units outstanding)	$0.11	$0.30

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

On January 9, 2014, Bank of America N.A. (as successor to The First National Bank of Fort Worth) gave notice to the holders of units (the “Unitholders”) that it would be resigning as trustee of the Trust subject to certain conditions that included the appointment of Southwest Bank as successor trustee. At a Special Meeting of Trust Unitholders, the Unitholders approved the appointment of Southwest Bank as successor trustee of the Trust once the resignation of Bank of America N.A. took effect and also approved certain amendments to the Trust Indenture. The effective date of Bank of America N.A.’s resignation and the effective date of Southwest Bank’s appointment as successor trustee was August 29, 2014. Effective October 19, 2017, Simmons First National Corporation (“SFNC”) completed its acquisition of First Texas BHC, Inc., the parent company of Southwest Bank. SFNC is the parent company of Simmons Bank. SFNC merged Southwest Bank with Simmons Bank effective February 20, 2018.

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

2.
ACCOUNTING POLICIES

Basis of Accounting

The condensed interim financial statements of the Trust are prepared on the following modified cash basis of accounting and are not intended to present financial position and results of operations in conformity with accounting principles generally accepted in the United States of America (“GAAP”):

•
Royalty income recorded for a month is the amount computed and paid to the Trustee on behalf of the Trust by the interest owners. Royalty income consists of the amounts received and available for distribution by the owners of the interest burdened by the Royalties from the sale of production less accrued production costs, development and drilling costs, applicable taxes, operating charges and other costs and deductions multiplied by 75% in the case of the Waddell Ranch properties and 95% in the case of the Texas Royalty properties. Royalty income for the Waddell Ranch properties was not received for the three and six months ended June 30, 2025.
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

Contingencies

Contingencies related to the properties from which the royalties are carved (“Underlying Properties”) that are unfavorably resolved would generally be reflected by the Trust as reductions to future royalty income payments to the Trust with corresponding reductions to cash distributions to Unitholders.

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

As a result of excess costs, there was no royalty income received from Blackbeard for the three and six months ended June 30, 2025.

4.
EXCESS COSTS

If monthly costs exceed revenues for the Waddell Ranch properties or Texas Royalty properties, such excess costs must be recovered, with accrued interest, from future net proceeds and cannot reduce net proceeds from the other conveyance. The Waddell Ranch properties did not contribute to royalty income for the reporting months of October 2024 through May 2025 (due to Blackbeard’s reporting being one month in arrears), such that the Waddell Ranch properties remain in a deficit position as of June 30, 2025.

The following table summarizes excess costs activity, cumulative excess costs balance, and accrued interest to be recovered as calculated by Blackbeard.

	Underlying Properties	Net to the Trust
Cumulative excess costs remaining at 12/31/2024	$13,623,356	$10,217,517
Net excess costs (recovery) for the quarter ended 3/31/25	13,918,276	10,438,707
Net excess costs (recovery) for the quarter ended 6/30/25	8,337,807	6,253,355
Cumulative excess costs remaining at 6/30/2025	$35,879,439	$26,909,579
Accrued interest at 6/30/25	1,178,543	883,907
Total remaining to be recovered at 6/30/25	$37,057,982	$27,793,486

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

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law. The OBBBA includes significant federal income tax provisions, such as the permanent extension of the income tax rates set by the Tax Cuts and Jobs Act, the continued
suspension of miscellaneous itemized deductions and the restoration of favorable tax treatment for certain business provisions.

The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. Unitholders should consult their tax advisors regarding the potential tax consequences of the OBBBA and its impact on such person’s ownership of Units.

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

Unitholders should consult their tax advisors regarding state tax requirements, if any, applicable to such Unitholder’s ownership of Units.

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

8. TRUSTEE FEES

Trustee fees for the three month periods ending June 30, 2025 and June 30, 2024, were $29,136 and $35,922, respectively. For the six months ended June 30, 2025 and 2024, Trustee fees were $60,501 and $68,549, respectively.

9. SUBSEQUENT EVENTS

Subsequent events were evaluated through the issuance date of the financial statements. Subsequent to June 30, 2025, the Trust declared a distribution on July 21, 2025 of $0.015311 per Unit outstanding payable on August 14, 2025 to Unitholders of record on July 31, 2025.

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

Commodity Prices

The Trust’s income and monthly distributions are heavily influenced by commodity prices. Commodity prices may fluctuate widely in response to (i) relatively minor changes in the supply of and demand for oil and natural gas, (ii) market uncertainty and (iii) a variety of additional factors that are beyond the Trustee’s control. Recently, there has been volatility in oil and natural gas prices due in part to geopolitical conditions in Eastern Europe and the Middle East. In the first half of 2024, the price of oil and gas began to increase over 2023 prices, due to tensions in the Middle East and OPEC cutting oil production; however, the price began to decrease in the third quarter of 2024 due to lower demand. The price of oil hit a high price of $79.28 per barrel on January 17, 2025 and steadily decreased through May 2025. Since that time, the price of oil has increased slightly such that as of July 28, 2025 the price of oil was $67.81 per barrel. Factors that may impact future commodity prices, including the price of oil and natural gas, include but are not limited to:

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

Results of Operations

Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024

For the quarter ended June 30, 2025, royalty income received by the Trust amounted to $3,089,889 compared to royalty income of $8,803,389 during the second quarter of 2024. Due to Blackbeard refusing to provide the Trustee information necessary to calculate the net proceeds as of the NYSE notification date beginning May 2024, pricing information for the Waddell Ranch properties is for March, April and May 2025 (reflecting the period for which proceeds would have been distributed to Unitholders in the second quarter of 2025). For the Waddell Ranch properties, the average realized oil and gas prices were $70.27 per barrel (Bbl) and $2.41 per thousand cubic feet (Mcf), respectively for the three months ended May 31, 2025, compared to $73.40 and $1.83 for the months of April and May 2024 (reflecting the two months for which proceeds were distributed to Unitholders in the second quarter of 2024). The average realized price of gas was calculated by dividing the total gas and plant product sales by the total gas and plant product volumes (converted to an Mcf equivalent). For the Texas Royalty properties, the average realized oil and gas prices were $68.61 per Bbl and $10.15 per Mcf, respectively for the quarter ended June 30, 2025, compared to $78.00 per Bbl and $10.04 per Mcf, respectively for the quarter ended June 30, 2024. The lower royalty income reported in the three months ended June 30, 2025, compared to the same time period in 2024 is attributable to a deficit position in the second quarter of 2025, resulting in no royalty income being received from the Waddell Ranch properties due to an excess in working interest costs during the second quarter of 2025. No deficit position existed during the second quarter of 2024, and royalty income was received from the Waddell Ranch properties during such period. Blackbeard continues to refuse to provide information regarding monthly net proceeds in time for the monthly distribution announcement.

Interest income for the quarter ended June 30, 2025 was $15,751 compared to $29,106 during the second quarter of 2024. The decrease in interest income is primarily attributable to decreased amounts of funds available for investment. Total expenses during the second quarter of 2025 amounted to $708,385 compared to $395,807 during the second quarter of 2024. The increase in total expenses can be primarily attributed to increased expenses for professional services associated with legal proceedings with Blackbeard.

These transactions resulted in distributable income for the quarter ended June 30, 2025 of $2,397,255 or $0.05 per Unit outstanding of beneficial interest. Distributions of $0.019615, $0.018841 and $0.012976 per Unit were made to Unitholders of record as of April 30, 2025, May 31, 2025, and June 30, 2025, respectively. For the second quarter of 2024, distributable income was $8,436,688 or $0.18 per Unit outstanding of beneficial interest.

Notwithstanding requests from the Trustee to Blackbeard, the operator of the Waddell Ranch properties, Blackbeard has refused to provide the Trustee information necessary to calculate the net proceeds as of the NYSE notification date beginning May 2024 such that royalty income for the Trust for the second quarter of the calendar year is associated with actual oil and gas production for January, February, and March 2025 for the Waddell Ranch properties from which "Royalties" were carved. Royalty income for the Trust for the second quarter of the calendar year for the Texas Royalty properties is associated with actual oil and gas production from February, March, and April 2025.

Beginning in May 2024, Blackbeard has also refused to provide production, product sales, capital expenditure, and development information for the Waddell Ranch properties from which the Trust's Royalties are carved for each distribution month, information Blackbeard has previously provided on a monthly basis since Argent Trust Company has become Trustee of the Trust. Blackbeard has opted to provide this information quarterly, approximately 30 days after the end of each fiscal quarter. On July 30, 2025, Blackbeard provided the Trustee a quarterly statement showing the production volumes and computation of net proceeds to the Trust for each month of the quarter ended June 30, 2025. For the quarter ended June 30, 2024, only the months of April and May are shown below, as those were the only two months for which the Trust received information in time to distribute proceeds for the Waddell Ranch properties during the second quarter of 2024. Oil and gas sales attributable to the Royalties and the properties from which the Royalties were carved are as follows:

	Waddell Ranch Properties
	2025				2024
	March	April	May	Total	April	May	Total
Royalties
Oil sales (Bbls)	247,367	245,459	276,448	769,274	182,168	191,222	373,390
Gas sales (Mcf)	1,168,967	1,158,514	1,331,903	3,659,384	1,046,589	1,122,492	2,169,081
Properties From Which The Royalties Were Carved:
Oil:
Total oil sales (Bbls)	329,823	327,279	368,597	1,025,699	242,891	254,963	497,854
Average per day (Bbls)	10,639	10,909	11,890	11,397	7,835	8,792	8,162
Average realized price per Bbl	$73.03	$70.87	$66.90	70.27	$76.54	$70.25	$73.40
Gas:
Total gas sales (Mcf)	1,558,623	1,544,685	1,775,871	4,879,179	1,395,453	1,496,656	2,892,109
Average per day (Mcf)	50,278	51,490	57,286	54,213	45,015	51,609	47,412
Average realized price per Mcf	$3.03	$2.71	$1.61	$2.41	$1.55	$2.10	$1.83

	Texas Royalty Properties
	2025				2024
	April	May	June	Total	April	May	June	Total
Royalties
Oil sales (Bbls)	15,292	13,619	14,430	43,341	15,152	14,569	14,339	44,060
Gas sales (Mcf)	8,991	9,894	8,278	27,163	8,744	6,865	6,173	21,782
Properties From Which The Royalties Were Carved:
Oil:
Total oil sales (Bbls)	17,157	15,442	16,367	48,966	17,006	16,335	16,053	49,394
Average per day (Bbls)	572	498	546	544	567	527	535	543
Average realized price per Bbl	$71.97	$68.39	$65.46	68.61	$73.77	$78.00	$82.22	78.00
Gas:
Total gas sales (Mcf)	10,093	11,198	9,392	30,683	9,815	7,699	6,912	24,426
Average per day (Mcf)	336	361	313	341	327	248	230	268
Average realized price per Mcf	$11.54	$9.42	$9.48	$10.15	$8.76	$11.16	$10.63	$10.04

Pricing and Production Discussion

For the Waddell Ranch properties, the average realized price of oil decreased to $70.27 per Bbl for the production months of January through March 2025 compared to $73.40 per Bbl for February and March of 2024 due to worldwide market variables. The average realized price of gas increased to $2.41 per Mcf for the production months of January through March 2025 from $1.83 per Mcf for the production months of February and March of 2024.

For the Texas Royalty properties, the average realized price of oil decreased to $68.61 per Bbl in the second quarter of 2025, compared to $78.00 per Bbl in the second quarter of 2024 due to worldwide market variables. The average realized price of gas (including natural gas liquids) for the Texas Royalty properties increased from $10.04 per Mcf in the second quarter of 2024 to $10.15 per Mcf in the second quarter of 2025 in part due to change in overall market variables.

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

Blackbeard Capital Expense Discussion

Blackbeard advised the Trustee that capital expenditures for drilling, remedial and maintenance activities on the Waddell Ranch properties during the second quarter of 2025 totaled $61.3 million (gross) as compared to $15.6 million (gross) for the second quarter of 2024. The three months ended June 30, 2025, for the Waddell Ranch properties includes January through March 2025 expenditures, whereas the three months ended June 30, 2024 includes April and May 2024 expenditures only. Blackbeard has not provided updated 2025 capital expenditures budget information.

Development information for the Waddell Ranch properties such as well completions, workovers, remedial activities, and plugging and abandonment, was not provided by Blackbeard. This information has previously been provided monthly since Argent Trust Company has become Trustee of the Trust until May 2024.

Blackbeard advised the Trustee that lease operating expenses and property taxes totaled $19.8 million (gross) for the second quarter of 2025, compared to $14.7 million (gross) for the same period in 2024 on the Waddell Ranch properties. The quarter ended June 30, 2025, for the Waddell Ranch properties includes January through March 2025 expenditures, whereas the three months ended June 30, 2024 includes April and May 2024 expenditures only.

Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024

For the six months ended June 30, 2025, royalty income received by the Trust amounted to $6,144,586 compared to royalty income of $14,809,031 for the six months ended June 30, 2024. Due to Blackbeard refusing to provide the Trustee information necessary to calculate the net proceeds as of the NYSE notification date beginning May 2024, pricing information for the Waddell Ranch properties is for the six month period of December 2024 through May 2025 (reflecting the period for which proceeds would have been distributed to Unitholders in the first six months of 2025). The average realized oil and gas prices for the Waddell Ranch properties were $69.55 per Bbl and $2.06 per Mcf, respectively for the six months ended June 30, 2025 compared to $74.75 per Bbl and $1.87 per Mcf for the six months ended June 30, 2024. For the Texas Royalty properties, the average realized oil and gas prices were $68.78 per Bbl and $9.36 per Mcf, respectively for the six months ended June 30, 2025 compared to $76.53 per Bbl and $9.35 per Mcf, respectively for the six months ended June 30, 2024. The decrease in royalty income reported in the six months ended June 30, 2025 compared to the six months ended June 30, 2024 is attributable to the deficit position of the Waddell Ranch properties due to an excess in working interest costs during the first six months of 2025. No deficit position existed during the first six months of 2024 and royalty income was received from the Waddell Ranch properties for the months of January through May of 2024.

Interest income for the six months ended June 30, 2025, was $32,274 compared to $68,153 during the six months ended June 30, 2024. The decrease in interest income is primarily attributable to a decrease in the amounts of funds available for investment and the length of time of such investment. Total expenses during the six months ended June 30, 2025, amounted to $1,183,393 compared to $948,290 during the six months ended June 30, 2024. The increase in total expenses can be primarily attributed to increased expenses for professional services associated with legal proceedings with Blackbeard.

These transactions resulted in distributable income for the six months ended June 30, 2025 of $4,993,467, or $0.11 per Unit. For the six months ended June 30, 2024, distributable income was $13,928,894 or $0.30 per Unit.

Notwithstanding requests from the Trustee to Blackbeard, the operator of the Waddell Ranch properties, Blackbeard has refused to provide the Trustee information necessary to calculate the net proceeds as of the NYSE notification date beginning May 2024 such that royalty income for the Trust for the first six months of the calendar year is associated with actual oil and gas production for October 2024 through March 2025 for the Waddell Ranch properties from which "Royalties" were carved. Royalty income for the Trust for the first six months of the calendar year for the Texas Royalty properties is associated with actual oil and gas production from November 2024 through April 2025.

Beginning in May 2024, Blackbeard has also refused to provide production, product sales, capital expenditure, and development information for the Waddell Ranch properties from which the Trust's Royalties are carved for each distribution month, information Blackbeard has previously provided on a monthly basis since Argent Trust Company has become Trustee of the Trust. Blackbeard has opted to provide this information quarterly, approximately 30 days after the end of each fiscal quarter. On July 30, 2025, Blackbeard provided the Trustee a quarterly statement showing the production volumes and computation of net proceeds to the Trust for each month of the quarter ended June 30, 2025. Oil and gas sales attributable to the Royalties and the properties from which the Royalties were carved are as follows:

	For the Six Months Ended June 30,
	2025		2024
	WADDELL RANCH PROPERTIES(1)	TEXAS ROYALTY PROPERTIES	WADDELL RANCH PROPERTIES	TEXAS ROYALTY PROPERTIES
Royalties
Oil sales (Bbls)	1,397,075	86,681	935,368	89,038
Gas sales (Mcf)	7,065,970	53,612	5,373,315	43,600
Properties From Which The Royalties Were Carved:
Oil:
Total oil sales (Bbls)	1,862,767	97,951	1,247,157	99,898
Average per day (Bbls)	10,235	541	8,205	549
Average price per Bbl	$69.55	$68.78	74.75	$76.53
Gas:
Total gas sales (Mcf)	9,421,293	60,596	7,164,420	48,879
Average per day (Mcf)	51,765	335	47,134	269
Average price per Mcf	$2.06	$9.36	$1.87	$9.35

(1) Due to the timing of information received from Blackbeard, information reflects Royalty income received by the Trust during the six-month period of December 2024 through May 2025. See Note 2 to the Condensed Financial Statements.

Pricing and Production Discussion

Production and pricing information for the Waddell Ranch properties is shown for the months of December 2024 through May 2025. The average realized price of oil decreased to $69.55 per Bbl for December 2024 through May 2025 compared to $74.75 per Bbl for the five month period ended May 31, 2024 due to worldwide market variables. The average realized price of gas for the six months ended May 31, 2025, was $2.06 per Mcf an increase from $1.87 for the five month period ending May 31, 2024.

For the Texas Royalty properties, the average realized price of oil decreased to $68.78 per Bbl for the six months ended June 30, 2025, compared to $76.53 per Bbl for the same period of 2024 due to worldwide market variables. The average realized price of gas (including natural gas liquids) for the Texas Royalty properties increased from $9.35 per Mcf in the six months ended June 30, 2024 to $9.36 per Mcf in the same period of 2025 due to change in overall market variables.

Since the oil and gas sales attributable to the Royalties are based on an allocation formula that is dependent on such factors as price and cost (including capital expenditures), the production amounts in the Royalties section of the above table do not provide a meaningful comparison. However, for the Texas Royalty properties, oil sales volumes decreased slightly and gas sales volumes increased for the properties from which the Royalties are carved for the applicable period of 2025 compared to 2024, while for the Waddell Ranch properties, oil and natural gas volumes (including plant products) increased for the applicable period in 2025 compared to 2024.

Blackbeard Capital Expense Discussion

Capital expenditures for drilling, remedial and maintenance activities on the Waddell Ranch properties for the six months ended June 30, 2025 totaled $109.2 million (gross). For the six months ended June 30, 2024, capital expenditures were $43.9 million (gross) to the Trust. The six months ended June 30, 2025 for the Waddell Ranch properties includes December 2024 through May 2025 expenditures and the six months ended June 30, 2024 include the five months of January through May 2024.

Development information for the Waddell Ranch properties, such as well activity, completions, workovers, remedial activities, and plugging and abandonment, was not provided by Blackbeard. This information has previously been provided on a monthly basis since Argent Trust Company has become Trustee of the Trust until May 2024.

Lease operating expenses and property taxes totaled $41.2 million (gross) for the six months ended June 30, 2025, compared to $37.5 million (gross) for the same period in 2024. The six months ended June 30, 2025, for the Waddell Ranch properties only includes December 2024 through May 2025 expenses and taxes and the 2024 expenses and taxes include the months of January through May 2024.

Calculation of Royalty Income

The Trust’s royalty income is computed as a percentage of the net profit from the operation of the properties in which the Trust owns net overriding royalty interests. The royalty income received and recorded by the Trust was determined by the operator as noted below. These percentages of net profits are 75% and 95% in the case of the Waddell Ranch properties and the Texas Royalty properties, respectively. Royalty income received and available for distribution by the Trust for the three months ended June 30, 2025 and 2024, respectively, was computed as shown in the table below:

	Three Months Ended June 30,
	2025		2024
	WADDELL RANCH PROPERTIES (1)	TEXAS ROYALTY PROPERTIES	WADDELL RANCH PROPERTIES	TEXAS ROYALTY PROPERTIES
Gross proceeds of sales from the Underlying Properties
Oil proceeds	$71,937,685	$3,362,228	$38,486,468	$3,848,548
Gas proceeds	11,755,670	310,899	4,811,189	245,355
Total	83,693,355	3,673,127	43,297,657	4,093,903
Less:
Severance tax:
Oil	3,315,545	137,047	1,749,807	148,632
Gas	219,485	11,380	52,354	9,991
Gathering and Transportation Costs	8,013,849	32,185	4,178,629	37,642
Lease operating expense and property tax:
Oil and gas	19,815,512	240,000	14,661,781	240,000
Capital expenditures	61,280,461	—	15,550,243	—
Total	92,644,852	420,612	36,192,814	436,265
Net profits	(8,951,497)	3,252,515	7,104,843	3,657,638
Net overriding royalty interests	75%	95%	75%	95%
Royalty income	$(6,713,623)	3,089,889	$5,328,632	3,474,756

(1) Due to an NPI deficit, the Waddell Ranch properties did not contribute to royalty income from November 2024 through June 2025.

Critical Accounting Policies and Estimates

A disclosure of critical accounting policies and the more significant judgments and estimates used in the preparation of the Trust’s financial statements is included in Item 7 of the Trust’s Annual Report on Form 10-K for the year ended December 31, 2024. There have been no significant changes to the critical accounting policies during the six months ended June 30, 2025.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On May 27, 2025, the Trustee announced that it had filed a Second Amended Petition in the District Court of Tarrant County, Texas in connection with its lawsuit against Blackbeard, the operator of properties in Waddell Ranch, in Crane County, Texas, in which the Trust holds a 75% net overriding royalty. On May 8, 2024, the Trustee announced that it had initiated the lawsuit by filing a petition in the District Court of Tarrant County, Texas, and on June 10, 2024, Blackbeard filed its original answer and counterclaim to the lawsuit. The trial date in the District Court of Tarrant County is scheduled for November 17, 2025, 8:30 a.m., Central Time. Discovery is ongoing.

Under the Second Amended Petition, the Trustee seeks to recover more than $9 million in damages to the Trust it alleges result from Blackbeard’s failure to properly calculate and pay royalties due and owing to the Trust. Specifically, the Trustee alleges that Blackbeard impermissibly calculated and deducted overhead costs, labor expenses, and saltwater disposal fees. The Trustee also claims Blackbeard failed to pay on all volumes of oil, gas, and other minerals produced by Blackbeard from the relevant lands and failed to provide annual reports required by the Conveyance. The claims relate to the April 2020 through December 2023 production months. A joint venture audit of the 2024 production months is underway, and the Trustee reserved the right in the petition to bring any additional claims revealed by such audit. Certain additional claims raised in the Trustee’s original and first amended petitions have been resolved through prior joint venture audits.

Except as described above, there are no material pending legal proceedings to which the Trust is a party or of which any of its property is the subject.

Item 1A. Risk Factors

Risk factors relating to the Trust are contained in Item 1A of the Trust's Annual Report on Form 10-K for the fiscal year ended December 31, 2024. Except as set forth in such filing, no material change to such risk factors has occurred during the six months ended June 30, 2025.

Items 2 through 4

Not applicable.

Item 5. Other Information

The Trust does not have any directors or officers, and as a result, no such persons adopted or terminated any Rule 10b5-1 trading arrangement or any non-Rule 10b5-1 trading arrangement, as defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

4.1

Permian Basin Amended and Restated Royalty Trust Indenture dated June 20, 2014, between Southland Royalty Company (now Burlington Resources Oil & Gas Company LP) and The First National Bank of Fort Worth (now Argent Trust Company), as Trustee, heretofore filed as Exhibit 4.1 to the Trust’s Quarterly Report on Form 10-Q to the Securities and Exchange Commission for the quarterly period ended June 30, 2014, is incorporated herein by reference. *

4.2

Amendment No. 1 to the Amended and Restated Royalty Trust Indenture of Permian Basin Royalty Trust, dated May 4, 2022, heretofore filed as Exhibit 4.1 to the Trust’s Form 8-K to the Securities and Exchange Commission filed on May 6, 2022, is incorporated herein by reference. *

4.3

Net Overriding Royalty Conveyance (Permian Basin Royalty Trust) from Southland Royalty Company (now Burlington Resources Oil & Gas Company LP) to The First National Bank of Fort Worth (now Argent Trust Company), as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit (4)(b) to the Trust’s Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980, is incorporated herein by reference. * (P)

4.4

Net Overriding Royalty Conveyance (Permian Basin Royalty Trust) from Southland Royalty Company (now Burlington Resources Oil & Gas Company LP) to The First National Bank of Fort Worth (now Argent Trust Company), as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit (4)(b) to the Trust’s Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980, is incorporated herein by reference. * (P)

31.1

Certification by Jana Egeler, Vice President of Argent Trust Company, Trustee of Permian Basin Royalty Trust, dated August 13, 2025, and submitted pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate by Argent Trust Company, Trustee of Permian Basin Royalty Trust, dated August 13, 2025 and submitted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

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

ARGENT TRUST COMPANY, TRUSTEE FOR THE PERMIAN BASIN ROYALTY TRUST

Date: August 13, 2025	By:	/s/ JANA EGELER
Jana Egeler
Vice President

(The Trust has no directors or executive Officers.)