Form 10-Q
period 2025-09-30
PERMIAN BASIN ROYALTY TRUST
filed 2025-11-13
CIK 319654

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

Number of units of beneficial interest outstanding at November 13, 2025: 46,608,796

PERMIAN BASIN ROYALTY TRUST

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The condensed interim financial statements included herein have been prepared by Argent Trust Company as Trustee for the Permian Basin Royalty Trust (the “Trust”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed interim financial statements and notes thereto be read in conjunction with the financial statements and the notes thereto included in the Trust’s latest annual report on Form 10-K. In the opinion of the Trustee, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the assets, liabilities and trust corpus of the Trust as of September 30, 2025, and the distributable income and the changes in trust corpus for the three and nine months ended September 30, 2025 and 2024, have been included. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year. Unless specified otherwise, all amounts included herein are presented in US dollars.

The unaudited condensed interim financial statements as of the three and nine months ended September 30, 2025 and 2024, included herein, have been reviewed by Weaver and Tidwell, L.L.P., an independent registered public accounting firm, as stated in their report appearing herein, which does not express an opinion on those condensed financial statements.

Report of Independent Registered Public Accounting Firm

To the Unitholders of Permian Basin Royalty Trust

and Argent Trust Company, Trustee

Results of Review of Condensed Interim Financial Statements

We have reviewed the accompanying condensed statements of assets, liabilities and trust corpus of Permian Basin Royalty Trust (the Trust) as of September 30, 2025 and the related condensed statements of distributable income and changes in trust corpus for the three-month and nine-month periods ended September 30, 2025 and 2024, and the related notes (collectively referred to as the “condensed interim financial statements”). Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed interim financial statements for them to be in conformity with the modified cash basis of accounting, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America.

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

WEAVER AND TIDWELL, L.L.P.

Houston, Texas

November 13, 2025

PERMIAN BASIN ROYALTY TRUST

CONDENSED INTERIM STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	September 30, 2025 (Unaudited)	December 31, 2024
ASSETS
Cash and short-term investments	$6,493,208	$2,122,585
Net overriding royalty interests in producing oil and gas properties (net of accumulated amortization of $10,812,793 and $10,810,809 at September 30, 2025 and December 31, 2024, respectively)	162,423	164,407
TOTAL ASSETS	$6,655,631	$2,286,992
LIABILITIES AND TRUST CORPUS
Distribution payable to Unitholders (Note 3)	$5,393,208	$1,022,585
Commitments and reserves for contingencies (Note 7)	1,100,000	1,100,000
Total Liabilities	$6,493,208	$2,122,585
Trust corpus – 46,608,796 Units of beneficial interest authorized and outstanding	162,423	164,407
TOTAL LIABILITIES AND TRUST CORPUS	$6,655,631	$2,286,992

The accompanying notes are an integral part of these condensed interim financial statements.

PERMIAN BASIN ROYALTY TRUST

CONDENSED INTERIM STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024
Royalty income (Note 3)	$7,258,464	$8,366,375
Interest income	15,049	54,534
Total Income	7,273,513	8,420,909
General and administrative expenditures	(411,626)	(367,625)
Distributable income	$6,861,887	$8,053,284
Distributable income per Unit (46,608,796 Units outstanding)	$0.15	$0.17

The accompanying notes are an integral part of these condensed interim financial statements.

	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
Royalty income (Note 3)	$13,403,049	$23,175,406
Interest income	47,324	122,688
Total Income	13,450,373	23,298,094
General and administrative expenditures	(1,595,019)	(1,315,916)
Distributable income	$11,855,354	$21,982,178
Distributable income per Unit (46,608,796 Units outstanding)	$0.25	$0.47

The accompanying notes are an integral part of these condensed interim financial statements.

PERMIAN BASIN ROYALTY TRUST

CONDENSED INTERIM STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024
Trust corpus, beginning of period	$163,122	$197,625
Amortization of net overriding royalty interests	(699)	(12,000)
Distributable income	6,861,887	8,053,284
Distributions declared	(6,861,887)	(8,053,284)
Total Trust Corpus, end of period	$162,423	$185,625
Distributions per Unit (46,608,796 Units outstanding)	$0.15	$0.17

The accompanying notes are an integral part of these condensed interim financial statements.

	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
Trust corpus, beginning of period	$164,407	$221,474
Amortization of net overriding royalty interests	(1,984)	(35,849)
Distributable income	11,855,354	21,982,178
Distributions declared	(11,855,354)	(21,982,178)
Total Trust Corpus, end of period	$162,423	$185,625
Distributions per Unit (46,608,796 Units outstanding)	$0.25	$0.47

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

2.
ACCOUNTING POLICIES

Basis of Accounting

The condensed interim financial statements of the Trust are prepared on the following modified cash basis of accounting and are not intended to present financial position and results of operations in conformity with accounting principles generally accepted in the United States of America (“GAAP”):

•
Royalty income recorded for a month is the amount computed and paid to the Trustee on behalf of the Trust by the interest owners. Royalty income consists of the amounts received and available for distribution by the owners of the interest burdened by the Royalties from the sale of production less accrued production costs, development and drilling costs, applicable taxes, operating charges and other costs and deductions multiplied by 75% in the case of the Waddell Ranch properties and 95% in the case of the Texas Royalty properties. Royalty income for the Waddell Ranch properties was not received for the three and nine months ended September 30, 2025.
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

As of May 2024, Blackbeard, the operator of the Waddell Ranch properties, provides the Trustee information necessary to calculate the net proceeds during the last week of the month. In accordance with the Trust Indenture, if royalty income is received on or prior to the record date, it will be included in the following month's distribution, rather than the current month's distribution. As such, royalty income reporting for the Waddell Ranch properties is one month in arrears.

As a result of excess costs, there was no royalty income received from Blackbeard for the three and nine months ended September 30, 2025, with the exception of the $4.5 million partial settlement declared in the September 2025 distribution that was paid on October 15, 2025. The $4.5 million partial payment is included in both “Distribution Payable to Unitholders” on the “Condensed Interim Statements of Assets, Liabilities and Trust Corpus” as of September 30, 2025, as well as in “Royalty Income” on the “Condensed Interim Statements of Distributable Income for the three and nine months ended September 30, 2025” (See Notes 4 and 7). No partial settlement payment was received as of December 31, 2024, or during the three and nine months ended September 30, 2024.

4.
EXCESS COSTS

If monthly costs exceed revenues for the Waddell Ranch properties or Texas Royalty properties, such excess costs must be recovered, with accrued interest, from future net proceeds and cannot reduce net proceeds from the other conveyance. Any funds received from the settlement of the lawsuit the Trust filed against Blackbeard do not reduce excess costs on the Waddell Ranch properties. The Waddell Ranch properties did not contribute to royalty income for the reporting months of October 2024 through August 2025 such that the Waddell Ranch properties remain in a deficit position as of September 30, 2025.

The following table summarizes excess costs activity, cumulative excess costs balance, and accrued interest to be recovered as calculated by Blackbeard.

	Underlying Properties	Net to the Trust
Cumulative excess costs remaining at 12/31/2024	$13,623,356	$10,217,517
Net excess costs (recovery) for the quarter ended 3/31/25	13,918,276	10,438,707
Net excess costs (recovery) for the quarter ended 6/30/25	8,337,807	6,253,355
Net excess costs (recovery) for the quarter ended 9/30/25	7,669,844	5,752,383
Cumulative excess costs remaining at 9/30/2025	$43,549,283	$32,661,962
Accrued interest at 9/30/25	2,049,458	1,537,094
Total remaining to be recovered at 9/30/25	$45,598,741	$34,199,056

5.
FEDERAL INCOME TAXES

For federal income tax purposes, the Trust constitutes a fixed investment trust that is taxed as a grantor trust. A grantor trust is not subject to federal income tax at the trust level. The Unitholders are considered for federal income tax purposes to own the Trust’s income and principal as though no trust was in existence. The income of the Trust is deemed to have been received or accrued by each Unitholder at the time such income is received or accrued by the Trust and not when distributed by the Trust. If the Trust borrows funds to pay liabilities of the Trust, as contemplated in the Trust Indenture, tax-exempt Unitholders could be required to recognize unrelated business taxable income.

Pursuant to the Settlement Agreement agreed upon between the Trust and Blackbeard to end the lawsuit filed in 2024 alleging the underpayment of royalties due and owing to the Trust, Blackbeard has agreed to pay the Trust $9,000,000, of which $4,500,000 was paid in September, and the remainder of which will be paid in four equal installments of $1,125,000 quarterly during the 2026 calendar year. For federal income tax purposes, the settlement payments made by Blackbeard will be treated as additional royalty income that is received by the Trust (and, correspondingly, each Unitholder) for the period in which the settlement payment is made. See Note 7 - Commitments and Contingencies for additional information regarding the Settlement Agreement.

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

7.
COMMITMENTS AND CONTINGENCIES

Blackbeard Settlement

On August 19, 2025, the Trustee on behalf of the Trust, entered into a settlement agreement and release (the “Settlement Agreement”) in connection with its lawsuit against Blackbeard. Pursuant to the lawsuit, the Trustee had sought to recover more than $9 million in damages it alleged resulted from Blackbeard’s failure to properly calculate and pay royalties due and owing to the Trust.

Pursuant to the Settlement Agreement, Blackbeard has agreed to pay the Trust $9,000,000, of which $4,500,000 was paid in September, and the remainder of which will be paid in four equal installments of $1,125,000 quarterly during the 2026 calendar year.

Additionally, the Settlement Agreement established the overhead rate that may be charged to the Trust and permits Blackbeard to pass through third-party charges for saltwater disposal and gathering and transportation, and charge technical labor on reservoir engineers using an agreed allocation methodology against the net overriding royalty. The parties also agreed that the Trust would not make future claims for lost volumes in the case of ordinary line loss (as defined by third party purchase agreements with purchasers). The Trust will have the option to conduct annual site audits, at its expense. The Settlement Agreement also set forth agreed reporting that Blackbeard will provide the Trustee going forward.

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

8. TRUSTEE FEES

Trustee fees for the three month periods ending September 30, 2025 and September 30, 2024, were $31,253 and $27,696, respectively. For the nine months ended September 30, 2025 and 2024, Trustee fees were $91,754 and $96,245, respectively.

9. SUBSEQUENT EVENTS

Subsequent events were evaluated through the issuance date of the financial statements. Subsequent to September 30, 2025, the Trust declared a distribution on October 21, 2025 of $0.020021 per Unit outstanding payable on November 17, 2025 to Unitholders of record on October 31, 2025.

* * * * *

Item 2. Trustee’s Discussion and Analysis

Forward Looking Information

Certain information included in this report contains, and other materials filed or to be filed by the Trust with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Trust) may contain or include, forward looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. Such forward looking statements may be or may concern, among other things, capital expenditures, drilling activity, development activities, production efforts and volumes, hydrocarbon prices and the results thereof, litigation, information to be received by operators of the Waddell Ranch properties or Texas Royalty properties, regulatory matters, Unitholder meetings, and amendments to the Trust Indenture. Although the Trustee believes that the expectations reflected in such forward-looking statements are reasonable, such expectations are subject to numerous risks and uncertainties and the Trustee can give no assurance that they will prove correct. There are many factors, none of which are within the Trustee’s control, that may cause such expectations not to be realized, including, among other things, factors such as actual oil and gas prices and the recoverability of reserves, capital expenditures, general economic conditions, actions and policies of petroleum-producing nations and other changes in the domestic and international energy markets. Such forward looking statements generally are accompanied by words such as “estimate,” “expect,” “predict,” “anticipate,” “goal,” “should,” “assume,” “believe,” or other words that convey the uncertainty of future events or outcomes.

Commodity Prices

The Trust’s income and monthly distributions are heavily influenced by commodity prices. Commodity prices may fluctuate widely in response to (i) relatively minor changes in the supply of and demand for oil and natural gas, (ii) market uncertainty and (iii) a variety of additional factors that are beyond the Trustee’s control. Recently, there has been volatility in oil and natural gas prices due in part to geopolitical conditions in Eastern Europe and the Middle East. In the first half of 2024, the price of oil and gas began to increase over 2023 prices, due to tensions in the Middle East and OPEC cutting oil production; however, the price began to decrease in the third quarter of 2024 due to lower demand. The price of oil hit a high price of $79.28 per barrel on January 17, 2025 and steadily decreased through May 2025. Since that time, the price of oil fluctuated in the second quarter between $58.50 per barrel on May 5, 2025, and $75.89 per barrel on June 18, 2025. Prices have also fluctuated in the third quarter as well, with a high of $71.09 per barrel on July 30, 2025 and a low of $62.22 on September 5, 2025. The price of oil was $61.79 on November 3, 2025. Factors that may impact future commodity prices, including the price of oil and natural gas, include but are not limited to:

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

Recent Events

Special Meeting

On October 10, 2025, the Trustee received a request from SoftVest Advisors, LLC (“SoftVest”), together with other Unitholders who collectively with SoftVest own more than 15% of the outstanding Units, to call a special meeting (“Special Meeting”) of the Unitholders to be held on December 16, 2025, with a record date of November 11, 2025. The purpose of the Special Meeting requested by the Unitholders is to present for a vote by the Unitholders a proposal in support of SoftVest or another appropriate party taking appropriate actions to effect the judicial reformation of the Trust Indenture to provide that the affirmative vote of a majority of Units cast at a special meeting (at which a quorum is present) be sufficient to approve any amendment to the Trust Indenture. In accordance with the terms of the Trust Indenture, the Trustee intends to call the Special Meeting. Additional details regarding the Special Meeting will be set forth in the Trustee’s notice of special meeting to be mailed to Unitholders and are also expected to be set forth in a proxy statement to be filed by SoftVest with respect to the Special Meeting.

Blackbeard Settlement

On August 19, 2025, the Trustee on behalf of the Trust, entered into a settlement agreement and release (the “Settlement Agreement”) in connection with its lawsuit against Blackbeard. Pursuant to the lawsuit, the Trustee had sought to recover more than $9 million in damages it alleged resulted from Blackbeard’s failure to properly calculate and pay royalties due and owing to the Trust.

Pursuant to the Settlement Agreement, Blackbeard has agreed to pay the Trust $9,000,000, of which $4,500,000 was paid in September, and the remainder of which will be paid in four equal installments of $1,125,000 quarterly during the 2026 calendar year.

Additionally, the Settlement Agreement established the overhead rate that may be charged to the Trust and permits Blackbeard to pass through third-party charges for saltwater disposal and gathering and transportation, and charge technical labor on reservoir engineers using an agreed allocation methodology against the net overriding royalty. The parties also agreed that the Trust would not make future claims for lost volumes in the case of ordinary line loss (as defined by third party purchase agreements with purchasers). The Trust will have the option to conduct annual site audits, at its expense. The Settlement Agreement also set forth agreed reporting that Blackbeard will provide the Trustee going forward.

Results of Operations

Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024

For the quarter ended September 30, 2025, royalty income received by the Trust amounted to $7,258,464 compared to royalty income of $8,366,375 during the third quarter of 2024. The royalty income for the three months ended September 30, 2025 includes the $4.5 million partial settlement payment from Blackbeard. Pricing information for the Waddell Ranch properties is for June, July, and August 2025 (reflecting the period for which proceeds would have been distributed to Unitholders in the third quarter of 2025). For the Waddell Ranch properties, the average realized oil and gas prices were $62.32 per barrel (Bbl) and $1.35 per thousand cubic feet (Mcf), respectively for the three months ended August 31, 2025, compared to $79.91 per Bbl and $1.19 per Mcf for the three months ended August 31, 2024. The average realized price of gas was calculated by dividing the total gas and plant product sales by the total gas and plant product volumes (converted to an Mcf equivalent). For the Texas Royalty properties, the average realized oil and gas prices were $65.20 per Bbl and $8.65 per Mcf, respectively for the quarter ended September 30, 2025, compared to $79.06 per Bbl and $10.54 per Mcf, respectively for the quarter ended September 30, 2024. The lower royalty income reported in the three months ended September 30, 2025, compared to the same time period in 2024 is attributable to a deficit position in the third quarter of 2025, resulting in no royalty income being received from the Waddell Ranch properties due to an excess in working interest costs and lower oil pricing during the third quarter of 2025, somewhat offset by the partial settlement payment of $4.5 million received in September 2025. No deficit position existed during the third quarter of 2024, and royalty income was received from the Waddell Ranch properties during such period.

Interest income for the quarter ended September 30, 2025 was $15,049 compared to $54,534 during the third quarter of 2024. The decrease in interest income is primarily attributable to decreased amounts of funds available for investment as well as lower interest rates. Total expenses during the third quarter of 2025 amounted to $411,626 compared to $367,625 during the third quarter of 2024. The increase in total expenses can be primarily attributed to increased expenses for professional services associated with legal proceedings with Blackbeard.

These transactions resulted in distributable income for the quarter ended September 30, 2025 of $6,861,887 or $0.15 per Unit outstanding of beneficial interest. Distributions of $0.015311, $0.016418, and $0.115493 per Unit were made to Unitholders of record as of July 31, 2025, August 29, 2025, and September 30, 2025, respectively. The September distribution includes the first installment, in the amount of $4.5 million, of the settlement agreed upon between the Trust and Blackbeard to end the lawsuit filed in 2024. For the third quarter of 2024, distributable income was $8,053,284 or $0.17 per Unit outstanding of beneficial interest.

From and after May 2024, Blackbeard has provided, and will continue to provide, information to calculate net proceeds during the last week of the month. In accordance with the Trust Indenture, if royalty income is received on or just prior to the record date, it will be included in the following month's distribution, rather than the current month's distribution. As such, royalty income reporting for the Waddell Ranch properties is one month in arrears. Royalty income for the Trust for the third quarter of the calendar year is associated with actual oil and gas production for April, May, and June 2025 for the Waddell Ranch properties from which "Royalties" were carved. Royalty income for the Trust for the third quarter of the calendar year for the Texas Royalty properties is associated with actual oil and gas production from May, June, and July 2025.

Beginning in May 2024, Blackbeard has provided production, product sales, capital expenditure, and development information for the Waddell Ranch properties from which the Trust's Royalties are carved for each distribution month on a quarterly basis, as required in the conveyance, approximately 30 days after the end of each fiscal quarter. On October 30, 2025, Blackbeard provided the Trustee with a quarterly statement showing the production volumes and computation of net proceeds to the Trust for each month of the quarter ended September 30, 2025. Oil and gas sales attributable to the Royalties and the properties from which the Royalties were carved are as follows:

	Waddell Ranch Properties
	2025				2024
	June	July	August	Total	June	July	August	Total
Royalties
Oil sales (Bbls)	284,412	311,967	317,533	913,912	179,458	180,415	173,200	533,073
Gas sales (Mcf)	1,300,630	1,351,303	1,421,045	4,072,978	1,140,593	1,135,195	1,112,088	3,387,875
Properties From Which The Royalties Were Carved:
Oil:
Total oil sales (Bbls)	379,216	415,956	423,377	1,218,549	239,277	240,553	230,934	710,764
Average per day (Bbls)	12,641	13,418	13,657	13,245	7,976	7,760	7,449	7,726
Average realized price per Bbl	$61.61	$59.58	$65.65	62.32	$83.75	$78.55	$77.35	$79.91
Gas:
Total gas sales (Mcf)	1,734,174	1,801,737	1,894,727	5,430,638	1,520,790	1,513,593	1,482,784	4,517,167
Average per day (Mcf)	57,806	58,121	61,120	59,029	50,693	48,826	47,832	49,100
Average realized price per Mcf	$0.96	$1.34	$1.72	$1.35	$1.04	$1.06	$1.47	$1.19

	Texas Royalty Properties
	2025				2024
	July	August	September	Total	July	August	September	Total
Royalties
Oil sales (Bbls)	12,190	14,645	13,944	40,779	14,033	14,513	18,843	47,389
Gas sales (Mcf)	10,109	8,742	10,800	29,651	5,905	5,101	6,337	17,343
Properties From Which The Royalties Were Carved:
Oil:
Total oil sales (Bbls)	13,896	16,672	15,856	46,424	15,751	16,295	20,846	52,892
Average per day (Bbls)	448	538	529	516	525	526	695	575
Average realized price per Bbl	$68.37	$62.02	$65.76	65.20	$80.60	$77.62	$79.03	79.06
Gas:
Total gas sales (Mcf)	11,503	9,952	12,275	33,730	6,626	5,722	7,012	19,360
Average per day (Mcf)	383	321	409	375	214	185	234	210
Average realized price per Mcf	$11.75	$7.53	$6.65	$8.65	$10.48	$11.27	$10.00	$10.54

Pricing and Production Discussion

For the Waddell Ranch properties, the average realized price of oil decreased to $62.32 per Bbl for the production months of April through June 2025 compared to $79.91 per Bbl for April through June of 2024 due to worldwide market variables. The average realized price of gas (including plant products) increased to $1.35 per Mcf for the production months of April through June 2025 from $1.19 per Mcf for the production months of April through June of 2024.

For the Texas Royalty properties, the average realized price of oil decreased to $65.20 per Bbl in the third quarter of 2025, compared to $79.06 per Bbl in the third quarter of 2024 due to worldwide market variables. The average realized price of gas (including natural gas liquids) for the Texas Royalty properties decreased to $8.65 per Mcf in the third quarter of 2025 to $10.54 per Mcf in the third quarter of 2024 in part due to change in overall market variables.

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

Blackbeard Capital Expense Discussion

Blackbeard advised the Trustee that capital expenditures for drilling, remedial and maintenance activities on the Waddell Ranch properties during the third quarter of 2025 totaled $53.3 million (gross) as compared to $24 million (gross) for the third quarter of 2024. The three months ended September 30, 2025 and 2024 include expenditures for the production months of April through June. Blackbeard does not provide capital expenditures budget information or development information for the Waddell Ranch properties such as well completions, workovers, remedial activities, and plugging and abandonment.

Blackbeard advised the Trustee that lease operating expenses and property taxes totaled $26.6 million (gross) for the third quarter of 2025, compared to $22.6 million (gross) for the same period in 2024 on the Waddell Ranch properties. The quarter ended September 30, 2025 and September 30, 2024, for the Waddell Ranch properties includes April through June expenditures.

Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024

For the nine months ended September 30, 2025, royalty income received by the Trust amounted to $13,403,049 compared to royalty income of $23,175,406 for the nine months ended September 30, 2024. The royalty income for the nine months ended September 30, 2025, includes the $4.5 million partial settlement payment from Blackbeard. Pricing information for the Waddell Ranch properties is for the nine month period of December 2024 through August 2025 (reflecting the period for which proceeds would have been distributed to Unitholders in the first nine months of 2025). The average realized oil and gas prices for the Waddell Ranch properties were $66.68 per Bbl and $1.80 per Mcf, respectively for the nine months ended September 30, 2025 compared to $76.62 per Bbl and $1.61 per Mcf for the eight months ended August 31, 2024. For the Texas Royalty properties, the average realized oil and gas prices were $67.66 per Bbl and $9.11 per Mcf, respectively for the nine months ended September 30, 2025 compared to $77.40 per Bbl and $9.69 per Mcf, respectively for the nine months ended September 30, 2024. The decrease in royalty income reported in the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 is attributable to the deficit position of the Waddell Ranch properties due to an excess in working interest costs during the first nine months of 2025, somewhat offset by the partial settlement payment of $4.5 million received in September 2025. No deficit position existed during the first nine months of 2024.

Interest income for the nine months ended September 30, 2025, was $47,324 compared to $122,688 during the nine months ended September 30, 2024. The decrease in interest income is primarily attributable to a decrease in the amounts of funds available for investment and the decrease in interest rates. Total expenses during the nine months ended September 30, 2025, amounted to $1,595,019 compared to $1,315,916 during the nine months ended September 30, 2024. The increase in total expenses can be primarily attributed to increased expenses for professional services associated with legal proceedings with Blackbeard.

These transactions resulted in distributable income for the nine months ended September 30, 2025 of $11,855,354, or $0.25 per Unit. For the nine months ended September 30, 2024, distributable income was $21,982,178 or $0.47 per Unit.

From and after May 2024, Blackbeard, the operator of the Waddell Ranch properties, provides the Trustee information necessary to calculate the net proceeds the last week of the month. In accordance with the Trust Indenture, if royalty income is received on or prior to the record date, it will be included in the following month's distribution, rather than the current month's distribution. As such, royalty income reporting for the Waddell Ranch properties is one month in arrears. Royalty income for the Trust for the first nine months of the calendar year is associated with actual oil and gas production for October 2024 through June 2025 for the Waddell Ranch properties from which "Royalties" were carved. Royalty income for the Trust for the first nine months of the calendar year for the Texas Royalty properties is associated with actual oil and gas production from November 2024 through July 2025.

As of May 2024, Blackbeard provides production, product sales, capital expenditure, and development information for the Waddell Ranch properties from which the Trust's Royalties are carved for each distribution month on a quarterly basis, approximately 30 days after the end of each fiscal quarter. On October 30, 2025, Blackbeard provided the Trustee with a quarterly statement showing the production volumes and computation of net proceeds to the Trust for each month of the quarter ended September 30, 2025. Oil and gas sales attributable to the Royalties and the properties from which the Royalties were carved are as follows:

	For the Nine Months Ended September 30,
	2025		2024
	WADDELL RANCH PROPERTIES(1)	TEXAS ROYALTY PROPERTIES	WADDELL RANCH PROPERTIES	TEXAS ROYALTY PROPERTIES
Royalties
Oil sales (Bbls)	2,310,987	127,460	1,468,441	136,427
Gas sales (Mcf)	11,138,948	83,263	8,761,191	60,943
Properties From Which The Royalties Were Carved:
Oil:
Total oil sales (Bbls)	3,081,316	144,375	1,957,921	152,790
Average per day (Bbls)	11,246	529	7,172	560
Average price per Bbl	$66.68	$67.66	76.62	$77.40
Gas:
Total gas sales (Mcf)	14,851,931	94,326	11,681,587	68,239
Average per day (Mcf)	54,204	346	42,790	250
Average price per Mcf	$1.80	$9.11	$1.61	$9.69

(1) Waddell Ranch information reflects Royalty income received by the Trust during the nine-month period of December 2024 through August 2025. See Note 2 to the Condensed Financial Statements.

Pricing and Production Discussion

Production and pricing information for the Waddell Ranch properties is shown for the months of December 2024 through August 2025. The average realized price of oil decreased to $66.68 per Bbl for December 2024 through August 2025 compared to $76.62 per Bbl for the eight month period ended August 31, 2024 due to worldwide market variables. The average realized price of gas for the nine months ended August 31, 2025, was $1.80 per Mcf an increase from $1.61 per Mcf for the eight-month period ending August 31, 2024.

For the Texas Royalty properties, the average realized price of oil decreased to $67.66 per Bbl for the nine months ended September 30, 2025, compared to $77.40 per Bbl for the same period of 2024 due to worldwide market variables. The average realized price of gas (including natural gas liquids) for the Texas Royalty properties decreased from $9.69 per Mcf in the nine months ended September 30, 2024 to $9.11 per Mcf in the same period of 2025 due to change in overall market variables.

Since the oil and gas sales attributable to the Royalties are based on an allocation formula that is dependent on such factors as price and cost (including capital expenditures), the production amounts in the Royalties section of the above table do not provide a meaningful comparison. However, for the Texas Royalty properties, oil and gas sales volumes decreased for the properties from which the Royalties are carved for the applicable period of 2025 compared to 2024, while for the Waddell Ranch properties, oil and natural gas volumes (including plant products) increased for the applicable period in 2025 compared to 2024.

Blackbeard Capital Expense Discussion

Capital expenditures for drilling, remedial and maintenance activities on the Waddell Ranch properties for the nine months ended September 30, 2025 totaled $162.5 million (gross). For the nine months ended September 30, 2024, capital expenditures were $67.9 million (gross) to the Trust. The nine months ended September 30, 2025 for the Waddell Ranch properties includes December 2024 through August 2025 expenditures and the nine months ended September 30, 2024 include the eight months of January through August 2024.

Development information for the Waddell Ranch properties, such as well activity, completions, workovers, remedial activities, and plugging and abandonment, is not provided by Blackbeard.

Lease operating expenses and property taxes totaled $67.8 million (gross) for the nine months ended September 30, 2025, compared to $60.1 million (gross) for the same period in 2024. The nine months ended September 30, 2025, for the Waddell Ranch properties includes December 2024 through August 2025 expenses and taxes and the 2024 expenses and taxes include the months of January through August 2024.

Calculation of Royalty Income

The Trust’s royalty income is computed as a percentage of the net profit from the operation of the properties in which the Trust owns net overriding royalty interests. The royalty income received and recorded by the Trust was determined by the operator as noted below. These percentages of net profits are 75% and 95% in the case of the Waddell Ranch properties and the Texas Royalty properties, respectively. Royalty income received and available for distribution by the Trust for the three months ended September 30, 2025 and 2024, respectively, was computed as shown in the table below:

	Three Months Ended September 30,
	2025		2024
	WADDELL RANCH PROPERTIES (1)	TEXAS ROYALTY PROPERTIES	WADDELL RANCH PROPERTIES	TEXAS ROYALTY PROPERTIES
Gross proceeds of sales from the Underlying Properties
Oil proceeds	$75,942,158	$3,026,825	$56,795,882	$4,181,717
Gas proceeds	7,333,899	291,741	5,375,448	204,061
Total	83,276,057	3,318,566	62,171,330	4,385,778
Less:
Severance tax:
Oil	3,500,952	123,880	2,588,394	169,810
Gas	29,496	8,314	20,816	—
Gathering and Transportation Costs	8,395,922	42,726	6,731,048	33,061
Lease operating expense and property tax:
Oil and gas	26,550,683	240,000	22,637,650	240,000
Capital expenditures	53,339,765	—	24,032,607	—
Total	91,816,818	414,920	56,010,515	442,871
Net profits	(8,540,761)	2,903,646	6,160,815	3,942,907
Net overriding royalty interests	75%	95%	75%	95%
Royalty income	$(6,405,571)	2,758,464	$4,620,611	3,745,762

(1) Due to an NPI deficit, the Waddell Ranch properties did not contribute to royalty income from November 2024 through September 2025.

Critical Accounting Policies and Estimates

A disclosure of critical accounting policies and the more significant judgments and estimates used in the preparation of the Trust’s financial statements is included in Item 7 of the Trust’s Annual Report on Form 10-K for the year ended December 31, 2024. There have been no significant changes to the critical accounting policies during the three and nine months ended September 30, 2025.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On August 19, 2025, the Trustee on behalf of the Trust, entered into a settlement agreement and release (the “Settlement Agreement”) in connection with its lawsuit against Blackbeard. Pursuant to the lawsuit, the Trustee had sought to recover more than $9 million in damages it alleged resulted from Blackbeard’s failure to properly calculate and pay royalties due and owing to the Trust.

Pursuant to the Settlement Agreement, Blackbeard has agreed to pay the Trust $9,000,000, of which $4,500,000 was paid in September, and the remainder of which will be paid in four equal installments of $1,125,000 quarterly during the 2026 calendar year.

Additionally, the Settlement Agreement established the overhead rate that may be charged to the Trust and permits Blackbeard to pass through third-party charges for saltwater disposal and gathering and transportation, and charge technical labor on reservoir engineers using an agreed allocation methodology against the net overriding royalty. The parties also agreed that the Trust would not make future claims for lost volumes in the case of ordinary line loss (as defined by third party purchase agreements with purchasers). The Trust will have the option to conduct annual site audits, at its expense. The Settlement Agreement also set forth agreed reporting that Blackbeard will provide the Trustee going forward.

There are no material pending legal proceedings to which the Trust is a party or, to its knowledge, of which any of its property is the subject.

Item 1A. Risk Factors

Risk factors relating to the Trust are contained in Item 1A of the Trust's Annual Report on Form 10-K for the fiscal year ended December 31, 2024. Except as set forth in such filing, no material change to such risk factors has occurred during the nine months ended September 30, 2025.

Items 2 through 4

Not applicable.

Item 5. Other Information

The Trust does not have any directors or officers, and as a result, no such persons adopted or terminated any Rule 10b5-1 trading arrangement or any non-Rule 10b5-1 trading arrangement, as defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

4.1

Permian Basin Amended and Restated Royalty Trust Indenture dated June 20, 2014, between Southland Royalty Company (now Burlington Resources Oil & Gas Company LP) and The First National Bank of Fort Worth (now Argent Trust Company), as Trustee, heretofore filed as Exhibit 4.1 to the Trust’s Quarterly Report on Form 10-Q to the Securities and Exchange Commission for the quarterly period ended June 30, 2014, is incorporated herein by reference. *

4.2

Amendment No. 1 to the Amended and Restated Royalty Trust Indenture of Permian Basin Royalty Trust, dated May 4, 2022, heretofore filed as Exhibit 4.1 to the Trust’s Form 8-K to the Securities and Exchange Commission filed on May 6, 2022, is incorporated herein by reference. *

4.3

Net Overriding Royalty Conveyance (Permian Basin Royalty Trust) from Southland Royalty Company (now Burlington Resources Oil & Gas Company LP) to The First National Bank of Fort Worth (now Argent Trust Company), as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit (4)(b) to the Trust’s Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980, is incorporated herein by reference. * (P)

4.4

Net Overriding Royalty Conveyance (Permian Basin Royalty Trust) from Southland Royalty Company (now Burlington Resources Oil & Gas Company LP) to The First National Bank of Fort Worth (now Argent Trust Company), as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit (4)(b) to the Trust’s Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980, is incorporated herein by reference. * (P)

31.1

Certification by Nancy Willis, Director of Royalty Trust Services, Argent Trust Company, Trustee of Permian Basin Royalty Trust, dated November 13, 2025, and submitted pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate by Argent Trust Company, Trustee of Permian Basin Royalty Trust, dated November 13, 2025 and submitted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

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

ARGENT TRUST COMPANY, TRUSTEE FOR THE PERMIAN BASIN ROYALTY TRUST

Date: November 13, 2025	By:	/s/ NANCY WILLIS
Nancy Willis
Director of Royalty Trust Services

(The Trust has no directors or executive Officers.)