Form 10-K
period 2025-12-31
PERMIAN BASIN ROYALTY TRUST
filed 2026-03-27
CIK 319654

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $430,646,844.

At March 27, 2026, there were 46,608,796 Units of Beneficial Interest of the Trust outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

FORWARD LOOKING INFORMATION

Certain information included in this report contains, and other materials filed or to be filed by the Trust with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Trust) may contain or include, forward looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. Such forward looking statements may be or may concern, among other things, capital expenditures, drilling activity, development activities, production efforts and volumes, hydrocarbon prices and the results thereof, regulatory matters, and actions by Unit holders seeking to judicially modify the Trust indenture and/or convert the Trust into a different investment vehicle. Although the Trustee believes that the expectations reflected in such forward-looking statements are reasonable, such expectations are subject to numerous risks and uncertainties and the Trustee can give no assurance that they will prove correct. There are many factors, none of which are within the Trustee’s control, that may cause such expectations not to be realized, including, among other things, factors such as actual oil and gas prices and the recoverability of reserves, capital expenditures, general economic conditions, actions and policies of petroleum-producing nations and other changes in the domestic and international energy markets and the factors identified under Item 1A, “Risk Factors.” Such forward looking statements generally are accompanied by words such as “estimate,” “expect,” “predict,” “anticipate,” “goal,” “should,” “assume,” “believe,” or other words that convey the uncertainty of future events or outcomes.

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

Beginning in May 2024, proceeds from Blackbeard are received by the Trustee generally in the second month after production, but after the deadline to notify the New York Stock Exchange ("NYSE") of the current month distribution have passed. These funds are held for future distribution in the third month's distribution calculation and distributed in the fourth month such that reporting and distribution of funds are one month in arrears. The identity of Unit holders entitled to a distribution will generally be determined as of the last business day of each calendar month (the “monthly record date”). The amount of each monthly distribution will generally be determined and announced ten days before the monthly record date. Unit holders of record as of the monthly record date will be entitled to receive the calculated monthly distribution amount for each month on or before ten business days after the monthly record date. The aggregate monthly distribution amount is the excess of (i) net revenues from the Trust properties, plus any decrease in cash reserves previously established for contingent liabilities and any other cash receipts of the Trust over (ii) the expenses and payments of liabilities of the Trust plus any net increase in cash reserves for contingent liabilities.

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

Website/SEC Filings

Our Internet address is www.pbt-permian.com. You can review, free of charge, the filings the Trust has made with respect to its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended. We shall post these reports to our Internet address as soon as reasonably practicable after we electronically file them with, or furnish them to, the U.S. Securities and Exchange Commission (“SEC”).

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

The Trust’s income and monthly distributions are heavily influenced by commodity prices. Commodity prices may fluctuate widely in response to (i) relatively minor changes in the supply of and demand for oil and natural gas, (ii) market uncertainty and (iii) a variety of additional factors that are beyond the Trustee’s control. As of March 16, 2026, the price of oil was $93.39 per barrel and the price of natural gas was $3.03 per million British thermal units (“MMBtu”). Factors that may impact future commodity prices, including the price of oil and natural gas, include but are not limited to:

•
political conditions in major oil producing regions, including the conflicts in Eastern Europe, the Middle East, and South America;
•
worldwide economic and geopolitical conditions;
•
weather conditions;
•
trade barriers and tariffs;
•
public health concerns, such as COVID-19;
•
the supply and price of domestic and foreign crude oil or natural gas;
•
the level of consumer demand;
•
the price and availability of and purchaser or consumer preference for alternative fuels;
•
the proximity to, and capacity of, transportation facilities;
•
the effect of worldwide energy conservation measures and governmental policies and regulatory incentives for investments in non-fossil fuel energy sources; and
•
the nature and extent of governmental regulation and taxation.

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

Production and development costs attributable to the Royalties are deducted in the calculation of the Trust’s share of net proceeds. Accordingly, higher or lower production and development costs will directly decrease or increase the amount received by the Trust from the Royalties. Production and development costs are impacted by increases in commodity prices, both directly, through commodity price dependent costs, such as electricity, and indirectly, as a result of demand driven increases in costs of oilfield goods and services. For example, the costs of electricity that will be included in production and development costs deducted in calculating the Trust’s share of 2026 net proceeds could increase compared to the electrical costs incurred during 2025 if higher fuel surcharges are charged by the third party electricity provider in response to any increased costs of natural gas consumed to generate the electricity. These increased costs could reduce the Trust’s share of 2026 net proceeds below the level that would exist if such costs remained at the level experienced in 2025. Similarly, new or changes to existing laws or regulations with which the Underlying Properties must comply, including environmental regulations or regulation of injection and disposal wells in connection with concerns regarding seismic activity, could result in increased production or development costs. If production and development costs attributable to the Royalties exceed the gross proceeds related to production from the Underlying Properties, the Trust will not receive net proceeds until future proceeds from production exceed the total of the excess costs plus accrued interest during the deficit period. Development activities may not generate sufficient additional proceeds to repay the costs.

Proposed actions by certain Unit holders may have the effect of converting the Trust into a different type of investment, terminating the Trust, and/or permitting other changes to the Trust to occur that may not be acceptable to all Unit holders.

SoftVest, L.P., a Unit holder of the Trust, has a petition pending in District Court in Tarrant County, Texas, seeking to judicially modify the Trust indenture to eliminate certain supermajority voting requirements and prohibited amendments to the indenture. If SoftVest, L.P.’s petition is successful, the effect of such modification would be that any provision of the indenture could be amended by a majority in interest of Unit holders constituting a quorum at a meeting of Unit holders where a quorum is present. While providing greater flexibility to make changes that a majority of Units represented at a meeting are in support of, such a modification could have the result of permitting changes to be made to the Trust that holders of a majority of all outstanding Units are not actually in favor of. SoftVest has stated in documents filed with the SEC that if the judicial modification is successful, it believes the Trust should be converted into a publicly traded corporation or limited liability company to be effected by means of (a) the transfer of the Trust’s assets to a newly-formed corporation or limited liability company (“Newco”), (b) the subsequent distribution of Newco’s equity interests to Unit holders and (c) the termination of the Trust. SoftVest has stated that the proposed conversion would terminate the Trust’s status as a fixed investment trust that is taxed as a grantor trust for federal income tax purposes, and that Newco would be subject to tax at the entity level if it is a corporation (unlike a grantor trust that is not subject to tax at the Trust level). SoftVest also noted that Newco could be a limited liability company treated as a partnership for federal income tax purposes, which would not be subject to tax at the entity level. Any modifications to the Trust’s classification for federal (and applicable state and local) income tax purposes would result in additional costs incurred by the Trust to implement and maintain new reporting procedures, which could result in reduced distributions to Unit holders. Additionally, other changes could be made to the Trust indenture that currently require a supermajority vote, or are prohibited, including ceasing distributions, distributing the Royalties in kind, altering the rights of Unit holders vis-à-vis each other, changing the purpose of the Trust, selling the assets of the Trust, or terminating the Trust. Any or all of these changes may not be acceptable to all Unit holders.

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

Blackbeard does not provide any forward looking information regarding future-development and capital expenditures such that the reserve estimates as of December 31, 2024 and forward exclude all proved undeveloped reserves ("PUDs"). SEC rules, subject to limited exceptions, permit PUDs to be disclosed only if they relate to wells scheduled to be drilled within five years after the date of disclosure. Without a development plan reflecting development of wells, the Trust cannot disclose PUDs from the Waddell Ranch properties.

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

The public trading price for the Units tends to be tied to the recent and expected levels of cash distribution on the Units. The amounts available for distribution by the Trust vary in response to numerous factors outside the control of the Trust, including prevailing prices for crude oil and natural gas produced from the Royalties. The market price is not necessarily indicative of the value that the Trust would realize if it sold those Royalties to a third-party buyer. In addition, such market price is not necessarily reflective of the fact that since the assets of the Trust are depleting assets, a portion of each cash distribution paid on the Units should be considered by investors as a return of capital, with the remainder being considered as a return on investment. There is no guarantee that distributions made to a Unit holder over the life of these depleting assets will equal or exceed the purchase price paid by the Unit holder.

Operational risks and hazards associated with the development of the Underlying Properties may decrease Trust distributions.

There are operational risks and hazards associated with the production and transportation of crude oil and natural gas, including without limitation natural disasters, blowouts, explosions, fires, leakage of crude oil or natural gas, releases of other hazardous materials, mechanical failures, cratering, and pollution. Any of these or similar occurrences could result in the interruption or cessation of operations, personal injury or loss of life, property damage, damage to productive formations or equipment, damage to the environment or natural resources, or cleanup or remediation obligations. The operation of oil and gas properties is also subject to various laws and regulations. Non-compliance with such laws and regulations could subject the operator to additional costs, sanctions or liabilities. The uninsured costs resulting from any of these or similar occurrences could be deducted as a cost of production in calculating the net proceeds payable to the Trust and would therefore reduce Trust distributions by the amount of such uninsured costs.

As of December 31, 2023, oil and gas production from the Waddell Ranch properties was processed through two facilities. Blackbeard has refused to verify if this information is still accurate as of December 31, 2024 and 2025. Should this number still be accurate, the limited number of gas processing facilities for the Waddell Ranch properties may impact future distributions from those properties as they may be particularly susceptible to operational risks and hazards. For example, a partial or complete shut down of operations at that facility could disrupt the flow of royalty payments to the Trust and, accordingly, the Trust’s distributions to its Unit holders. In addition, although Blackbeard is the current operator of record of the properties burdened by the Waddell Ranch overriding royalty interests, none of the Trustee, the Unit holders or Blackbeard, as the current operator, has an operating interest in the properties burdened by the Texas Royalty properties’ (as defined herein) overriding royalty interests. As a result, these parties are not in a position to eliminate or mitigate the above or similar occurrences with respect to such properties and may not become aware of such occurrences prior to any reduction in Trust distributions which may result therefrom.

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

It should be noted that, recently, concerns about the potential effects of climate change have resulted in certain financial institutions, funds and other sources of capital restricting or eliminating their investment in oil and natural gas activities. These concerns have also led to the oil and gas industry facing growing demand for corporate transparency and a demonstrated commitment to sustainability goals. Furthermore, in March 2024 the U.S. Securities and Exchange Commission (“SEC”) adopted rule amendments that would require public companies to disclose certain climate-related information in their public filings. The new rules also required certain disclosure requirements related to severe weather events and other natural conditions in a company's audited financial statements. However, the SEC stayed implementation of the rules until legal challenges to the rules could be resolved, and following installation of the second Trump presidential administration, is reassessing its position in the litigation. Accordingly, the SEC rules have not yet gone into effect. Environmental, social, and governance (“ESG”) goals and programs, which typically include extralegal targets related to environmental stewardship, social responsibility, and corporate governance, have also become an increasing focus of investors and shareholders across the industry. While reporting on ESG metrics remains voluntary in the U.S., access to capital and investors is likely to favor companies with robust ESG programs in place. If participation in these initiatives becomes more common across the industry or if the rulemakings are ultimately reinstated or amended to require ESG-related disclosures, they could increase operational costs and make it more difficult for companies, including the companies that operate the Underlying Properties, to secure funding for exploration and production activities.

From a global perspective, the International Energy Agency (“IEA”) observed in its World Energy Outlook 2025 that global electricity demand continued to grow in 2024 and all energy sources, including renewable power and each of the fossil fuels, grew to meet that demand, which stemmed from emerging market and developing economies. Renewable power generation constituted 70% of the energy sources that met that demand and renewables grow faster than any other energy source in each of the IEA World Outlook current policies, stated policies, net zero emissions by 2050, and accelerating clean cooking and electricity services scenarios. The IEA notes the uncertainty in the energy sector related to global policy and trade and the value of energy supply diversification and supply chain resilience, particularly in light of increased geopolitical competition and conflict. In the last year, the U.S. has diminished its backing of wind, solar and electric vehicles, and increased its support of domestic fossil fuels and nuclear energy. Further, while the IEA noted an increase in the number of countries adopting renewable energy policies and energy performance standards, including vehicle fuel economy standards and energy performance standards for appliances and industrial motors, in the 2010s, those adoptions have somewhat flattened during the 2020s. The IEA also indicates momentum for national and international efforts to reduce emissions appears to have slowed. With the increase in geopolitical uncertainty and current energy market volatility, countries feeling vulnerable are increasingly focusing on enhancing their energy security policies, such as emergency stock oil requirements. The adoption and implementation of any international, federal, or state GHG-emission reduction commitments, legislation or regulations or other restrictions or imposition of taxes, fees, or limits on emissions of GHGs could result in increased development, operation, and compliance costs, additional operating restrictions on the Underlying Properties, and additional regulatory burdens, and thus decrease revenue to the Trust.

Terrorism, continued hostilities in Eastern Europe, the Middle East, and South America or other military campaigns could decrease Trust distributions or the market price of the Units.

Terrorist attacks and the threat of terrorist attacks, whether domestic or foreign, as well as military or other actions taken in response, cause instability in the global financial and energy markets. Terrorism, continued hostilities in Eastern Europe, the Middle East, or South America or other sustained military campaigns could adversely affect Trust distributions or the market price of the Units in unpredictable ways, including through the disruption of fuel supplies and markets, increased volatility in crude oil and natural gas prices, or the possibility that the infrastructure on which the operators developing the Underlying Properties rely could be a direct target or an indirect casualty of an act of terror.

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

The Units may lose value and cash available for distribution may be reduced as a result of title deficiencies with respect to the Royalty Properties.

The existence of a title deficiency with respect to any of the Royalty Properties could reduce the value or render a property worthless, thus adversely affecting the distributions to Unit holders. An operator’s inability or failure to cure title defects could cause the operator to lose its rights to some or all production from some of the Royalty Properties, which could result in a reduction in proceeds available for distribution to Unit holders and the value of the Units may be reduced.

Changes in the information historically made available to the Trustee by Blackbeard has delayed and will continue to delay Trust distributions

Since May 2024, Blackbeard has provided the Trustee information necessary to calculate the monthly net proceeds from the Waddell Ranch properties after the NYSE notification date for each monthly distribution. As a result, distribution of net proceeds from the Waddell Ranch properties each month has been delayed by a month such that distribution and reporting of distributions will remain one month in arrears.

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

U.S. federal tax reform legislation known as the Tax Cuts and Jobs Act (the “TCJA”) was enacted December 22, 2017, and made significant changes to the federal income tax rules applicable to both individuals and entities, including changes to the effective tax rate on a Unit holder’s allocable share of certain income from the Trust. Additionally, the One Big Beautiful Bill Act (“OBBBA”) was signed into law on July 4, 2025 and, among other items, made permanent, extended or modified certain provisions under the TCJA. The TCJA and OBBA are complex, thus, Unit holders should consult their tax advisor regarding the TCJA and OBBA and their effect on an investment in Trust Units.

Any modification to the U.S. federal income tax laws or interpretations thereof (including administrative guidance relating to the TCJA or OBBA) may be applied retroactively and could adversely affect the Trust’s business, financial condition or results of operations. The Trust is unable to predict whether any changes or other proposals will ultimately be enacted, or whether any adverse interpretations will be issued. Any such changes or interpretations could negatively impact the value of an investment in the Trust Units.

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

Item 1B. Unresolved Staff Comments

The Trust has not received any written comments from the SEC staff regarding its periodic or current reports under the Act not less than 180 days before December 31, 2025, which comments remain unresolved.

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

The Trust faces risks from cybersecurity threats that could have a material adverse effect on its business, financial condition, results of operations, cash flows or reputation. The Trustee has experienced, and will continue to experience, cyber incidents in the normal course of its business. However, prior cybersecurity incidents have not had a material adverse effect on the Trust’s business, financial condition, results of operations, or cash flows. See Item 1A “Risk Factors.”

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

The following information under this Item 2 is based upon data and information, including computation statements, furnished to the Trustee by Blackbeard, the operator of the Waddell Ranch properties, and Riverhill Energy, the operator of the Texas Royalty properties.

PRODUCING ACREAGE, WELLS AND DRILLING

Waddell Ranch Properties. The net profits/overriding royalty interest in the Waddell Ranch properties is the largest asset of the Trust. The mineral interests in the Waddell Ranch, from which such net royalty interests are carved, vary from 37.5% (Trust net interest) to 50% (Trust net interest) in 78,715 gross (34,205 net) producing acres as of December 31, 2023, the most recent date for which the Trustee has information. A majority of the proved reserves are attributable to two fields, the Sand Hills and Waddell. There are 12 producing zones in these fields, and horizontal wells have been drilled in 11 of these zones over the past four years.

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

Development information for the Waddell Ranch properties such as well completions, workovers, remedial activities, and plugging and abandonment, is not provided by Blackbeard.

Based on the quarterly reports provided by Blackbeard, the total amount of capital expenditures reported for the months of December 2024 through November of 2025 with regard to the Waddell Ranch properties totaled $228.7 million (gross). Capital expenditures do not include the cost of remedial and maintenance activities. The amount spent on remedial and maintenance activities was approximately $21 million for the 12 months included in the 2025 quarterly reports.

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

Well Count and Acreage Summary. Information regarding the gross and net producing oil and gas wells and acres for the Blackbeard interests on the Waddell Ranch and Riverhill Energy’s interest in the Texas Royalty properties as of December 31, 2025 is not available.

OIL AND GAS PRODUCTION

The Trust recognizes production during the month in which the related distribution is received. As of May 2024, Blackbeard no longer provides the Trustee information necessary to calculate the net proceeds as of the NYSE notification date for the monthly distribution, such that oil and gas production for the calendar year 2024 is associated with actual production for 11 months from November 2023 through September 2024 and oil and gas production for the calendar year 2025 is associated with actual production for the 12 months of October 2024 through September 2025. Production for the Texas Royalty Properties is for the 12 months from November of the prior year through October of the current year for both 2024 and 2025. Production of oil and gas attributable to the Royalties and the Underlying Properties, the related average sales prices and the average production cost per unit of production attributable to the Underlying Properties for the three years ended December 31, 2025, excluding portions attributable to the adjustments discussed above, were as follows:

	Waddell Ranch Properties			Texas Royalty Properties			Total
	2025	2024	2023	2025	2024	2023	2025	2024	2023
Royalties:
Production
Oil (barrels)	3,264,554	2,030,905	2,086,029	168,096	183,208	191,278	3,432,650	2,214,113	2,277,307
Gas (Mcf)	15,425,945	12,120,840	11,949,062	114,853	80,152	225,634	15,540,798	12,200,992	12,174,696
Underlying Properties:
Production
Oil (barrels)	4,352,738	2,707,874	2,781,372	190,785	205,201	213,525	4,543,523	2,994,897	2,994,897
Gas (Mcf)	20,567,926	16,161,120	15,932,082	130,420	89,765	251,846	20,698,346	16,183,928	16,183,928
Average Sales Price
Oil/barrel	$65.92	$76.00	$76.71	$66.50	$76.66	$76.91	$63.19	$76.04	$76.72
Gas/Mcf	$1.74	$1.40	$2.37	$8.77	$9.94	$4.60	$1.78	$1.45	$2.40
Average Production Cost Oil/Gas BOE	$18.54	$21.39	$20.59	$7.87	$7.90	$6.95	$18.26	$20.86	$19.98

Since the oil and gas sales attributable to the Royalties are based on an allocation formula that is dependent on such factors as price and cost (including capital expenditures), production amounts do not necessarily provide a meaningful comparison.

Waddell Ranch properties lease operating expense increased to $98 million (gross) in 2025 from $82 million (gross) for 2024. Lease operating expenses for 2023 were $80 million. A reason for the increase was not provided by Blackbeard. Waddell Ranch lifting cost on a barrel of oil equivalent (BOE) basis in 2025 was $18.54 per barrel (“bbl”) as compared to $21.39 per bbl in 2024 and $20.59 in 2023.

PRICING INFORMATION

Reference is made to the caption entitled “Regulation” for information as to federal regulation of prices of natural gas. The following paragraphs provide information regarding sales of oil and gas from the Waddell Ranch properties. As a royalty owner, Riverhill Energy is not furnished detailed information regarding sales of oil and gas from the Texas Royalty properties.

Oil. The Trustee has previously been advised by the operator that the majority of oil from the Waddell Ranch was pipeline connected and sold under long term crude purchase agreements. Blackbeard did not confirm whether this continues to be the case as of December 31, 2025.

Gas. The trustee has previously been advised by the operator that the majority of gas produced from Waddell Ranch properties was processed through Targa Resources Corporation Midway processing plant. Both residue gas and plant products were purchased by Targa who received fees (gathering, compression, treating, processing) and a percentage of the gas and liquids as compensation. Blackbeard did not confirm whether this continues to be the case as of December 31, 2025.

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

Blackbeard does not provide a development budget or any forwarding looking information. As a result, in contrast to prior years, the reserve estimates as of December 31, 2024 and December 31, 2025, exclude all proved undeveloped reserves due to lack of a development plan reflecting wells to be drilled. In 2023, the last year for which development plan information was available, the proved undeveloped reserves constituted 48.3% of the total proved reserves for the Waddell Ranch properties and 38% of the total proved reserves for the Trust.

The process of estimating oil and gas reserves is complex and requires significant judgment. As a result, the Trustee has developed internal policies and controls for estimating reserves. As described above, the Trust does not have information that would be available to a company with oil and gas operations because detailed information is not generally available to owners of royalty interests. The

Trustee gathers production information (which information is net to the Trust’s interests in the Underlying Properties) and provides such information to Cawley, Gillespie & Associates, Inc. (“CG&A”), who extrapolates from such information estimates of the reserves attributable to the Underlying Properties based on its expertise in the oil and gas fields where the Underlying Properties are situated, as well as publicly available information. The Trust’s policies regarding reserve estimates require proved reserves to be in compliance with the SEC definitions and guidance.

The independent petroleum engineers’ reports as to the proved oil and gas reserves attributable to the Royalties conveyed to the Trust were prepared by CG&A, whose firm registration number is F-693, was founded in 1961 and is nationally recognized in the evaluation of oil and natural gas properties. The technical person at CG&A primarily responsible for overseeing the reserves estimates with respect to the Trust is Zane Meekins. Mr. Meekins has been a practicing petroleum engineering consultant since 1989 with over 37 years of practice experience in petroleum engineering and is a registered professional engineer in the State of Texas (License No. 71055). Mr. Meekins graduated from Texas A&M University in 1987, Summa Cum Laude, with a B.S. degree in Petroleum Engineering. Both CG&A and Mr. Meekins have indicated that they meet or exceed all requirements set forth in Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers.

Cawley, Gillespie & Associates, Inc.’s reports are attached as exhibits to this Form 10-K. The following table presents a reconciliation of proved reserve quantities from December 31, 2022 through December 31, 2025 (in thousands):

	Waddell Ranch Properties		Texas Royalty Properties		Total
	Oil (Bbls)	Gas (Mcf)	Oil (Bbls)	Gas (Mcf)	Oil (Bbls)	Gas (Mcf)	BOE
December 31, 2022	8,893	24,417	2,660	1,321	11,553	25,737	15,842
Extensions, discoveries, and other additions	4,504	8,064	—	—	4,504	8,064	5,848
Revisions of previous estimates	(2,137)	5,084	20	2,052	(2,118)	7,137	(929)
Production	(2,086)	(11,949)	(191)	(226)	(2,277)	(12,175)	(4,306)
December 31, 2023	9,174	25,616	2,489	3,147	11,662	28,763	16,456
Extensions, discoveries, and other additions	—	—	—	—	—	—	-
Revisions of previous estimates	(1,236)	8,506	154	(1,852)	(1,080)	6,655	29
Production	(2,031)	(12,121)	(183)	(80)	(2,214)	(12,201)	(4,248)
December 31, 2024	5,907	22,001	2,460	1,215	8,368	23,217	12,237
Extensions, discoveries, and other additions	—	—	—	—	—	—	—
Revisions of previous estimates	8,291	29,779	159	250	8,449	30,029	13,454
Production	(3,265)	(15,426)	(168)	(115)	(3,433)	(15,541)	(6,023)
December 31, 2025	10,933	36,354	2,451	1,350	13,384	37,705	19,668

Estimated quantities of proved reserves and net cash flow as of December 31, 2025 are as follows:

	Waddell Ranch Properties
	Oil (Mstb)	Gas (Mcf)	BOE	Net Cash Flow, M$	10% Disc. Cash Flow, M$
Proved Developed Producing	10,933	36,354	16,992	$766,496	$481,716
Proved Developed	10,933	36,354	16,992	$766,496	$481,716
Total Proved	10,933	36,354	16,992	$766,496	$481,716

	Texas Royalty Properties
	Oil (Mstb)	Gas (Mcf)	BOE	Net Cash Flow, M$	10% Disc. Cash Flow, M$
Proved Developed Producing	2,451	1,350	2,676	$159,226	$66,206
Proved Developed	2,451	1,350	2,676	$159,226	$66,206
Total Proved	2,451	1,350	2,676	$159,226	$66,206

	Total Waddell Ranch Plus Texas Royalty Properties
	Oil (Mstb)	Gas (Mcf)	BOE	Net Cash Flow, M$	10% Disc. Cash Flow, M$
Proved Developed Producing	13,384	37,705	19,668	$925,721	$547,922
Proved Developed	13,384	37,705	19,668	$925,721	$547,922
Total Proved	13,384	37,705	19,668	$925,721	$547,922

Estimated quantities of proved developed reserves of oil and gas as of the dates indicated were as follows (in thousands):

Proved Developed Reserves:	Oil (Barrels)	Gas (Mcf)	BOE
December 31, 2022	11,553	25,737	15,843
December 31, 2023	11,662	28,763	16,456
December 31, 2024	8,368	23,217	12,237
December 31, 2025	13,384	37,705	19,668

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

The 2025, 2024 and 2023 change in the standardized measure of discounted future net cash revenues related to future royalty income from proved reserves attributable to the Royalties discounted at 10% is as follows (in thousands):

	Waddell Ranch Properties			Texas Royalty Properties			Total
	2025	2024	2023	2025	2024	2023	2025	2024	2023
January 1	$292,782	$426,341	$579,453	$78,584	$82,208	$107,013	$371,366	$508,548	$686,467
Extensions, discoveries, and other additions	—	—	185,611	—	—	—	—	—	185,611
Accretion of discount	29,278	42,634	57,945	7,858	8,221	10,701	37,136	50,855	68,646
Revisions of previous estimates and other	159,656	(163,370)	(382,673)	(8,680)	2,295	(20,490)	150,975	(161,074)	(403,165)
Royalty income	—	(12,823)	(13,995)	(11,555)	(14,140)	(15,016)	(11,555)	(26,963)	(29,011)
December 31	$481,716	$292,782	$426,341	$66,206	$78,584	$82,208	$547,922	$371,366	$508,548

Average oil and gas prices of $65.34 per barrel and $3.387 per Mcf, respectively, were used to determine the estimated future net revenues from the Waddell Ranch properties and the Texas Royalty properties at December 31, 2025. The upward revisions of both reserves and discounted future net cash flows for the Waddell Ranch properties are primarily due to new drilling projects on the Waddell Ranch properties. The Texas Royalty properties are revised downward due to lower oil pricing.

Average oil and gas prices of $75.48 per barrel and $2.13 per Mcf, respectively, were used to determine the estimated future net revenues from the Waddell Ranch properties and the Texas Royalty properties at December 31, 2024 The downward revisions of both reserves and discounted future net cash flows for the Waddell Ranch properties are primarily due to exclusion of proved undeveloped reserves and weaker pricing for oil and gas. The Texas Royalty properties are revised downward due to The Texas Royalty properties are revised downward due to a significant reduction in gas sales from the Denver unit and weaker pricing for gas.

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

The following presents estimated future net revenue and the present value of estimated future net revenue attributable to the Royalties, for each of the years ended December 31, 2025, 2024 and 2023 (in thousands):

	2025		2024		2023
	Estimated Future Net Revenue	Present Value at 10%	Estimated Future Net Revenue	Present Value at 10%	Estimated Future Net Revenue	Present Value at 10%
Total Proved
Waddell Ranch properties	$766,496	$481,716	$460,094	$292,782	$707,043	$426,341
Texas Royalty properties	159,226	66,206	183,558	78,584	190,372	82,208
Total	$925,721	$547,922	$643,652	$371,366	$897,415	$508,549

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

REGULATION

Many aspects of the exploration and production, pricing, transportation and marketing of crude oil and natural gas are regulated by federal and state agencies. Legislation affecting the oil and gas industry is under constant review for amendment or expansion, frequently increasing the regulatory burden on affected members of the industry.

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

On December 19, 2007, President Bush signed into law the Energy Independence & Security Act of 2007 (PL 110 140)(the “EISA”). The EISA, among other things, prohibits market manipulation by any person in connection with the purchase or sale of crude oil, gasoline or petroleum distillates at wholesale in contravention of such rules and regulations that the Federal Trade Commission may prescribe, directs the Federal Trade Commission to enforce the regulations, and establishes penalties for violations thereunder.

State Regulation

The various states regulate the production and sale of oil and natural gas, including imposing requirements for obtaining drilling permits, the method of developing new fields, the spacing, number, operation of wells and the prevention of waste of oil and gas resources, bonding or other financial assurance to drill or operate wells, decommissioning and removal of equipment, and the plugging and abandonment of wells. The rates of production may be regulated and the maximum daily production allowables from both oil and gas wells may be established on a market demand or conservation basis, or both. Moreover, each state generally imposes a production or severance tax with respect to the production and sale of oil, natural gas and NGLs within its jurisdiction. States do not regulate wellhead prices or engage in other similar direct regulation, but there can be no assurance that they will not do so in the future. The effect of such future regulations may be to limit the amounts of oil and natural gas that may be produced from the wells on the Underlying Properties, negatively affect the economics of production from these wells, or limit the number of wells or locations can be drilled.

Local Regulation

Drilling for and production and transportation of crude oil and natural gas are also regulated by local authorities. Local laws may include land use regulations, permitting requirements, and noise and traffic ordinances. Such regulation could increase drilling and production costs or create delays in development and production of the Underlying Properties.

Environmental Regulation

Companies in the oil and gas industry are subject to stringent and complex federal, tribal, state and local laws and regulations governing the health and safety aspects of oil and gas operations, the management and discharge of materials into the environment, or otherwise relating to environmental protection. Those laws and regulations may impose numerous obligations that are applicable to the operations of the Underlying Properties, including the acquisition of a permit before conducting drilling, production or underground injection activities; the restriction on the types, quantities and concentrations of materials that can be emitted or released into the environment; the limitation or prohibition of drilling or other construction or operational activities on certain lands lying within wilderness, wetlands, endangered or threatened species habitat, and other sensitive environments or protected areas; the installation of emission monitoring and/or pollution control equipment; the reporting of the types and quantities of various substances that are generated, stored, processed, released, or disposed of in connection with operation of the Underlying Properties; the remediation of pollution from current or former operations, such as cleanup of releases, pit closure, removal of surface equipment and plugging of abandoned wells; the sourcing and disposal of water used in the drilling, fracturing completion and production processes; the planning and preparedness for spill and emergency response activities; the application of specific health and safety criteria addressing worker protection; and the imposition of substantial liabilities for pollution resulting from operations including waste generation, air emissions, water discharges and current and historical waste disposal practices. Failure to comply with these laws and regulations may result in the adverse modification, suspension or revocation of necessary permits, licenses and authorizations; the requirement that additional pollution controls be installed; the assessment of administrative, civil or criminal fines or penalties; the imposition of investigatory, ongoing monitoring, or remedial obligations; and the issuance of injunctions limiting or preventing some or all of the operations. Under certain environmental laws and regulations, the operators of the Underlying Properties could also be subject to joint and several, strict liability for the removal or remediation of previously released materials or property contamination, in either case, whether at a drilling or other operations site or a waste disposal facility, regardless of whether the operators were responsible for the release or contamination or if the operations were in compliance with all applicable laws at the time those actions were taken.

All of the jurisdictions in which the Underlying Properties are operated have statutory and administrative provisions regulating the exploration for and production of oil and natural gas, including, for example, provisions related to the sourcing and disposal of water used in the drilling and completion process, the control and permitting of air emissions from well completion and production operations, the management and disposal of wastes and wastewater (including produced water) generated from the operation of the Underlying Properties, decommissioning and removal of equipment, bonding to drill or operate wells, decommissioning and removal of equipment, and the plugging and abandonment of wells. Operation of the Underlying Properties is also subject to regulations that generally prohibit the venting or flaring of natural gas. The effect of such regulations may be to limit the amounts of oil and natural gas that may be produced from the wells on the Underlying Properties or negatively affect the economics of production from these wells.

In addition, climate change is the subject of an important public policy debate and the basis for new legislation proposed by the United States Congress and certain states. The United States, depending on which President has been in office, has participated (during the Biden administration) or not (during the two Trump administrations) in the Paris Climate Accord, a voluntary international agreement with the goal of limiting global climate change to not more than 2 degrees Celsius (or less). The Biden administration had also set ambitious domestic targets for curbing climate change, such as making the U.S. power sector carbon-neutral by 2035 and announcing a plan to achieve net-zero emissions from overall federal operations by 2050. While changes in U.S. presidential administrations could increase or lessen the relative impacts of climate policies and regulations on the oil and natural gas industry, the adoption and implementation of any international, federal, or state greenhouse gas (“GHG”)-emission reduction commitments, legislation, or regulations or other restrictions or imposition of taxes, fees, or limits on emissions of GHGs could result in increased development, operation, and compliance costs, additional operating restrictions on the Underlying Properties, and additional regulatory burdens, and thus decrease revenue to the Trust.

In response to the April 2007 U.S. Supreme Court decision in Massachusetts vs. EPA finding that greenhouse gases (“GHGs”) are air pollutants under the Clean Air Act (“CAA”), the United States Environmental Protection Agency (the “EPA”) issued an “Endangerment Finding” under Section 202(a) of the CAA, concluding that GHG pollution threatens the public health and welfare of future generations. Thereafter, EPA promulgated GHG monitoring and reporting regulations (the “GHG Reporting Rule”) that, since 2011, have required annual reporting of carbon dioxide, methane and nitrous oxide emissions from certain sources in the oil and natural gas industry sector, including in the onshore oil and natural gas production segment. The EPA indicated that it will use data collected through the reporting rules to decide whether to promulgate future GHG emission limits. In August 2022, Congress passed the Inflation Reduction Act, which included requirements to impose fees beginning in 2025 on 2024 calendar year methane emissions from oil and gas operations that are required to report their GHG emissions under the EPA’s GHG Reporting Rule. EPA’s final rule to implement the fee requirements, “Waste Emissions Charge for Petroleum and Natural Gas Systems” was published on November 18, 2024, and took effect on January 17, 2025. Compliance with these rules would have required enhanced record-keeping practices and, thus, may have increased operating costs associated with the Underlying Properties and may have decreased net revenue to the Trust. However, following the second Trump presidential inauguration, Congress postponed collection of the Waste Emissions Charge until 2034 under the One Big Beautiful Bill Act, which President Trump signed into law on July 4, 2025. And, consistent with that postponement, EPA proposed on September 12, 2025, to suspend all GHG reporting for the oil and gas sector (40 C.F.R. Part 98, Subpart W) until 2034. Further, on February 12, 2026, EPA rescinded the endangerment finding on the basis that EPA lacks statutory authority under Section 202(a) of the CAA to prescribe standards for GHG emissions, thus creating additional uncertainty about the scope and extent of GHG regulation in the United States. If the GHG reporting rule is not permanently repealed and if the rescission of the endangerment finding is not upheld in the litigation that promptly ensued, operating costs associated with GHG recordkeeping and reporting will continue to be incurred for the Royalty Properties. If GHG enhanced reporting, emission fees, reduction targets, or additional permitting are reinstated or imposed in the future, such requirements could decrease net revenue to the Trust.

In addition, on May 9, 2024, pursuant to its authority under Section 111 of the CAA to set emission standards for new and existing power plants based on the “best system of emission reduction,” EPA finalized new source performance standards for GHG emissions from fossil fuel-fired stationary combustion turbine electricity generating units and from certain fossil-fuel fired steam generating units. Among other requirements, the rule, effective July 8, 2024, revised CAA New Source Performance Standards (“NSPS”) for new or substantially modified natural gas-fired power plants based on the use of more efficient fuels, simple cycle operation, and the implementation of carbon capture and sequestration/storage technology. The rule also revises the NSPS for GHG emissions from fossil fuel–fired steam generating units that undertake major modifications. The rule was promptly challenged in court, and on June 11, 2025, EPA under the second Trump Administration proposed to repeal GHG emissions standards for fossil fuel-fired power plants and to make a finding that GHG emissions from fossil fuel-fired power plants do not contribute significantly to dangerous air pollution or, in the alternative, repeal certain other requirements, such as the emission guidelines for existing fossil fuel-fired steam generating units, and certain carbon capture and storage standards for coal-fired steam generating units and new base load stationary combustion turbines. Adoption of rules that either place additional limits on GHG emissions from fossil fuel-fired electricity or steam generating units or otherwise incentivize non-fossil fuel generated sources of energy could reduce demand for oil and gas generally, including oil and gas produced from the Royalty Properties and could increase the cost of operations of the Underlying Properties, which could result in a loss of reserves or revenues to the Trust.

Pursuant to the CAA and state laws concerning the permitting of air emissions, certain new and modified sources of air emissions are subject to air permitting authorizations for construction and operation, and sources of air emissions at the Underlying Properties are no exception to these requirements. In addition to air permitting requirements, certain sources of emissions involved in oil and gas operations are subject to source-specific emission standards pursuant to CAA New Source Performance Standards (“NSPS”) and National Emissions Standards for Hazardous Air Pollutants (“NESHAPs”). For example, on August 16, 2012, the EPA issued a final rule, known as NSPS Subpart OOOO, that established new source performance standards for volatile organic compounds (“VOCs”) and sulfur dioxide, an air toxics standard for major sources of oil and natural gas production, and an air toxics standard for major sources of natural gas transmission and storage. The rule applied to certain oil and natural gas sources that were constructed, modified, or reconstructed after August 23, 2011, and required that all hydraulically fractured or refractured natural gas wells be completed using reduced emission (“green”) completion technology, which significantly reduces VOC emissions. Limiting emissions of VOCs also has the co-benefit of limiting methane, a GHG. In addition, these regulations also include requirements applicable to storage tanks and other equipment in the affected oil and natural gas industry segments. On June 3, 2016, EPA promulgated NSPS Subpart OOOOa, establishing additional standards for the reduction of methane, VOCs, and other emissions from new and existing sources in the oil and gas sector. Among other requirements, these NSPS Subpart OOOOa rules, extended green completion requirements to new hydraulically fractured or refractured oil wells. Furthermore, in December 2023, EPA announced additional final NSPS OOOO program rules, referred to as Subparts OOOOb and OOOOc, which are expected to have a significant impact on the upstream and midstream oil and gas sectors from an operational cost perspective. The rules formally instate methane emissions limitations from new, modified, and reconstructed sources; and will regulate existing sources for the first time under the NSPS Subpart OOOOc program by requiring states to implement plans that meet or exceed federally established emission reduction guidelines for existing oil and natural gas facilities. Legal challenges, including by states, to the recently finalized NSPS Subparts OOOOb and OOOOc rules have ensued. Further, the EPA under the second Trump Administration issued a Final Rule on December 3, 2025, extending certain OOOOb and OOOOc compliance deadlines. Thus, although the bulk of the 2012 and 2016 standards are currently in effect, future implementation and the ultimate scope of the VOC and methane emissions regulations for the oil and gas production, transmission, and storage industry segments are uncertain at this time as a result of recent rulemakings and ongoing and expected legal challenges.

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

The Federal Water Pollution Control Act, also known as the Clean Water Act (“CWA”), and analogous state laws impose restrictions and strict controls on the discharge of pollutants, including produced waters and other oil and natural gas wastes, into waters of the United States. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by EPA or the relevant state agency. The CWA also prohibits the discharge of dredge and fill material into regulated waters, including wetlands, unless authorized by a permit issued by the U.S. Army Corps of Engineers (“USACE”). Whether CWA permitting is required depends upon whether and the extent to which “Waters of the United States” (“WOTUS” or "jurisdictional waters") may be impacted by the planned activity—for example, construction of drilling pads, access roads, or pipelines. Rulemaking by EPA and the USACE to define WOTUS has been heavily litigated, resulting in the rule taking effect at times in some states but not others and creating definitions that are more inclusive of certain waters effective in some states and those that are less inclusive effective in other states. EPA and USACE’s WOTUS definition rulemaking published in the Federal Register on January 18, 2023 (the January 2023 Rule) incorporated “relatively permanent” and “significant nexus” standards for determining jurisdiction over adjacent wetlands and additional waters, expanding the types of waters that could be considered WOTUS; however, this WOTUS definition was litigated and eventually amended on August 29, 2023, when EPA and USACE issued a final rule to conform the WOTUS definition to the U.S. Supreme Court’s May 25, 2023 decision in Sackett v. Environmental Protection Agency, which invalidated parts of the January 2023 Rule. With the August 2023 rulemaking, EPA and USACE implemented a narrower definition of WOTUS by, for example, removing “interstate wetlands”; redefining “adjacent” to mean “having a continuous surface connection”; and removing the “significant nexus” standard from the provisions regarding tributaries, adjacent wetlands, and intrastate lakes and ponds. EPA’s November 17, 2025, proposed rule aims to further conform the WOTUS definition to the Sackett decision by providing additional definitions for “relatively permanent,” “tributary,” and “continuous surface connection,” as well as by introducing additional exclusions and revisions to others, including exclusions for groundwater (i.e., groundwater would not be considered WOTUS) and prior converted cropland, an attempt to clarify the exclusion for ditches, and a broader exclusion for wastewater treatment systems. Comments on the November 2025 proposal were due by January 5, 2026. Regardless, the applicable WOTUS definition affects what CWA permitting or other regulatory obligations, such as spill prevention, control, and countermeasure (“SPCC”) planning, may be triggered during development and operation of the Underlying Properties, and changes to the WOTUS definition could cause delays in development and/or increase the cost of development and operation of the Underlying Properties.

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

The Underlying Properties have produced oil and/or gas for many years and, in connection with that production, managed waste, such as drilling fluids and produced water, that is subject to regulation under environmental laws. Although the Trust has no knowledge of the procedures followed by the operators of the Underlying Properties in this regard, hydrocarbons or other solid wastes (including hazardous or nonhazardous waste) may have been or may be disposed or released on, under, or from the Underlying Properties by the current or previous operators or may have been disposed offsite of the Underlying Properties. Federal, state and local laws and regulations applicable to oil and gas-related wastes and properties have become increasingly more stringent. The federal Solid Waste Disposal Act, as amended by the Resource Conservation and Recovery Act of 1976 (“RCRA”) and analogous state laws regulate the management and disposal of solid waste, including hazardous and nonhazardous waste. Although some wastes associated with the exploration and production of oil and natural gas are currently regulated as nonhazardous waste and are exempted from hazardous waste regulation under RCRA, this exemption is subject to being limited or lost, and the loss of this exemption would result in more stringent regulation of these types of waste. Moreover, these wastes and other wastes may be otherwise regulated by the EPA or state agencies. In addition, in the ordinary course of operation of the Underlying Properties, industrial wastes such as paint wastes and waste solvents may be regulated as hazardous waste under RCRA or considered hazardous substances under CERCLA. Failure to comply with these laws and regulations may result in the assessment of administrative, civil or criminal penalties, the imposition of investigatory, ongoing monitoring, or remedial obligations, and/or the issuance of injunctions limiting or preventing some or all of the operations. Under these laws, removal or remediation of current releases of such materials or of previously disposed wastes or property contamination at a drill site or a waste disposal facility could be required by a governmental authority regardless of whether the operators of the Underlying Properties were responsible for the release or contamination or if the operations were in compliance with all applicable laws at the time those actions were taken.

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

The operators of the Underlying Properties are subject to the requirements of the federal Occupational Safety and Health Act (“OSHA”) and comparable state statutes. In addition to the OSHA hazard communication standard, the EPA community right-to-know regulations under Title III of CERCLA, the general duty clause and Risk Management Planning regulations promulgated under section 112(r) of the Clean Air Act, and similar state statutes may also require disclosure of information about hazardous materials used, produced or otherwise managed during operation of the Underlying Properties. Some of these laws also require the development of risk management plans for certain facilities to prevent accidental releases of pollutants.

The Trustee is unable to predict the total impact of the current and potential regulations upon the operators of the Underlying Properties; the effect that noncompliance with existing environmental laws, rules and regulations; compliance with new legislation or regulation, or enforcement policies thereunder; or claims for property or environmental damage, or for personal injury or death, resulting from operations on the Underlying Properties could have on the Trust or Trust distributions. Even if the Trust were not directly liable for costs or expenses related to these matters, it is possible that the operators of the Underlying Properties could face operational delays, increases in the operating costs to comply with climate change or any other existing or new environmental legislation or regulation, decreases in the completion of new oil and natural gas wells, or an enforcement action or a private party action that could result in wells being plugged and abandoned earlier in their productive lives, resulting in a loss of reserves and revenues to the Trust each of which could reduce net proceeds payable to the Trust and Trust distributions.

Other Regulation

The petroleum industry is also subject to compliance with various other federal, tribal, state, and local regulations and laws, including, but not limited to, occupational safety, resource conservation and equal employment opportunity. The Trustee does not believe that compliance with these laws by the operating parties will have any material adverse effect on Unit holders.

Item 3. Legal Proceedings

SoftVest Petition

On December 26, 2025, SoftVest, L.P. (“SoftVest”), a Unit holder of the Trust, filed an Original Petition for Modification of Trust (the “Petition”) in the District Court of Tarrant County, Texas (Cause No. 96-373245-25) seeking judicial modification of the Trust’s Indenture. In the Petition, SoftVest seeks to (1) amend Section 8.03 of the Indenture to eliminate the requirement that certain amendments require approval by 75% of the outstanding Units of the Trust, and (2) delete Section 10.01 of the Indenture that sets forth certain prohibited amendments and replace Article X of the Indenture with a provision permitting amendment of any provision of the Indenture by a vote of Unit holders in accordance with Article VIII (which, as amended, would permit amendment by a majority in interest of Unit holders constituting a quorum at a meeting of Unit holders where a quorum is present). A hearing on the Petition is scheduled for Friday, May 8, 2026 at 10:30 a.m.

Blackbeard Settlement

On August 19, 2025, the Trustee entered into a settlement agreement and release (the “Settlement Agreement”) in connection with its lawsuit against Blackbeard, as operator of the properties in the Waddell Ranch, in Crane County, Texas, in which the Trust holds a 75% net overriding royalty. Pursuant to the lawsuit, the Trustee had sought to recover more than $9 million in damages it alleged resulted from Blackbeard’s failure to properly calculate and pay royalties due and owing to the Trust.

Pursuant to the Settlement Agreement, Blackbeard agreed to pay the Trust $9,000,000, of which $4,500,000 was paid to the Trust on September 18, 2025, and the remainder of which will be paid in four equal installments of $1,125,000 quarterly during the 2026 calendar year.

Additionally, the Settlement Agreement established the overhead rate that may be charged to the Trust and permits Blackbeard to pass through third-party charges for salt water disposal, gathering and transportation, and charge technical labor on reservoir engineers using an agreed allocation methodology against the net overriding royalty. The parties also agreed that the Trust would not make future claims for lost volumes in the case of ordinary line loss (as defined by third party purchase agreements with purchasers). The Trust will have the option to conduct annual site audits, at its expense. The Settlement Agreement also set forth agreed reporting that Blackbeard will provide the Trustee going forward.

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

Approximately 656 Unit holders of record held the 46,608,796 Units of the Trust at March 23, 2026.

The Trust has no equity compensation plans and has not repurchased any Units during the period covered by this report.

Item 6. [Reserved]

Computation of Royalty Income Received by the Trust

The Trust’s royalty income is computed as a percentage of the net profit from the operation of the properties in which the Trust owns net overriding royalty interests. The percentages of net profits are 75% and 95% in the cases of the Waddell Ranch properties and the Texas Royalty properties, respectively. The Waddell Ranch properties did not contribute to royalty income from October 2024 through December 31, 2025, and were in a deficit position as of December 31, 2025. Royalty income received by the Trust for the five years ended December 31, 2025, was computed as shown in the table on the next page.

	Year Ended December 31,
	2025		2024		2023		2022		2021
Gross Proceeds of Sales From the Underlying Properties:	Waddell Ranch Properties	Texas Royalty Properties	Waddell Ranch Properties	Texas Royalty Properties	Waddell Ranch Properties	Texas Royalty Properties	Waddell Ranch Properties	Texas Royalties Properties	Waddell Ranch Properties	Texas Royalty Properties
Oil Proceeds	$286,941,425	$12,692,579	$205,785,388	$15,730,975	$213,356,229	$16,423,167	$195,554,348	$20,665,465	$66,328,817	$12,799,649
Gas Proceeds	35,796,389	1,143,304	22,659,209	892,576	17,428,482	1,159,111	37,108,451	1,357,568	17,259,346	906,335
Other (adjustment) (1)	50,244,261	—	13,623,357	—	20,293,769	—	10,903,556	—	9,423,956	—
Total	372,982,075	13,835,883	242,067,954	16,623,551	251,078,480	17,582,278	243,566,355	22,023,033	93,012,119	13,705,984
Less:
Severance Tax
Oil	13,518,692	515,254	9,353,474	619,552	9,678,938	632,418	8,915,016	792,637	3,057,598	380,409
Gas	356,478	43,556	161,948	32,066	933,225	49,117	4,481,839	83,522	194,140	48,894
Gathering and Transportation Costs	32,437,258	153,598	23,864,405	127,292	21,715,807	134,222	$15,427,633	—	173,640	—
Lease Operating Expense and Property tax:
Oil and Gas	97,951,879	960,000	82,174,511	960,000	79,628,562	960,000	43,673,061	800,380	23,026,783	849,824
Capital Expenditures	228,717,768	—	109,416,344	—	120,462,603	—	124,283,888	—	66,559,957	—
Total	372,982,075	1,672,408	224,970,682	1,738,910	232,419,135	1,775,757	$196,781,437	$1,676,539	$93,012,118	$1,279,127
Net Profits	—	12,163,475	17,097,273	14,884,641	18,659,345	15,806,521	$46,784,918	$20,346,494	$—	$12,426,857
Net Overriding Royalty Interest	75%	95%	75%	95%	75%	95%	75%	95%	75%	95%
Total Royalty Income for Distribution (2)	$—	$11,555,301	$12,822,955	$14,140,409	$13,994,509	$15,016,195	$35,088,618	$19,329,169	$—	$11,805,514

(1)
See Note 4 to Financial Statements under Item 8. Financial Statements and Supplemental Data
(2)
Total Royalty Income for the Waddell Ranch properties does not include the $4.5 million partial settlement payment received in September of 2025.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

Trustee’s Discussion and Analysis for the Three-Year Period Ended December 31, 2025

Recent Developments

SoftVest Special Meeting and Petition

On December 16, 2025, the Trust held a special meeting of its Unit holders (the “Special Meeting”). The Special Meeting was called by the Trustee as required by Section 8.02 of the Trust Indenture at the request of SoftVest Advisors, LLC (“SoftVest Advisors”) and other Unit holders of the Trust collectively owning not less than 15% of the outstanding Trust Units. At the Special Meeting, Unit holders approved a non-binding proposal for SoftVest Advisors or another appropriate party to take appropriate actions as beneficiaries of the Trust to effect the judicial reformation or modification of the Trust Indenture, to allow for the approval of any amendment to the Trust Indenture by a simple majority of votes cast by Unit holders at a special meeting at which a quorum is present.

On or about February 10, 2026, SoftVest, L.P. (“SoftVest”), a Unit holder of the Trust, mailed documents to the other Unit holders, which included a cover letter, a Citation in the District Court of Tarrant County, Texas (“Citation”), the Original Petition for Modification of Trust (the “Petition”) in the District Court of Tarrant County, Texas (Cause No. 96-373245-25) seeking judicial modification of the Trust’s Indenture, and the Petitioner SoftVest, L.P.’s Notice of Bench Trial on Petitioner's Original Petition for Modification of Trust (“Notice of Bench Trial”), also collectively known as the “Unit holder Mailing”. The Unit holder Mailing advises Unit holders of a hearing to be scheduled Friday, May 8, 2026, at 10:30 a.m. before the 96th District Court of Tarrant County, Tom Vandergriff Civil Courts Building, 4th Floor, 100 North Calhoun Street, Fort Worth, Texas 76196, on the merits of SoftVest’s Petition pursuant to which it seeks to (1) amend Section 8.03 of the Indenture to eliminate the requirement that certain amendments require approval by 75% of the outstanding Units of the Trust, and (2) delete Section 10.01 of the Indenture that sets forth certain prohibited amendments and replace Article X of the Indenture with a provision permitting amendment of any provision of the Indenture by a vote of Unit holders in accordance with Article VIII (which, as amended, would permit amendment by a majority in interest of Unit holders constituting a quorum at a meeting of Unit holders where a quorum is present).

Blackbeard Settlement

On August 19, 2025, the Trustee entered into a settlement agreement and release (the “Settlement Agreement”) in connection with its lawsuit against Blackbeard, as operator of the properties in the Waddell Ranch, in Crane County, Texas, in which the Trust holds a 75% net overriding royalty. Pursuant to the lawsuit, the Trustee had sought to recover more than $9 million in damages it alleged resulted from Blackbeard’s failure to properly calculate and pay royalties due and owing to the Trust.

Pursuant to the Settlement Agreement, Blackbeard agreed to pay the Trust $9,000,000, of which $4,500,000 was paid to the Trust on September 18, 2025, and the remainder of which will be paid in four equal installments of $1,125,000 quarterly during the 2026 calendar year.

Additionally, the Settlement Agreement established the overhead rate that may be charged to the Trust and permits Blackbeard to pass through third-party charges for salt water disposal, gathering and transportation, and charge technical labor on reservoir engineers using an agreed allocation methodology against the net overriding royalty. The parties also agreed that the Trust would not make future claims for lost volumes in the case of ordinary line loss (as defined by third party purchase agreements with purchasers). The Trust will have the option to conduct annual site audits, at its expense. The Settlement Agreement also set forth agreed reporting that Blackbeard will provide the Trustee going forward.

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

Results of Operations

Royalty income received by the Trust for the three-year period ended December 31, 2025, which for 2025 is only from the Texas Royalty Properties, due to the excess cost position of the Waddell Ranch properties, is reported in the following table:

	Year Ended December 31,
Royalties	2025	2024	2023
Total Royalty Income(1)	$11,555,301	$26,963,365	$29,010,704
	100%	100%	100%
Oil Royalty Income	10,399,771	24,267,029	24,949,205
	90%	90%	86%
Gas Royalty Income	1,155,530	2,696,336	4,061,499
	10%	10%	14%
Total Royalty Income/Unit	$0.247921	$0.578504	$0.622430

(1) Total Royalty Income for 2025 does not include the $4.5 million partial payment of the lawsuit settlement paid to the Trust in September 2025 by Blackbeard.

As of May 2024, Blackbeard, the operator of the Waddell Ranch properties, provides the Trustee information necessary to calculate the net proceeds after the NYSE notification date such that royalty income of the Trust for the current calendar year is associated with actual oil and gas production for the period from October 2024 through September 2025 for the Waddell Ranch properties. Royalty income for the Trust for the calendar year for the Texas Royalty properties is associated with actual oil and gas production from November 2024 through October 2025. Oil and gas production for 2025, 2024 and 2023 generated by the Royalties and the Underlying Properties, excluding portions attributable to the adjustments discussed hereafter, are presented in the following table:

	Year Ended December 31,
Royalties	2025	2024	2023
Oil Sales (Bbls)	3,432,650	2,214,113	2,277,307
Gas Sales (Mcf)	15,540,798	12,200,992	12,174,696
Underlying Properties
Oil
Total Oil Sales (Bbls)	4,543,613	2,913,075	2,994,897
Average Per Day (Bbls)	12,448	7,981	8,090
Average Price/Bbl	$65.95	$75.88	$76.72
Gas
Total Gas Sales (Mcf)	20,698,346	16,250,885	16,183,928
Average Per Day (Mcf)	56,708	44,523	44,340
Average Price/Mcf	$1.78	$1.45	$2.40

The average price of oil decreased to $65.95 per barrel in 2025, down from $75.88 per barrel in 2024. The average price of oil in 2023 was $76.72 per barrel. In addition, the average price of gas increased from $1.45 per Mcf in 2024 to $1.78 per Mcf in 2025. The average price of gas in 2023 was $2.40 per Mcf. Oil prices have decreased primarily because of world market conditions. Oil prices are expected to remain volatile. Gas liquids values have declined due to high production levels, consistently mild weather patterns, and decreased heating demand. Blackbeard, after assuming the role of operator of the Waddell Ranch properties, immediately instituted a workover of specific wells, which caused the Trust not to receive any royalty income from the Waddell Ranch properties in portions of 2023 and 2024, and all of 2025. Royalty income was not received for the Waddell Ranch properties for the year 2025 due to large capital expenditures.

Subsequent to December 31, 2025, the price of both oil and gas continued to fluctuate, giving rise to a correlating adjustment of the respective standardized measure of discounted future net cash flows. As of March 16, 2026, NYMEX posted oil prices were approximately $93.39 per barrel, which compared to the posted price of $65.34 per barrel, used to calculate the worth of future net revenue of the Trust’s proved developed reserves, would result in a larger standardized measure of discounted future net cash flows for oil. As of March 16, 2026, NYMEX posted gas prices were $3.03 per MMBtu. The use of such price, as compared to the posted price of $3.387 per MMBtu, used to calculate the future net revenue of the Trust’s proved developed reserves would result in a smaller standardized measure of discounted future net cash flows for gas.

Prices obtained for oil and gas production depend upon numerous factors that are beyond the control of the Trust. Inflationary pressures continued during 2025, which has impacted the cost of goods and services for operators on the Underlying Properties and administrative costs for the Trust.

As of May 2024, Blackbeard has provided the Trustee information necessary to calculate the net proceeds after the announcement date for monthly distributions. In accordance with the Trust indenture, if royalty income is received from the Waddell Ranch properties on or prior to the record date, it will be included in the following month’s distribution, rather than the current month’s distribution. There was no royalty income received for the year ending December 31, 2025.

Since the oil and gas sales attributable to the Royalties are based on an allocation formula that is dependent on such factors as price and cost (including capital expenditures), production amounts do not necessarily provide a meaningful comparison. For the Underlying Properties oil and gas production increased approximately 56% and 46% respectively, from 2024 to 2025 which the Trustee believes were likely primarily due to new development based on the increased levels of capital expenditures.

Total capital expenditures for the twelve months of production reported in 2025 and used in the net overriding royalty calculation were approximately $228.7 million (gross). Total capital expenditures were $109.4 million (gross) in 2024 and $120.4 million (gross) in 2023.

Development information for the Waddell Ranch properties, such as well activity, completions, workovers, remedial activities, and plugging and abandonment, is not provided by Blackbeard.

Blackbeard does not provide a proposed capital expenditure budget.

In 2025, lease operating expense and property taxes on the Waddell Ranch properties amounted to approximately $98.0 million, compared to approximately $82.2 million in 2024, and approximately $79.6 million in 2023.

The Trustee was previously advised by the operator that as of December 31, 2023, the majority of Waddell Ranch oil production is now pipeline connected and sold under long term crude purchase agreements. Blackbeard would not confirm if this information remained accurate for 2024 or 2025.

During 2025, the monthly royalty receipts were invested by the Trustee in cash and cash equivalents until the monthly distribution date, and earned interest totaled $72,761. Interest income for 2024 and 2023 was $150,779 and $85,879, respectively.

General and administrative expenses in 2025 were $1,827,899 compared to $1,698,776 in 2024 and $1,118,096 in 2023, primarily due to audit of properties and other professional services. The reserve balance for administrative expenses for any potentially extraordinary events and/or expenses was $1,100,000 as of December 31, 2025, 2024 and 2023. There were no additions to the reserves for expenses during the years ended December 31, 2025, 2024 and 2023.

Distributable income for 2025 was $14,300,162 or $0.31 per Unit. Distributable income includes a $4.5 million partial settlement received from Blackbeard declared in the September 2025 distribution that was paid on October 15, 2025. The $4.5 million partial payment is included in the financial statements under “Statements of Distributable Income” and “Statement of Changes in Trust Corpus” as of December 31, 2025, as well as in “Quarterly Schedule of Distributable Income (Unaudited) for the year ended December 31, 2025” (See Notes 3 and 7).

Distributable income for 2024 was $25,415,368 or $0.55 per Unit.

Distributable income for 2023 was $27,978,487 or $0.060 per Unit.

Results of the Fourth Quarters of 2025 and 2024

Royalty income received by the Trust for the fourth quarter of 2025 amounted to $2,652,251 or $0.06 per Unit, a decrease from the fourth quarter of 2024, when the Trust received royalty income of $3,784,959 or $0.08 per Unit. The decrease in the fourth quarter of 2025 was due in part to no royalty income being received from the Waddell Ranch properties for the full quarter ended December 31, 2025, as opposed to just the last two months of the quarter ended December 31, 2024. Interest income for the fourth quarter of 2025 amounted to $25,437 compared to $28,091 for the fourth quarter of 2024. The decrease in interest income is primarily attributable to decreased amounts of funds available for investment. Total general and administrative expenses were $232,880 for the fourth quarter of 2025 compared to $382,860 for the fourth quarter of 2024. The decrease in expenses primarily related to timing of payments of legal and auditor expenses.

Assets, liabilities, and distributions for each month in the fourth quarter of 2025 are as follows:

	October	November	December
Assets	$2,195,609	$2,158,851	$1,877,733
Liabilities	$2,033,186	$1,996,428	$1,715,167
Distributions declared	$933,195	$896,437	$615,176
Distributions per Unit	$0.020021	$0.019233	$0.013198

As of May 2024, Blackbeard, the operator of the Waddell Ranch properties, has provided the Trustee information necessary to calculate the net proceeds after the NYSE notification date such that royalty income of the Trust for the fourth quarter is associated with actual oil and gas production for the period from July through September of the current and prior years for the Waddell Ranch properties. Royalty income for the Trust for the fourth quarters of 2024 and 2025 for the Texas Royalty properties is associated with actual oil and gas production from August through October of both years. Oil and gas production attributable to the Underlying Properties for each month in the fourth quarter of 2025 and the comparable period for 2025 are as follows:

	Waddell Ranch Properties
	2025				2024
	September	October	November	Total	September	October	November	Total
Royalties
Oil sales (Bbls)	298,802	326,081	328,684	953,567	174,367	198,955	189,143	562,465
Gas sales (Mcf)	1,432,575	1,429,268	1,425,154	4,286,997	1,077,265	1,181,264	1,101,120	3,359,649
Properties From Which The Royalties Were Carved:
Oil:
Total oil sales (Bbls)	398,402	434,775	438,245	1,271,422	232,489	265,273	252,191	749,953
Average per day (Bbls)	13,280	14,025	14,608	13,972	7,750	8,557	8,406	8,241
Average realized price per Bbl	$66.22	$63.15	$68.98	64.16	$77.35	$75.00	$68.98	$73.78
Gas:
Total gas sales (Mcf)	1,910,099	1,905,690	1,900,206	5,715,995	1,436,353	1,575,019	1,468,160	4,479,532
Average per day (Mcf)	63,670	61,474	63,340	62,813	47,878	50,807	48,939	49,226
Average realized price per Mcf	$2.01	$1.57	$1.16	$1.58	$1.14	$0.73	$1.81	$1.23

	Texas Royalty Properties
	2025				2024
	October	November	December	Total	October	November	December	Total
Royalties
Oil sales (Bbls)	14,323	14,356	11,957	40,636	16,103	14,246	16,432	46,781
Gas sales (Mcf)	11,709	9,425	10,456	31,590	7,106	5,788	6,315	19,209
Properties From Which The Royalties Were Carved:
Oil:
Total oil sales (Bbls)	16,329	16,337	13,834	46,500	17,969	16,035	18,407	52,411
Average per day (Bbls)	527	545	446	505	580	535	594	570
Average realized price per Bbl	$65.08	$63.38	$60.17	62.90	$77.19	$75.68	$70.83	74.57
Gas:
Total gas sales (Mcf)	13,282	10,723	12,089	36,094	7,932	6,521	7,073	21,526
Average per day (Mcf)	428	357	390	392	256	217	228	234
Average realized price per Mcf	$8.10	$7.10	$8.32	$7.88	$10.02	$11.30	$11.05	$10.79

For the Waddell Ranch properties, the posted price of oil decreased for the fourth quarter of 2025 compared to the fourth quarter of 2024, resulting in an average price per barrel of $64.16 compared to $73.78 in the same period of 2024. The average price of gas increased for the fourth quarter of 2025 compared to the same period in 2024, resulting in an average price per Mcf of $1.58 compared to $1.23 in the fourth quarter of 2024. Both oil and gas production increased in the fourth quarter of 2025 compared to the same period in 2024 for the Waddell Ranch properties.

For the Texas Royalty properties, the posted price of oil decreased for the fourth quarter of 2025 compared to the fourth quarter of 2024, resulting in an average price per barrel of $62.90 compared to $74.57 in the same period of 2024. The average price of gas decreased for the fourth quarter of 2025 compared to the same period in 2024, resulting in an average price per Mcf of $7.88 compared to $10.79 in the fourth quarter of 2024. Oil production decreased, while gas production increased in the fourth quarter of 2025 compared to the same period in 2024 for the Texas Royalty properties.

Development information for the Waddell Ranch properties such as well completions, workovers, remedial activities, and plugging and abandonment, is not provided by Blackbeard.

Use of Estimates

The preparation of financial statements in conformity with the basis of accounting described above requires management to make estimates and assumptions that affect reported amounts of certain assets, liabilities, revenues and expenses as of and for the reporting periods. Actual results may differ from such estimates.

Impairment

The Trustee routinely reviews its royalty interests in oil and gas properties for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If an impairment event occurs and it is determined that the carrying value of the Trust’s royalty interests may not be recoverable, an impairment will be recognized as measured by the amount by which the carrying amount of the royalty interests exceeds the fair value of these assets, which would likely be measured by discounting projected cash flows. There was no impairment of the assets during the years ended December 31, 2025, 2024, or 2023.

Critical Accounting Policies and Estimates

The Trust’s financial statements reflect the selection and application of accounting policies that require the Trust to make significant estimates and assumptions. The following are some of the more critical judgment areas in the application of accounting policies that currently affect the Trust’s financial condition and results of operations.

1.
Basis of Accounting

The financial statements of the Trust are prepared on the following modified cash basis of accounting and are not intended to present financial position and results of operations in conformity with accounting principles generally accepted in the United States of America (“GAAP”):

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

2.
Royalty Income

Revenues from royalty interests are recognized in the period in which amounts are received by the Trust. For the Texas Royalty Properties, royalty income received by the Trust in a given calendar year will generally reflect the proceeds from crude oil and natural gas produced for the twelve-month period ended October 31st in that calendar year. As of May 2024, Blackbeard has provided the Trustee information necessary to calculate the net proceeds for the Waddell Ranch properties after the NYSE notification date such that royalty income for 2025 is associated with actual oil and gas production for the 12-month period of October 1, 2024 through September 30, 2025. There was no royalty income received from Blackbeard for the calendar year 2025.

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

Report of Independent Registered Public Accounting Firm

To the Unit Holders of

Permian Basin Royalty Trust and

Argent Trust Company, Trustee

Opinion on the Financial Statements

We have audited the accompanying statements of assets, liabilities and trust corpus of Permian Basin Royalty Trust (the Trust) as of December 31, 2025 and 2024, and the related statements of distributable income and changes in trust corpus for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the assets, liabilities, and trust corpus of the Trust as of December 31, 2025 and 2024, and the distributable income and changes in trust corpus for each of the three years in the period ended December 31, 2025, in conformity with the modified cash basis of accounting, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America.

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

Houston, Texas

March 27, 2026

PERMIAN BASIN ROYALTY TRUST

FINANCIAL STATEMENTS

STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	December 31,
ASSETS	2025	2024
Cash and Short-term Investments	$1,715,167	$2,122,585
Net Overriding Royalty Interests in Producing Oil and Gas Properties — Net (Notes 2 and 3)	162,566	164,407
Total	$1,877,733	$2,286,992
LIABILITIES AND TRUST CORPUS
Distribution Payable to Unit Holders	$615,167	$1,022,585
Commitments and Reserve for Contingencies (Note 8)	1,100,000	1,100,000
Total Liabilities	$1,715,167	$2,122,585
Trust Corpus — 46,608,796 Units of Beneficial Interest Authorized and Outstanding	162,566	164,407
Total	$1,877,733	$2,286,992

STATEMENTS OF DISTRIBUTABLE INCOME

	For the year ended December 31,
	2025	2024	2023
Royalty Income	$16,055,300	$26,963,365	$29,010,704
Interest Income	72,761	150,779	85,879
Total Income	16,128,061	27,114,144	29,096,583
General and Administrative Expenditures	1,827,899	1,698,776	1,118,096
Total Expenditures	1,827,899	1,698,776	1,118,096
Distributable Income	$14,300,162	$25,415,368	$27,978,487
Distributable Income per Unit (46,608,796 Units)	$0.31	$0.55	$0.60

The accompanying notes to financial statements are an integral part of these statements.

STATEMENTS OF CHANGES IN TRUST CORPUS

	For the year ended December 31,
	2025	2024	2023
Trust Corpus, Beginning of Year	$164,407	$221,474	$279,433
Amortization of Net Overriding Royalty Interests	(1,841)	(57,067)	(57,959)
Distributable Income	14,300,162	25,415,368	27,978,487
Distributions Declared	(14,300,162)	(25,415,368)	(27,978,487)
Trust Corpus, End of Year	$162,566	$164,407	$221,474

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
2.
Accounting Policies

The financial statements of the Trust are prepared on the following modified cash basis of accounting and are not intended to present financial position and results of operations in conformity with accounting principles generally accepted in the United States of America (“GAAP”):

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
•
Trust expenses, consisting principally of routine general and administrative costs, are recorded based on liabilities paid and cash reserves established out of cash received or borrowed funds for liabilities and contingencies.
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

Impairment

The Trustee routinely reviews its royalty interests in oil and gas properties for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If an impairment event occurs and it is determined that the carrying value of the Trust’s royalty interests may not be recoverable, an impairment will be recognized as measured by the amount by which the carrying amount of the royalty interests exceeds the fair value of these assets, which would likely be measured by discounting projected cash flows. There was no impairment of the assets during the years ended December 31, 2025, 2024, or 2023.

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

3.
Net Overriding Royalty Interests and Distribution to Unit Holders

The amount to be distributed to Unit holders (“Monthly Distribution Amount”) is determined monthly. The Monthly Distribution Amount is an amount equal to the sum of cash received by the Trustee during a calendar month attributable to the Royalties, any reduction in cash reserves and any other cash receipts of the Trust, including interest, reduced by the sum of liabilities paid and any increase in cash reserves. If the Monthly Distribution Amount for any monthly period is a negative number, then the distribution will be zero for such month. To the extent the distribution amount is a negative number, that amount will be carried forward and deducted from future monthly distributions until the cumulative distribution calculation becomes a positive number, at which time a distribution will be made. Unit holders of record will be entitled to receive the calculated Monthly Distribution Amount for each month on or before 10 business days after the monthly record date, which is generally the last business day of each calendar month.

Due to an NPI deficit, the Waddell Ranch properties did not contribute to royalty income from October 2024 through December 2025.

Distributable income includes a $4.5 million partial settlement received from Blackbeard declared in the September 2025 distribution that was paid on October 15, 2025. The $4.5 million partial payment is included in the financial statements under “Statements of Distributable Income” and “Statement of Changes in Trust Corpus” as of December 31, 2025, as well as in “Quarterly Schedule of Distributable Income (Unaudited) for the year ended December 31, 2025”.

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

The initial carrying value of the Royalties ($10,975,216) represented Southland Royalty Company’s historical net book value at the date of the transfer to the Trust. Accumulated amortization as of December 31, 2025 and 2024 was $10,812,650 and $10,810,809, respectively.

4.
Excess Costs

If monthly costs exceed revenues for the Waddell Ranch properties or Texas Royalty properties, such excess costs must be recovered, with accrued interest, from future net proceeds and cannot reduce net proceeds from the other conveyance. The Waddell Ranch properties did not contribute to royalty income for the months of October 2024 through December 2025, such that the Waddell Ranch properties were in a deficit position as of December 31, 2025.

The following table summarizes excess costs activity, cumulative excess costs balance, and accrued interest to be recovered as calculated by Blackbeard.

	Underlying Properties	Net to the Trust
Cumulative excess costs remaining at 12/31/2024	$13,623,356	$10,217,517
Net excess costs (recovery) for the quarter ended 3/31/25	$13,918,276	$10,438,707
Net excess costs (recovery) for the quarter ended 6/31/25	$8,337,807	$6,253,355
Net excess costs (recovery) for the quarter ended 9/30/25	$7,669,844	$5,752,383
Net excess costs (recovery) for the quarter ended 12/31/25	$17,292,655	$12,969,491
Cumulative excess costs remaining at 12/31/2025	$60,841,938	$45,631,453
Accrued interest at 12/31/25	$3,025,675	$2,269,256
Total remaining to be recovered at 12/31/25	$63,867,613	$47,900,709

For the year ended December 31, 2025, excess costs were $60,841,938 ($45,631,453 net to the Trust) for the Waddell Ranch properties. Accrued interest was $3,025,675 ($2,269,256 net to the Trust). As of December 31, 2024, excess costs were $13,500,104 ($10,125,078 net to the Trust) for the Waddell Ranch properties. Accrued interest, as of December 31, 2024, was $123,252 ($92,439 net to the Trust).

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

Because the Trust is a grantor trust for federal tax purposes, each Unit holder is taxed directly on his, her or its proportionate share of income, deductions and credits of the Trust consistent with each such Unit holder’s taxable year and method of accounting and without regard to the taxable year or method of accounting employed by the Trust. The income of the Trust consists primarily of a specified share of the proceeds from the sale of oil and gas produced from the Underlying Properties. During 2025, 2024, and 2023, the Trust also earned interest income on funds held for distribution and the cash reserve maintained for the payment of contingent and future obligations of the Trust.

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

Unit holders of record will continue to receive an individualized tax information letter for each of the quarters ending March 31, June 30 and September 30, 2023, and for the year ending December 31, 2024. However, 2024 was the last year that the Trust provided individual unitholder tax information worksheets. This decision was made after carefully considering the cost-benefit of providing those worksheets: taking into account the monthly cost of the third-party data gathering service, the cost to print the tax booklets and letters, and the cost to mail the tax booklets and letters. The same information can be derived using both the tax calculator and the cost depletion calculator on the Trust’s website, along with the tax booklet that is also posted on the Trust’s website. Unit holders owning Units in the name of a nominee may obtain monthly tax information from the Trustee upon request. See discussion above regarding certain reporting requirements imposed upon middlemen under U.S. Treasury Regulations because the Trust is considered a WHFIT for federal income tax purposes.

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

On July 4, 2025, the OBBBA was signed into law. The OBBBA includes significant federal income tax provisions, such as the permanent extension of the income tax rates set by the TCJA, the continued suspension of miscellaneous itemized deductions and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. Each Unit holder should consult their own tax advisor regarding the potential tax consequences of the OBBBA and its impact on such person’s ownership of Trust Units.

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

On August 19, 2025, Argent, as Trustee of the Trust announced that it had reached the Settlement Agreement in connection with its litigation against Blackbeard, the operator of the properties in the Waddell Ranch, in Crane County, Texas, in which the Trust holds a 75% net overriding royalty. Pursuant to the lawsuit, the Trustee had sought to recover more than $9 million in damages it alleged resulted from Blackbeard’s failure to properly calculate and pay royalties due and owing the Trust. Pursuant to the Settlement Agreement, Blackbeard agreed to pay the Trust $9,000,000, of which $4,500,000 was paid in September 2025, with the remaining $4,500,000 being paid to the Trust in equal amounts in each quarter in 2026. Pursuant to IRS regulations and court rulings, the Settlement Agreement proceeds have been included as gross income from the Waddell Ranch properties for percentage depletion purposes. Since cost depletion is calculated based on the amounts sold during the period divided by the estimated quantity of reserves and the Settlement Agreement originates from Blackbeard’s failure to calculate the net royalty payable to the Trust (rather than the amounts sold), the Settlement Agreement proceeds are not included in the computation of cost depletion.

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

	Total
	Oil (Bbls)	Gas (Mcf)	BOE
December 31, 2022	11,553	25,737	15,843
Extensions, discoveries, and other additions	4,504	8,064	5,848
Revisions of previous estimates	(2,118)	7,137	(929)
Production	(2,277)	(12,175)	(4,306)
December 31, 2023	11,662	28,763	16,456
Extensions, discoveries, and other additions	—	—	—
Revisions of previous estimates	(1,080)	6,655	29
Production	(2,214)	(12,201)	(4,248)
December 31, 2024	8,368	23,217	12,237
Extensions, discoveries, and other additions	—	—	—
Revisions of previous estimates	8,449	30,029	13,454
Production	(3,433)	(15,541)	(6,023)
December 31, 2025	13,384	37,705	19,668

Estimated quantities of proved developed reserves of oil and gas as of the dates indicated were as follows (in thousands):

Proved Developed Reserves:	Oil (Barrels)	Gas (Mcf)	BOE
December 31, 2022	8,022	21,216	11,558
December 31, 2023	11,662	28,763	16,456
December 31, 2024	8,368	23,217	12,237
December 31, 2025	13,384	37,705	19,668

Disclosure of a Standardized Measure of Discounted Future Net Cash Flows

The following is a summary of a standardized measure (in thousands) of discounted future net cash flows related to the total proved oil and gas reserve quantities attributable to the Trust. Information presented is based upon valuation of proved reserves by using discounted cash flows based upon average oil and gas prices ($65.34 per bbl and $3.387 per MMBtu, respectively) during the 12-month period prior to the fiscal year-end, determined as an unweighted arithmetic average of the first-day-of-the-month price for each month within such period, unless prices are defined by contractual arrangements, excluding escalations based upon future conditions and severance and ad valorem taxes, if any, and economic conditions, discounted at the required rate of 10 percent. As the Trust is not subject to taxation at the Trust level, no provision for income taxes has been made in the following disclosure. Trust prices may differ from posted NYMEX prices due to differences in product quality and property location. The impact of changes in current prices on reserves could vary significantly from year to year. Accordingly, the information presented below should not be viewed as an estimate of the fair market value of the Trust’s oil and gas properties nor should it be viewed as indicative of any trends.

December 31,	2025	2024	2023
Future net cash inflows	$925,721	$643,652	$897,415
Discount of future net cash flows @ 10%	(377,799)	(272,286)	(388,866)
Standardized measure of discounted future net cash inflows	$547,922	$371,366	$508,549

The change in the standardized measure of discounted future net cash flows for the years ended December 31, 2025, 2024 and 2023 is as follows (in thousands):

	Total
	2025	2024	2023
January 1	$371,366	$508,548	$686,487
Extensions, discoveries, and other additions	—	—	185,611
Accretion of discount	37,136	50,855	68,646
Revisions of previous estimates and other	150,975	(161,074)	(403,184)
Royalty income	(11,555)	(26,963)	(29,011)
December 31	$547,922	$371,366	$508,549

Subsequent to December 31, 2025, the price of both oil and gas continued to fluctuate, giving rise to a correlating adjustment of the respective standardized measure of discounted future net cash flows. As of March 16, 2026, NYMEX posted oil prices were approximately $93.39 per barrel, which compared to the posted price of $65.34 per barrel, used to calculate the worth of future net revenue of the Trust’s proved developed reserves, would result in a larger standardized measure of discounted future net cash flows for oil. NYMEX posted gas prices were $3.03 per MMBtu on March 16, 2026. The use of such price, as compared to the posted price of $3.387 per MMBtu, used to calculate the future net revenue of the Trust’s proved developed reserves would result in a smaller standardized measure of discounted future net cash flows for gas.

7.
Quarterly Schedule of Distributable Income (Unaudited)

The following is a summary of the unaudited quarterly schedule of royalty income, distributable income, and distributions declared (per unit) for the two years ended December 31, 2025:

2025	Royalty Income	Distributable Income	Distributable Income and Distribution Per Unit
First Quarter	$3,054,697	$2,596,212	$0.055701
Second Quarter	3,089,889	2,397,255	0.051432
Third Quarter	7,258,463	6,861,887	0.147222
Fourth Quarter	2,652,251	2,444,808	0.052452
Total	$16,055,300	$14,300,162	$0.306807

2024	Royalty Income	Distributable Income	Distributable Income and Distribution Per Unit
First Quarter	$6,005,642	$5,492,206	$0.117831
Second Quarter	8,803,389	8,436,688	0.181009
Third Quarter	8,366,375	8,053,284	0.172782
Fourth Quarter	3,787,959	3,433,190	0.073658
Total	$26,963,365	$25,415,368	$0.545280

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

10. General and Administrative Expenses

General and administrative expenses for the years ended December 31, 2025, 2024, and 2023 were as follows:

	2025	2024	2023
Trustee's fee	$114,095	$122,730	$95,443
Professional fees	$1,181,943	$895,520	$456,657
Unit holder service fees	$528,494	$553,340	$526,155
Other	$3,367	$127,186	$39,840
Total General and Administrative Expenses	$1,827,899	$1,698,776	$1,118,095

11.
Subsequent Events

Subsequent to December 31, 2025, the Trust declared the following distributions:

Monthly Record Date	Payment Date	Distribution per Unit
January 30, 2026	February 13, 2026	$0.040056
February 27, 2026	March 13, 2026	$0.014221
March 20, 2026	April 14, 2026	$0.010662

Subsequent to December 31, 2025, the Trust received a quarterly settlement payment of $1,125,000 on January 2, 2026 pursuant to its Settlement Agreement with Blackbeard. This payment was included in the January 2026 distribution to Unit holders.

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

In its evaluation of disclosure controls and procedures, the Trustee has relied, to the extent considered reasonable, on information provided by Blackbeard Operating, LLC, the operator of the Waddell Ranch properties, and Riverhill Energy Corporation, the operator of the Texas Royalty properties.

Changes in Internal Control over Financial Reporting

There has not been any change in the Trust’s internal control over financial reporting during the twelve months ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting.

Trustee’s Report on Internal Control Over Financial Reporting

The Trustee is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Securities and Exchange Act of 1934, as amended. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with the modified cash basis of accounting. The Trustee conducted an evaluation of the effectiveness of the Trust’s internal control over financial reporting based on the criteria established in Internal Control-Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Trustee’s evaluation under the framework in Internal Control-Integrated Framework 2013, the Trustee concluded that the Trust’s internal control over financial reporting are effective as of December 31, 2025.

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

The Trust has no directors or officers and based solely on its review of the reports received by it, the Trust believes that during the fiscal year of 2025, no person who was a beneficial owner of more than ten percent of the Trust’s Units failed to file on a timely basis any report required by Section 16(a), with the exception of one late Form 3 and one late Form 4 filed by Eric L. Oliver, SoftVest Advisors, LLC, SoftVest, LP, and SoftVest GP I, LLC.

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

Item 11. Executive Compensation

During the years ended December 31, 2025, 2024 and 2023, the Trustee for such periods received total remuneration as follows:

Name of Individual or Number of Persons in Group	Cash Compensation (1)	Year
Argent Trust Company, Trustee	$114,095	2025
Argent Trust Company, Trustee	$122,730	2024
Argent Trust Company, Trustee	$95,443	2023

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a) Security Ownership of Certain Beneficial Owners.  Based solely on a review of statements filed with the SEC pursuant to Section 13(d) or 13(g) of the Securities Exchange Act of 1934, as amended, the following table sets forth all persons who are known to the Trustee to own beneficially more than 5% of the outstanding Units of the Trust as of December 31, 2025:

Name	Number of Units Owned(1)	Percent(2)
Loyd Powell(3)	3,372,195	7.24%
Gideon Powell(3)	1,287,004	2.76%
SoftVest, LP(4)	6,217,107	13.3%
Horizon Kinetics Asset Management LLC(5)	5,839,825	12.5%

(1)
Unless otherwise indicated, all Units are held directly with sole voting and investment power.
(2)
Based on 46,608,796 Units outstanding as of December 31, 2025.
(3)
Based on Schedule 13G/A filed February 11, 2021, reporting ownership as of December 31, 2020, jointly and as a group by Loyd Powell and Gideon Powell. The address for each of Loyd Powell and Gideon Powell is P.O. Box 12208; Suite 1610, Dallas, Texas 75225.
(4)
Based on Schedule 13D/A filed December 29, 2025, reporting ownership as of December 26, 2025, jointly by SoftVest Advisors, LLC, SoftVest, LP, SoftVest GP I, LLC, and Eric L. Oliver. The address for each of SoftVest Advisors, LLC, SoftVest, LP, SoftVest GP I, LLC, and Eric L. Oliver is 400 Pine Street, Suite 1010, Abilene, TX, 79601. Per the Schedule 13D/A, such ownership excludes 17,000 Units held by family members and partnerships for the benefit of Eric L. Oliver, of which he disclaims beneficial ownership.
(5)
Based on Schedule 13G/A filed July 2, 2025, reporting ownership as of June 3, 2025 by Horizon Kinetic Asset Management LLC. The address for Horizon Kinetic Asset Management LLC is 470 Park Avenue South, 8th Floor South, New York, NY 10016.

(b) Security Ownership of Management. The Trust has no directors or officers. Argent Trust Company, the Trustee, held as of March 23, 2026, no Units in any fiduciary capacity.

(c) Change In Control. The Trustee knows of no arrangements which may subsequently result in a change in control of the Trust.

(d) Securities Authorized for Issuance under Equity Compensation Plans. The Trust has no equity compensation plans.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The Trust has no directors or executive officers. See Item 11 for the remuneration received by the Trustee during the years ended December 31, 2025, 2024 and 2023.

Item 14. Principal Accounting Fees and Services

Fees for services performed by Weaver and Tidwell, L.L.P. for the years ended December 31, 2025 and 2024 are:

Weaver and Tidwell, L.L.P.	2025	2024
Audit fees	$163,013	$115,100
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
Total	$163,013	$115,100

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

ARGENT TRUST COMPANY,
TRUSTEE FOR THE
PERMIAN BASIN ROYALTY TRUST

By:	/s/Nancy Willis
Nancy Willis
Director of Royalty Trust Services

Date: March 27, 2026

(The Trust has no directors or executive officers.)