Form 10-Q
period 2026-03-31
PERMIAN BASIN ROYALTY TRUST
filed 2026-05-14
CIK 319654

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

Number of units of beneficial interest outstanding at May 14, 2026: 46,608,796

PERMIAN BASIN ROYALTY TRUST

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The condensed interim financial statements included herein have been prepared by Argent Trust Company as Trustee for the Permian Basin Royalty Trust (the “Trust”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed interim financial statements and notes thereto be read in conjunction with the financial statements and the notes thereto included in the Trust’s latest annual report on Form 10-K. In the opinion of the Trustee, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the assets, liabilities and trust corpus of the Trust as of March 31, 2026, and the distributable income and the changes in trust corpus for the three months ended March 31, 2026 and 2025, have been included. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year. Unless specified otherwise, all amounts included herein are presented in US dollars.

PERMIAN BASIN ROYALTY TRUST

CONDENSED INTERIM STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	March 31, 2026 (Unaudited)	December 31, 2025
ASSETS
Cash and short-term investments	$1,596,941	$1,715,167
Net overriding royalty interests in producing oil and gas properties (net of accumulated amortization of $10,813,082 and $10,812,650 at March 31, 2026 and December 31, 2025, respectively)	162,134	162,566
TOTAL ASSETS	$1,759,075	$1,877,733
LIABILITIES AND TRUST CORPUS
Distribution payable to Unitholders	$496,941	$615,167
Commitments and reserves for contingencies (Note 7)	1,100,000	1,100,000
Total Liabilities	$1,596,941	$1,715,167
Trust corpus – 46,608,796 Units of beneficial interest authorized and outstanding	162,134	162,566
TOTAL LIABILITIES AND TRUST CORPUS	$1,759,075	$1,877,733

The accompanying notes are an integral part of these condensed interim financial statements.

PERMIAN BASIN ROYALTY TRUST

CONDENSED INTERIM STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Royalty income	$3,551,082	$3,054,697
Interest income	16,876	16,523
Total Income	3,567,958	3,071,220
General and administrative expenditures	(541,157)	(475,008)
Distributable income	$3,026,801	$2,596,212
Distributable income per Unit (46,608,796 Units outstanding)	$0.06	$0.06

The accompanying notes are an integral part of these condensed interim financial statements.

PERMIAN BASIN ROYALTY TRUST

CONDENSED INTERIM STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Trust corpus, beginning of period	$162,566	$164,407
Amortization of net overriding royalty interests	(432)	(642)
Distributable income	3,026,802	2,596,212
Distributions declared	(3,026,802)	(2,596,212)
Total Trust Corpus, end of period	$162,134	$163,765
Distributions per Unit (46,608,796 Units outstanding)	$0.06	$0.06

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

On January 9, 2014, Bank of America N.A. (as successor to The First National Bank of Fort Worth) gave notice to the holders of Units (the “Unitholders”) that it would be resigning as trustee of the Trust subject to certain conditions that included the appointment of Southwest Bank as successor trustee. At a Special Meeting of Trust Unitholders, the Unitholders approved the appointment of Southwest Bank as successor trustee of the Trust once the resignation of Bank of America N.A. took effect and also approved certain amendments to the Trust’s indenture (the “Trust Indenture”). The effective date of Bank of America N.A.’s resignation and the effective date of Southwest Bank’s appointment as successor trustee was August 29, 2014. Effective October 19, 2017, Simmons First National Corporation (“SFNC”) completed its acquisition of First Texas BHC, Inc., the parent company of Southwest Bank. SFNC is the parent company of Simmons Bank. SFNC merged Southwest Bank with Simmons Bank effective February 20, 2018.

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

The Trustee believes such information includes all the disclosures necessary to make the information presented not misleading. The information furnished reflects all adjustments which are, in the opinion of the Trustee, necessary for a fair presentation of the results for the interim periods presented. The financial information should be read in conjunction with the financial statements and notes thereto included in the Trust's Annual Report on Form 10-K for the year ended December 31, 2025. The Trust considers all highly liquid investments with a maturity of three months or less to be cash equivalents. Net overriding royalty interests are reviewed for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. If circumstances require the net overriding royalty interests to be tested for possible impairment, the Trust first compares undiscounted cash flows expected to be generated by the net overriding royalty interests to its carrying value. If the carrying value of the net overriding royalty interests is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value. The fair value of the net overriding royalty interests is measured using valuation techniques consistent with the income approach, converting future cash flows to a single discounted amount.

2.
ACCOUNTING POLICIES

Basis of Accounting

The condensed interim financial statements of the Trust are prepared on the following modified cash basis of accounting and are not intended to present financial position and results of operations in conformity with accounting principles generally accepted in the United States of America (“GAAP”):

•
Royalty income recorded for a month is the amount computed and paid to the Trustee on behalf of the Trust by the interest owners. Royalty income consists of the amounts received and available for distribution by the owners of the interest burdened by the Royalties from the sale of production less accrued production costs, development and drilling costs, applicable taxes, operating charges and other costs and deductions multiplied by 75% in the case of the Waddell Ranch properties and 95% in the case of the Texas Royalty properties. Royalty income for the Waddell Ranch properties was not received for the quarter ended March 31, 2026.
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

Contingencies

Contingencies related to the underlying properties from which the royalties are carved (the “Underlying Properties”) that are unfavorably resolved would generally be reflected by the Trust as reductions to future royalty income payments to the Trust with corresponding reductions to cash distributions to Unitholders.

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

As a result of excess costs, there was no royalty income received from Blackbeard for the three months ended March 31, 2026, with the exception of the $1.1 million partial settlement included in the distribution declared in January 2026 that was paid on February 13, 2026. The $1.1 million partial payment is included in “Royalty Income” on the “Condensed Interim Statements of Distributable Income for the three months ended March 31, 2026” (See Note 7).

4.
EXCESS COSTS

If monthly costs exceed revenues for the Waddell Ranch properties or Texas Royalty properties, such excess costs must be recovered, with accrued interest, from future net proceeds and cannot reduce net proceeds from the other conveyance. The Waddell Ranch properties did not contribute to royalty income for the months of October 2024 through February 2026, respectively such that the Waddell Ranch properties remain in a deficit position as of March 31, 2026.

The following table summarizes excess costs activity, cumulative excess costs balance, and accrued interest to be recovered as calculated by Blackbeard.

	Underlying Properties	Net to the Trust
Cumulative excess costs remaining at 12/31/2025	$63,867,613	$47,900,709
Net excess costs (recovery) for the quarter ended 3/31/26	$(5,229,920)	$(3,922,440)
Cumulative excess costs remaining at 3/31/2026	$58,637,693	$43,978,269
Accrued interest at 3/31/26	$4,192,476	$3,144,357
Total remaining to be recovered at 3/31/26	$62,830,169	$47,122,626

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

Pursuant to the Settlement Agreement, Blackbeard has agreed to pay the Trust $9,000,000, of which $4,500,000 was paid in September 2025, $1,125,000 was paid in January 2026, and the remainder of which will be paid in three equal installments of $1,125,000 quarterly during the next three quarters of the 2026 calendar year.

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

8. TRUSTEE FEES

Trustee fees for the period ending March 31, 2026, were $18,644. For the period ending March 31, 2025, Trustee fees were $31,365.

9. SUBSEQUENT EVENTS

Subsequent events were evaluated through the issuance date of the condensed interim financial statements. Subsequent to March 31, 2026, the Trust declared a distribution on April 20, 2026 of $0.038014 per Unit outstanding payable on May 14, 2026 to Unitholders of record on April 30, 2026. The April 2026 distribution included $1.125 million, the third partial installment of the settlement with Blackbeard.

On March 30, 2026, Blackbeard informed the Trust that after further reviewing the Trust Conveyance (Sections 1.07, 1.10, and 1.15) for the Waddell Ranch properties, it has initiated a change in the computation of net proceeds. Beginning with the activity month of January 2026, production costs will be reported in the month incurred (activity month) rather than in the month in which revenue is recognized (generally the subsequent month). To bring the quarterly reporting into compliance with this timing change in the calculation of net proceeds, the March reporting period, which will be disclosed in the Trust’s quarterly report on Form 10-Q for the second quarter of 2026, will include production costs for both January and February while reflecting one month (January) of gross proceeds.

On May 8, 2026, a hearing (the “Hearing”) was held before the 96th District Court of Tarrant County, Texas (the “Court”) in connection with the Original Petition for Modification of Trust (the “Petition”) filed by SoftVest, L.P. (“SoftVest”), a Unitholder of the Trust , seeking judicial modification of the Trust Indenture. At the Hearing, the Court approved SoftVest’s requested modifications which (1) amended Section 8.03 of the Trust Indenture to eliminate the requirement that certain amendments require approval by 75% of the outstanding Units of the Trust, and (2) deleted Section 10.01 of the Trust Indenture that sets forth certain prohibited amendments and replaced Article X of the Trust Indenture with a provision permitting amendment of any provision of the Trust Indenture by a vote of Unitholders in accordance with Article VIII (which, as amended, will permit amendment by a majority in interest of Unitholders constituting a quorum at a meeting of Unitholders where a quorum is present). As a result of the Court’s order, the Trustee entered into Amendment No. 2 to the Amended and Restated Trust Indenture of Permian Basin Royalty Trust dated May 8, 2026 implementing the modifications approved by the Court.

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

Commodity Prices

The Trust’s income and monthly distributions are heavily influenced by commodity prices. Commodity prices may fluctuate widely in response to (i) relatively minor changes in the supply of and demand for oil and natural gas, (ii) market uncertainty and (iii) a variety of additional factors that are beyond the Trustee’s control. Recently, there has been volatility in oil and natural gas prices due in part to geopolitical conditions in Eastern Europe and the Middle East. During 2025, oil hit a high price of $79.28 per barrel on January 17, 2025 and steadily decreased throughout the year due to production outpacing demand and slower economic growth. In early 2026 oil prices remained well below $70 per barrel. Oil prices began to spike sharply in March and April, reaching a high price of $114.58 on April 7, 2026, due to the war in Iran. As of May 4, 2026 the price of oil was $109.76 per barrel. Factors that may impact future commodity prices, including the price of oil and natural gas, include but are not limited to:

•
political conditions in major oil producing regions, including the conflicts in Eastern Europe, and the Middle East;
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

Recent Developments

SoftVest Special Meeting and Petition

On December 16, 2025, the Trust held a special meeting of its Unitholders (the “Special Meeting”). The Special Meeting was called by the Trustee as required by Section 8.02 of the Trust Indenture at the request of SoftVest Advisors, LLC (“SoftVest Advisors”) and other Unitholders of the Trust collectively owning not less than 15% of the Trust’s outstanding Units. At the Special Meeting, Unitholders approved a non-binding proposal for SoftVest Advisors or another appropriate party to take appropriate actions as beneficiaries of the Trust to effect the judicial reformation or modification of the Trust Indenture, to allow for the approval of any amendment to the Trust Indenture by a simple majority of votes cast by Unitholders at a special meeting at which a quorum is present.

On or about February 10, 2026, SoftVest, L.P. (“SoftVest”), a Unitholder of the Trust, mailed documents to the other Unitholders, which included a cover letter, a Citation in the District Court of Tarrant County, Texas (“Citation”), the Original Petition for Modification of Trust (the “Petition”) in the District Court of Tarrant County, Texas (Cause No. 96-373245-25) seeking judicial modification of the Trust’s Indenture, and the Petitioner SoftVest, L.P.’s Notice of Bench Trial on Petitioner’s Original Petition for Modification of Trust (“Notice of Bench Trial”), also collectively known as the “Unitholder Mailing”. The Unitholder Mailing advised Unitholders of a hearing to be scheduled Friday, May 8, 2026, at 10:30 a.m. before the 96th District Court of Tarrant County, Texas (the “Court”), Tom Vandergriff Civil Courts Building, 4th Floor, 100 North Calhoun Street, Fort Worth, Texas 76196, on the merits of SoftVest’s Petition pursuant to which it sought to (1) amend Section 8.03 of the Trust Indenture to eliminate the requirement that certain amendments require approval by 75% of the outstanding Units of the Trust, and (2) delete Section 10.01 of the Trust Indenture that sets forth certain prohibited amendments and replace Article X of the Trust Indenture with a provision permitting amendment of any provision of the Trust Indenture by a vote of Unitholders in accordance with Article VIII (which, as amended, would permit amendment by a majority in interest of Unitholders constituting a quorum at a meeting of Unitholders where a quorum is present).

On May 8, 2026, a hearing (the “Hearing”) was held before the Court in connection with the Petition. At the Hearing, the Court approved SoftVest’s requested modifications. As a result of the Court’s order, the Trustee entered into Amendment No. 2 to the Amended and Restated Trust Indenture of Permian Basin Royalty Trust dated May 8, 2026 implementing the modifications approved by the Court.

Blackbeard Settlement

On August 19, 2025, the Trustee entered into the “Settlement Agreement” in connection with its lawsuit against Blackbeard, as operator of the properties in the Waddell Ranch, in Crane County, Texas, in which the Trust holds a 75% net overriding royalty. Pursuant to the lawsuit, the Trustee had sought to recover more than $9 million in damages it alleged resulted from Blackbeard’s failure to properly calculate and pay royalties due and owing to the Trust.

Pursuant to the Settlement Agreement, Blackbeard agreed to pay the Trust $9,000,000, of which $4,500,000 was paid to the Trust on September 18, 2025, $1,125,000 was paid in January 2026, and the remainder of which will be paid in three equal installments of $1,125,000 quarterly during the 2026 calendar year.

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

Change in timing of Computation of Net Proceeds

On March 30, 2026, Blackbeard informed the Trust that after further reviewing the Trust Conveyance (Sections 1.07, 1.10, and 1.15) for the Waddell Ranch properties, it has initiated a change in the computation of net proceeds. Beginning with the activity month of January 2026, production costs will be reported in the month incurred (activity month) rather than in the month in which revenue is recognized (generally the subsequent month). To bring the quarterly reporting into compliance with this timing change in the calculation of net proceeds, the March reporting period, which will be disclosed in the Trust’s quarterly report on Form 10-Q for the second quarter of 2026, will include production costs for both January and February while reflecting one month (January) of gross proceeds.

Results of Operations

Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025

For the quarter ended March 31, 2026, royalty income received by the Trust amounted to $3,551,082 compared to royalty income of $3,054,697 during the first quarter of 2025. The royalty income for the three months ended March 31, 2026 includes the $1,125,000 partial settlement payment from Blackbeard. Pricing information for the Waddell Ranch properties is for December 2025, January and February 2026 (reflecting the period for which proceeds would have been distributed to Unitholders in the first quarter of 2026). For the Waddell Ranch properties, the average realized oil and gas prices were $59.19 per barrel (Bbl) and $0.92 per thousand cubic feet (Mcf), respectively for the three months ended March 31, 2026, compared to $68.83 per barrel (Bbl) and $1.66 per Mcf for the three months ended March 31, 2025. For the Texas Royalty properties, the average realized oil and gas prices were $57.58 per Bbl and $6.70 per Mcf, respectively for the quarter ended March 31, 2026, compared to $68.96 per Bbl and $8.61 per Mcf, respectively for the quarter ended March 31, 2025. The higher royalty income reported in the three months ended March 31, 2026, compared to the same time period in 2025 is attributable to a $1,125,000 partial settlement payment from Blackbeard in the first quarter of 2026.

Interest income for the quarter ended March 31, 2026 was $16,876 compared to $16,523 during the first quarter of 2025. The slight increase in interest income is primarily attributable to a small increase in the amount of funds available for investment. Total expenses during the first quarter of 2026 amounted to $541,157 compared to $475,008 during the first quarter of 2025. The increase in total expenses can be primarily attributed to the timing of payment of expenses.

These transactions resulted in distributable income for the quarter ended March 31, 2026 of $3,026,801 or $0.06 per Unit outstanding of beneficial interest. Distributions of $0.040056, $0.014221, and $0.010662 per Unit were made to Unitholders of record as of January 30, 2026, February 27, 2026, and March 31, 2026, respectively. The January distribution includes the second installment, in the amount of $1,125,000 of the Settlement Agreement. For the first quarter of 2025, distributable income was $2,596,212 or $0.06 per Unit outstanding of beneficial interest.

From and after May 2024, Blackbeard has provided, and will continue to provide, information to calculate net proceeds during the last week of the month. In accordance with the Trust Indenture, if royalty income is received on or just prior to the record date, it will be included in the following month's distribution, rather than the current month's distribution. As such, royalty income reporting for the Waddell Ranch properties is one month in arrears. Royalty income for the Trust for the first quarter of the calendar year is associated with actual oil and gas production for October, November, and December 2025 for the Waddell Ranch properties from which “Royalties” were carved. Royalty income for the Trust for the first quarter of the calendar year for the Texas Royalty properties is associated with actual oil and gas production from November of 2025, December of 2025 and January of 2026.

Beginning in May 2024, Blackbeard has provided production, product sales, capital expenditure, and development information for the Waddell Ranch properties from which the Trust's Royalties are carved for each distribution month on a quarterly basis, as required in the conveyance, approximately 30 days after the end of each fiscal quarter. On April 30, 2026, Blackbeard provided the Trustee with a quarterly statement showing the production volumes and computation of net proceeds to the Trust for each month of the quarter ended March 31, 2026. Oil and gas sales attributable to the Royalties and the properties from which the Royalties were carved are as follows:

	Waddell Ranch Properties
	2025 - 2026				2024 - 2025
	December	January	February	Total	December	January	February	Total
Royalties
Oil sales (Bbls)	338,471	393,189	419,195	1,150,855	200,636	193,737	233,428	627,801
Gas sales (Mcf)	1,493,371	1,807,337	1,865,916	5,166,624	1,220,898	1,031,786	1,153,901	3,406,586
Properties From Which the Royalties Were Carved:
Oil:
Total oil sales (Bbls)	451,294	524,252	558,926	1,534,472	267,515	258,316	311,237	837,068
Average per day (Bbls)	14,558	16,911	19,962	17,050	8,630	8,333	11,116	9,301
Average realized price per Bbl	$59.36	$58.55	$59.64	59.19	$71.04	$67.81	$67.64	$68.83
Gas:
Total gas sales (Mcf)	1,991,161	2,409,783	2,487,888	6,888,832	1,627,864	1,375,715	1,538,535	4,542,114
Average per day (Mcf)	64,231	77,735	88,853	76,543	52,512	44,378	54,948	50,468
Average realized price per Mcf	$0.29	$1.07	$1.28	$0.92	$1.89	$0.77	$2.31	$1.66

	Texas Royalty Properties
	2026				2025
	January	February	March	Total	January	February	March	Total
Royalties
Oil sales (Bbls)	15,285	13,325	13,047	41,657	14,914	13,469	14,957	43,340
Gas sales (Mcf)	7,401	8,573	8,518	24,492	8,213	8,774	9,462	26,449
Properties From Which the Royalties Were Carved:
Oil:
Total oil sales (Bbls)	17,309	15,292	15,009	47,610	16,839	15,307	16,839	48,985
Average per day (Bbls)	558	546	484	529	543	547	543	544
Average realized price per Bbl	$59.18	$56.78	$56.56	57.58	$67.69	$68.37	$70.81	68.96
Gas:
Total gas sales (Mcf)	8,378	9,841	9,793	28,012	9,283	9,971	10,659	29,913
Average per day (Mcf)	270	351	316	311	299	356	344	332
Average realized price per Mcf	$8.49	$5.85	$6.02	$6.70	$9.56	$8.38	$7.88	$8.61

Pricing and Production Discussion

For the Waddell Ranch properties, the average realized price of oil decreased to $59.19 per Bbl for the period December 2025 through February 2026 compared to $68.83 per Bbl for the period December 2024 through February 2025 due to worldwide market variables. The average realized price of gas decreased to $0.92 per Mcf for the period December 2025 through February 2026 from $1.66 per Mcf for the period December 2024 through February 2025.

For the Texas Royalty properties, the average realized price of oil decreased to $57.58 per Bbl in the first quarter of 2026, compared to $68.96 per Bbl in the first quarter of 2025 due to worldwide market variables. The average realized price of gas (including natural gas liquids) for the Texas Royalty properties decreased from $8.61 per Mcf in the first quarter of 2025 to $6.70 per Mcf in the first quarter of 2026 in part due to change in overall market variables.

Since the oil and gas sales attributable to the Royalties are based on an allocation formula that is dependent on such factors as price and cost (including capital expenditures), the production amounts in the Royalties section of the above table do not always provide a meaningful comparison. However, for the Texas Royalty properties, oil and gas volumes decreased from the Underlying Properties for the applicable period in 2026 compared to 2025, while for the Waddell Ranch properties, oil volumes and natural gas volumes (including plant products) increased for the applicable period in 2026 compared to 2025.

Blackbeard Capital Expense Discussion

Blackbeard advised the Trustee that capital expenditures for drilling, remedial and maintenance activities on the Waddell Ranch properties during the first quarter of 2026 totaled $48.8 million (gross) as compared to $47.9 million (gross) for the first quarter of 2025. Blackbeard does not provide capital expenditures budget information or development information for the Waddell Ranch properties such as well completions, workovers, remedial activities, and plugging and abandonment.

Blackbeard advised the Trustee that lease operating expenses and property taxes totaled $30.7 million (gross) for the first quarter of 2026, compared to $21.4 million (gross) for the same period in 2025 on the Waddell Ranch properties.

Calculation of Royalty Income

The Trust’s royalty income is computed as a percentage of the net profit from the operation of the properties in which the Trust owns net overriding royalty interests. The royalty income received and recorded by the Trust was determined by the operator as noted below. These percentages of net profits are 75% and 95% in the case of the Waddell Ranch properties and the Texas Royalty properties, respectively. Royalty income received and available for distribution by the Trust for the three months ended March 31, 2026 and 2025, respectively, was computed as shown in the table below:

	Three Months Ended March 31,
	2026		2025
	WADDELL RANCH PROPERTIES (1)	TEXAS ROYALTY PROPERTIES	WADDELL RANCH PROPERTIES	TEXAS ROYALTY PROPERTIES
Gross proceeds of sales from the Underlying Properties
Oil proceeds	$90,819,305	$2,741,568	$57,571,976	$3,378,836
Gas proceeds	6,340,865	187,634	7,687,489	256,333
Other (adjustment)(1)	(1,037,442)	—	14,483,131	—
Total	96,122,728	2,929,202	79,742,596	3,635,169
Less:
Severance tax:
Oil	4,179,667	106,597	2,945,725	129,325
Gas	33,794	6,884	76,852	11,688
Gathering and Transportation Costs	12,739,395	39,950	7,368,268	38,685
Lease operating expense and property tax:
Oil and gas	30,680,638	222,000	21,417,188	240,000
Capital expenditures	48,489,234	—	47,934,563	—
Total	96,122,728	375,431	79,742,596	419,698
Net profits(2)	—	2,553,771	—	3,215,471
Net overriding royalty interests	75%	95%	75%	95%
Royalty income(2)(3)	$—	2,426,082	$—	3,054,697

(1) Due to an NPI deficit, the Waddell Ranch properties did not contribute to royalty income from November 2024 through March 2026.

(2) The 2025 Net profits and Royalty income for the Waddell Ranch properties have been adjusted to reflect the amount received rather than reflecting Excess Costs for the quarter. Excess Costs can be reviewed in Note 4 of the Condensed Interim Financial Statements.

(3) Royalty income for the Waddell Ranch properties does not include the $1.1 million partial settlement payment received in January of 2026.

Critical Accounting Policies and Estimates

A disclosure of critical accounting policies and the more significant judgments and estimates used in the preparation of the Trust’s financial statements is included in Item 7 of the Trust’s Annual Report on Form 10-K for the year ended December 31, 2025. There have been no significant changes to the critical accounting policies during the three months ended March 31, 2026.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

SoftVest Petition

On May 8, 2026, a hearing (the “Hearing”) was held before the 96th District Court of Tarrant County, Texas (the “Court”) in connection with the Original Petition for Modification of Trust (the “Petition”) filed by SoftVest, L.P. (“SoftVest”), a Unitholder of the Trust, seeking judicial modification of the Trust Indenture. At the Hearing, the Court approved SoftVest's requested modifications which (1) amended Section 8.03 of the Trust Indenture to eliminate the requirement that certain amendments require approval by 75% of the outstanding Units of the Trust, and (2) deleted Section 10.01 of the Trust Indenture that sets forth certain prohibited amendments and replaced Article X of the Trust Indenture with a provision permitting amendment of any provision of the Trust Indenture by a vote of Unitholders in accordance with Article VIII (which, as amended, will permit amendment by a majority in interest of Unitholders constituting a quorum at a meeting of Unitholders where a quorum is present). As a result of the Court’s order, the Trustee entered into Amendment No. 2 to the Amended and Restated Trust Indenture of Permian Basin Royalty Trust dated May 8, 2026 implementing the modifications approved by the Court.

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

Pursuant to the Settlement Agreement, Blackbeard agreed to pay the Trust $9,000,000, of which $4,500,000 was paid to the Trust on September 18, 2025, $1,125,000 was paid in January 2026, and the remainder of which will be paid in three equal installments of $1,125,000 quarterly during the 2026 calendar year.

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

Item 1A. Risk Factors

Risk factors relating to the Trust are contained in Item 1A of the Trust's Annual Report on Form 10-K for the fiscal year ended December 31, 2025. Except as set forth in such filing, no material change to such risk factors has occurred during the three months ended March 31, 2026.

Items 2 through 4

Not applicable.

Item 5. Other Information

The Trust does not have any directors or officers, and as a result, no such persons adopted or terminated any Rule 10b5-1 trading arrangement or any non-Rule 10b5-1 trading arrangement, as defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

4.1

Permian Basin Amended and Restated Royalty Trust Indenture dated June 20, 2014, between Southland Royalty Company (now Burlington Resources Oil & Gas Company LP) and The First National Bank of Fort Worth (now Argent Trust Company), as Trustee, heretofore filed as Exhibit 4.1 to the Trust’s Quarterly Report on Form 10-Q to the Securities and Exchange Commission for the quarterly period ended June 30, 2014, is incorporated herein by reference. *

4.2

Amendment No. 1 to the Amended and Restated Royalty Trust Indenture of Permian Basin Royalty Trust, dated May 4, 2022, heretofore filed as Exhibit 4.1 to the Trust’s Form 8-K to the Securities and Exchange Commission filed on May 6, 2022, is incorporated herein by reference. *

4.3

Net Overriding Royalty Conveyance (Permian Basin Royalty Trust) from Southland Royalty Company (now Burlington Resources Oil & Gas Company LP) to The First National Bank of Fort Worth (now Argent Trust Company), as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit (4)(b) to the Trust’s Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980, is incorporated herein by reference. * (P)

4.4

Net Overriding Royalty Conveyance (Permian Basin Royalty Trust) from Southland Royalty Company (now Burlington Resources Oil & Gas Company LP) to The First National Bank of Fort Worth (now Argent Trust Company), as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit (4)(b) to the Trust’s Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980, is incorporated herein by reference. * (P)

4.5

Amendment No. 2 to the Amended and Restated Royalty Trust Indenture of Permian Basin Royalty Trust, dated May 8, 2026, heretofore filed as Exhibit 4.1 to the Trust’s Form 8-K to the Securities and Exchange Commission filed on May 8, 2026, is incorporated herein by reference.*

31.1

Certification by Nancy Willis, Director of Royalty Trust Services of Argent Trust Company, Trustee of Permian Basin Royalty Trust, dated May 14, 2026, and submitted pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate by Argent Trust Company, Trustee of Permian Basin Royalty Trust, dated May 14, 2026, and submitted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

99.1	Item 1A and 7 to the Annual Report on Form 10-K for Permian Basin Royalty Trust filed with the Securities and Exchange Commission on March 27, 2026 (incorporated herein by reference).

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

ARGENT TRUST COMPANY, TRUSTEE FOR THE PERMIAN BASIN ROYALTY TRUST

Date: May 14, 2026	By:	/s/ NANCY WILLIS
Nancy Willis
Director of Royalty Trust Services

(The Trust has no directors or executive officers.)