Form 10-K/A
period 2025-12-31
PERMIAN BASIN ROYALTY TRUST
filed 2026-07-14
CIK 319654

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

At March 27, 2026, there were 46,608,796 Units of Beneficial Interest of the Trust outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Permian Basin Royalty Trust (the “Trust”) is filing this Amendment No. 1 on Form 10-K/A (the “Amended 10-K”) to amend the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “Original 10-K”), originally filed with the Securities and Exchange Commission (the “SEC”) on March 27, 2026, to amend certain disclosures in (i) Item 2. Properties, under the headings “Oil and Gas Production” and “Oil and Gas Reserves”, (ii) Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, under the heading “Results of Operations”, and (iii) Item 8. Financial Statements and Supplementary Data, Notes to Financial Statements under “Note 6. to the Financial Statements, Supplemental Oil and Gas Reserve Information (Unaudited)”.

Except as described above, no other amendments are being made to the Original 10-K. This Amended 10-K does not reflect events occurring after the filing of the Original 10-K or modify or update the disclosure contained therein in any way other than as required to reflect the amendments discussed above.

The Trust has attached to this Amended 10-K updated certifications executed as of the date of this Amended 10-K by the Trustee as required by Sections 302 and 906 of the Sarbanes Oxley Act of 2002. These updated certifications are attached as Exhibits 31.1 and 32.1 to this Amended 10-K. An updated consent from the reserve engineering firm, Cawley, Gillespie & Associates, Inc. is attached as Exhibit 23.1 to this Amended 10-K.

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

	Waddell Ranch Properties			Texas Royalty Properties			Total
	2025	2024	2023	2025	2024	2023	2025	2024	2023
Royalties:
Production
Oil (barrels)	3,264,554	2,030,905	2,086,029	168,096	183,208	191,278	3,432,650	2,214,113	2,277,307
Gas (Mcf)	15,425,945	12,120,840	11,949,062	114,853	80,152	225,634	15,540,798	12,200,992	12,174,696
Underlying Properties:
Production
Oil (barrels)	4,352,738	2,707,874	2,781,372	190,875	205,201	213,525	4,543,613	2,913,075	2,994,897
Gas (Mcf)	20,567,926	16,161,120	15,932,082	130,420	89,765	251,846	20,698,346	16,250,885	16,183,928
Average Sales Price
Oil/barrel	$65.92	$76.00	$76.71	$66.50	$76.66	$76.91	$65.95	$76.04	$76.72
Gas/Mcf	$1.74	$1.40	$2.37	$8.77	$9.94	$4.60	$1.78	$1.45	$2.40
Average Production Cost Oil/Gas BOE	$18.54	$21.39	$20.59	$7.87	$7.90	$6.95	$18.26	$20.86	$19.98

Since the oil and gas sales attributable to the Royalties are based on an allocation formula that is dependent on such factors as price and cost (including capital expenditures), production amounts do not necessarily provide a meaningful comparison.

Waddell Ranch properties lease operating expense increased to $98 million (gross) in 2025 from $82 million (gross) for 2024. Lease operating expenses for 2023 were $80 million. A reason for the increase was not provided by Blackbeard. Waddell Ranch lifting cost on a barrel of oil equivalent (“BOE”) basis in 2025 was $18.54 per barrel (“bbl”) as compared to $21.39 per bbl in 2024 and $20.59 in 2023. Gas volumes, reported in thousand cubic feet (“Mcf”), are converted to equivalent BOE at a ratio of six Mcf of gas to one bbl of oil.

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

The process of estimating oil and gas reserves is complex and requires significant judgment. As a result, the Trustee has developed internal policies and controls for estimating reserves, which are reviewed annually and updated as required, and the Trust reviews the reserve reports prepared by Cawley, Gillespie & Associates, Inc. (“CG&A”). As described above, the Trust does not have information that would be available to a company with oil and gas operations because detailed information is not generally available to owners of royalty interests. The Trustee gathers production information (which information is net to the Trust’s interests in the Underlying Properties) and provides such information to CG&A who extrapolates from such information estimates of the reserves attributable to the Underlying Properties based on its expertise in the oil and gas fields where the Underlying Properties are situated, as well as publicly available information. The Trustee does not have an internal petroleum engineer or petroleum engineering department and depends on CG&A to provide information regarding oil and gas reserves. The Trust’s policies regarding reserve estimates require proved reserves to be in compliance with the SEC definitions and guidance.

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

Cawley, Gillespie & Associates, Inc.’s reports are attached as exhibits to this Form 10-K. The following table presents a reconciliation of proved reserve quantities from December 31, 2022 through December 31, 2025 (in thousands):

	Waddell Ranch Properties		Texas Royalty Properties		Total
	Oil (Bbls)	Gas (Mcf)	Oil (Bbls)	Gas (Mcf)	Oil (Bbls)	Gas (Mcf)	BOE
December 31, 2022	8,893	24,417	2,660	1,321	11,553	25,737	15,843
Extensions, discoveries, and other additions	4,504	8,064	—	—	4,504	8,064	5,848
Revisions of previous estimates	(2,137)	5,084	20	2,052	(2,118)	7,137	(929)
Production	(2,086)	(11,949)	(191)	(226)	(2,277)	(12,175)	(4,306)
December 31, 2023	9,174	25,616	2,489	3,147	11,662	28,763	16,456
Extensions, discoveries, and other additions	2,213	6,195	—	—	2,213	6,195	3,245
Revisions of previous estimates	(3,449)	2,311	154	(1,852)	(3,293)	460	(3,216)
Production	(2,031)	(12,121)	(183)	(80)	(2,214)	(12,201)	(4,248)
December 31, 2024	5,907	22,001	2,460	1,215	8,368	23,217	12,237
Extensions, discoveries, and other additions	4,886	12,148	—	—	4,886	12,148	6,911
Revisions of previous estimates	3,405	17,631	159	250	3,563	17,881	6,543
Production	(3,265)	(15,426)	(168)	(115)	(3,433)	(15,541)	(6,023)
December 31, 2025	10,933	36,354	2,451	1,350	13,384	37,705	19,668

Revisions to proved reserve volumes in each year were primarily attributable to changes in commodity prices and variations in the performance of the underlying net profits interests relative to the prior year reserve report. The performance-related revisions reflect several factors, including the level of development activity, production volumes, and development costs associated with the net profits interests.

•
For the year ended December 31, 2025, revisions increased proved reserves primarily as a result of improved performance of the net profits interests, associated with significant development activity at the Waddell Ranch, which increased reserve volumes by 7,582 thousand barrels of oil equivalent ("MBOE"). This favorable impact was partially offset by lower commodity prices, which reduced reserve volumes by 1,039 MBOE.
•
For the year ended December 31, 2024, proved reserve quantities were revised downward primarily due to lower performance of the net profits interests, resulting in a decrease of 3,104 MBOE, together with the effect of lower commodity prices, which reduced reserve volumes by 112 MBOE.
•
For the year ended December 31, 2023, revisions to proved reserve quantities were primarily attributable to lower commodity prices, which reduced reserve volumes by 4,904 MBOE. This decrease was partially offset by improved performance of the net profits interests, which increased reserve volumes by 3,975 MBOE.

Estimated quantities of proved reserves and net cash flow as of December 31, 2025 are as follows (in thousands):

	Waddell Ranch Properties
	Oil (Bbls)	Gas (Mcf)	BOE	Net Cash Flow, $	10% Disc. Cash Flow, $
Proved Developed Producing	10,933	36,354	16,992	$766,496	$481,716
Proved Developed	10,933	36,354	16,992	$766,496	$481,716
Total Proved	10,933	36,354	16,992	$766,496	$481,716

	Texas Royalty Properties
	Oil (Bbls)	Gas (Mcf)	BOE	Net Cash Flow, $	10% Disc. Cash Flow, $
Proved Developed Producing	2,451	1,350	2,676	$159,226	$66,206
Proved Developed	2,451	1,350	2,676	$159,226	$66,206
Total Proved	2,451	1,350	2,676	$159,226	$66,206

	Total Waddell Ranch Plus Texas Royalty Properties
	Oil (Bbls)	Gas (Mcf)	BOE	Net Cash Flow, $	10% Disc. Cash Flow, $
Proved Developed Producing	13,384	37,705	19,668	$925,721	$547,922
Proved Developed	13,384	37,705	19,668	$925,721	$547,922
Total Proved	13,384	37,705	19,668	$925,721	$547,922

Estimated quantities of proved developed reserves of oil and gas as of the dates indicated were as follows (in thousands):

Proved Developed Reserves:	Oil (Bbls)	Gas (Mcf)	BOE
December 31, 2022	8,022	21,216	11,558
December 31, 2023	7,236	21,001	10,736
December 31, 2024	8,368	23,217	12,237
December 31, 2025	13,384	37,705	19,668

Estimated quantities of proved undeveloped reserves of oil and gas as of the dates indicated were as follows (in thousands):

Proved Undeveloped Reserves:	Oil (Bbls)	Gas (Mcf)	BOE
December 31, 2022	3,531	4,521	4,284
December 31, 2023	4,427	7,762	5,720
December 31, 2024	—	—	—
December 31, 2025	—	—	—

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

The 2025, 2024 and 2023 change in the standardized measure of discounted future net cash revenues related to future royalty income from proved reserves attributable to the Royalties discounted at 10% is as follows (in thousands):

	Waddell Ranch Properties			Texas Royalty Properties			Total
	2025	2024	2023	2025	2024	2023	2025	2024	2023
January 1	$292,782	$426,341	$579,453	$78,584	$82,208	$107,013	$371,366	$508,548	$686,467
Extensions, discoveries, and other additions	220,395	108,923	185,611	—	—	—	220,395	108,923	185,611
Accretion of discount	29,278	42,634	57,945	7,858	8,221	10,701	37,136	50,855	68,646
Revisions of previous estimates and other	(60,739)	(272,293)	(382,673)	(8,680)	2,295	(20,490)	(69,420)	(269,997)	(403,164)
Royalty income	—	(12,823)	(13,995)	(11,555)	(14,140)	(15,016)	(11,555)	(26,963)	(29,011)
December 31	$481,716	$292,782	$426,341	$66,206	$78,584	$82,208	$547,922	$371,366	$508,549

Average oil and gas prices of $65.34 per barrel and $3.387 per Mcf, respectively, were used to determine the estimated future net revenues from the Waddell Ranch properties and the Texas Royalty properties at December 31, 2025. The increase in the discounted future net cash flows for the Waddell Ranch properties was primarily due to new drilling projects. The discounted future net cash flows for the Texas Royalty properties decreased primarily due to lower oil pricing.

Average oil and gas prices of $75.48 per barrel and $2.13 per Mcf, respectively, were used to determine the estimated future net revenues from the Waddell Ranch properties and the Texas Royalty properties at December 31, 2024. The decrease in discounted future net cash flows for the Waddell Ranch properties was primarily due to exclusion of proved undeveloped reserves and weaker pricing for oil and gas. The discounted future net cash flows for the Texas Royalty properties decreased due to weaker pricing for oil.

Average oil and gas prices of $78.22 per barrel and $2.64 per Mcf, respectively, were used to determine the estimated future net revenues from the Waddell Ranch properties and the Texas Royalty properties at December 31, 2023. The decrease in the discounted future net cash flows for the Waddell Ranch properties was primarily due to weaker pricing for oil and gas. Discounted future net cash flows for the Texas Royalty properties decreased primarily due to weaker pricing for oil.

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

	Year Ended December 31,
Royalties	2025	2024	2023
Oil Sales (Bbls)	3,432,650	2,214,113	2,277,307
Gas Sales (Mcf)	15,540,798	12,200,992	12,174,696
Underlying Properties
Oil
Total Oil Sales (Bbls)	4,543,613	2,913,075	2,994,897
Average Per Day (Bbls)	12,448	7,981	8,090
Average Price/Bbl	$65.95	$76.04	$76.72
Gas
Total Gas Sales (Mcf)	20,698,346	16,250,885	16,183,928
Average Per Day (Mcf)	56,708	44,523	44,340
Average Price/Mcf	$1.78	$1.45	$2.40

The average price of oil decreased to $65.95 per barrel in 2025, down from $76.04 per barrel in 2024. The average price of oil in 2023 was $76.72 per barrel. In addition, the average price of gas increased from $1.45 per Mcf in 2024 to $1.78 per Mcf in 2025. The average price of gas in 2023 was $2.40 per Mcf. Oil prices have decreased primarily because of world market conditions. Oil prices are expected to remain volatile. Gas liquids values have declined due to high production levels, consistently mild weather patterns, and decreased heating demand. Blackbeard, after assuming the role of operator of the Waddell Ranch properties, immediately instituted a workover of specific wells, which caused the Trust not to receive any royalty income from the Waddell Ranch properties in portions of 2023 and 2024, and all of 2025. Royalty income was not received for the Waddell Ranch properties for the year 2025 due to large capital expenditures.

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

	Total
	Oil (Bbls)	Gas (Mcf)	BOE
December 31, 2022	11,553	25,737	15,843
Extensions, discoveries, and other additions	4,504	8,064	5,848
Revisions of previous estimates	(2,118)	7,137	(929)
Production	(2,277)	(12,175)	(4,306)
December 31, 2023	11,662	28,763	16,456
Extensions, discoveries, and other additions	2,213	6,195	3,245
Revisions of previous estimates	(3,293)	460	(3,216)
Production	(2,214)	(12,201)	(4,248)
December 31, 2024	8,368	23,217	12,237
Extensions, discoveries, and other additions	4,886	12,148	6,911
Revisions of previous estimates	3,563	17,881	6,543
Production	(3,433)	(15,541)	(6,023)
December 31, 2025	13,384	37,705	19,668

Revisions to proved reserve volumes in each year were primarily attributable to changes in commodity prices and variations in the performance of the underlying net profits interests relative to the prior year reserve report. The performance-related revisions reflect several factors, including the level of development activity, production volumes, and development costs associated with the net profits interests.

•
For the year ended December 31, 2025, revisions increased proved reserves primarily as a result of improved performance of the net profits interests, associated with significant development activity at the Waddell Ranch, which increased reserve volumes by 7,582 thousand barrels of oil equivalent ("MBOE"). This favorable impact was partially offset by lower commodity prices, which reduced reserve volumes by 1,039 MBOE.
•
For the year ended December 31, 2024, proved reserve quantities were revised downward primarily due to lower performance of the net profits interests, resulting in a decrease of 3,104 MBOE, together with the effect of lower commodity prices, which reduced reserve volumes by 112 MBOE.
•
For the year ended December 31, 2023, revisions to proved reserve quantities were primarily attributable to lower commodity prices, which reduced reserve volumes by 4,904 MBOE. This decrease was partially offset by improved performance of the net profits interests, which increased reserve volumes by 3,975 MBOE.

Estimated quantities of proved developed reserves of oil and gas as of the dates indicated were as follows (in thousands):

Proved Developed Reserves:	Oil (Bbls)	Gas (Mcf)	BOE
December 31, 2022	8,022	21,216	11,558
December 31, 2023	7,236	21,001	10,736
December 31, 2024	8,368	23,217	12,237
December 31, 2025	13,384	37,705	19,668

Estimated quantities of proved undeveloped reserves of oil and gas as of the dates indicated were as follows (in thousands):

Proved Undeveloped Reserves:	Oil (Bbls)	Gas (Mcf)	BOE
December 31, 2022	3,531	4,521	4,284
December 31, 2023	4,427	7,762	5,720
December 31, 2024	—	—	—
December 31, 2025	—	—	—

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

The change in the standardized measure of discounted future net cash flows for the years ended December 31, 2025, 2024 and 2023 is as follows (in thousands):

	Total
	2025	2024	2023
January 1	$371,366	$508,548	$686,467
Extensions, discoveries, and other additions	220,395	108,923	185,611
Accretion of discount	37,136	50,855	68,646
Revisions of previous estimates and other	(69,420)	(269,997)	(403,164)
Royalty income	(11,555)	(26,963)	(29,011)
December 31	$547,922	$371,366	$508,549

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
Nancy Willis
Director of Royalty Trust Services

Date: July 14, 2026

(The Trust has no directors or executive officers.)