Form 10-Q
period 2026-06-30
PERMIAN BASIN ROYALTY TRUST
filed 2026-08-13
CIK 319654

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

Number of units of beneficial interest outstanding at August 13, 2026: 46,608,796

PERMIAN BASIN ROYALTY TRUST

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The condensed interim financial statements included herein have been prepared by Argent Trust Company as Trustee for the Permian Basin Royalty Trust (the “Trust”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed interim financial statements and notes thereto be read in conjunction with the financial statements and the notes thereto included in the Trust’s latest annual report on Form 10-K. In the opinion of the Trustee, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the assets, liabilities and trust corpus of the Trust as of June 30, 2026, and the distributable income and the changes in trust corpus for the three and six months ended June 30, 2026 and 2025, have been included. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year. Unless specified otherwise, all amounts included herein are presented in US dollars.

PERMIAN BASIN ROYALTY TRUST

CONDENSED INTERIM STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	June 30, 2026 (Unaudited)	December 31, 2025
ASSETS
Cash and short-term investments	$2,249,988	$1,715,167
Net overriding royalty interests in producing oil and gas properties (net of accumulated amortization of $10,813,495 and $10,812,650 at June 30, 2026 and December 31, 2025, respectively)	161,721	162,566
TOTAL ASSETS	$2,411,709	$1,877,733
LIABILITIES AND TRUST CORPUS
Distribution payable to Unitholders	$1,149,988	$615,167
Commitments and reserves for contingencies (Note 7)	1,100,000	1,100,000
Total Liabilities	$2,249,988	$1,715,167
Trust corpus – 46,608,796 Units of beneficial interest authorized and outstanding	161,721	162,566
TOTAL LIABILITIES AND TRUST CORPUS	$2,411,709	$1,877,733

The accompanying notes are an integral part of these condensed interim financial statements.

PERMIAN BASIN ROYALTY TRUST

CONDENSED INTERIM STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025
Royalty income	$4,158,812	$3,089,889
Interest income	16,319	15,751
Total Income	4,175,131	3,105,640
General and administrative expenditures	(304,569)	(708,385)
Distributable income	$3,870,562	$2,397,255
Distributable income per Unit (46,608,796 Units outstanding)	$0.08	$0.05

	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
Royalty income	$7,709,894	$6,144,586
Interest income	33,195	32,274
Total Income	7,743,089	6,176,860
General and administrative expenditures	(845,726)	(1,183,393)
Distributable income	$6,897,363	$4,993,467
Distributable income per Unit (46,608,796 Units outstanding)	$0.15	$0.11

The accompanying notes are an integral part of these condensed interim financial statements.

PERMIAN BASIN ROYALTY TRUST

CONDENSED INTERIM STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025
Trust corpus, beginning of period	$162,134	$163,765
Amortization of net overriding royalty interests	(413)	(643)
Distributable income	3,870,562	2,397,255
Distributions declared	(3,870,562)	(2,397,255)
Total Trust Corpus, end of period	$161,721	$163,122
Distributions per Unit (46,608,796 Units outstanding)	$0.08	$0.05

	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
Trust corpus, beginning of period	$162,566	$164,407
Amortization of net overriding royalty interests	(845)	(1,285)
Distributable income	6,897,363	4,993,467
Distributions declared	(6,897,363)	(4,993,467)
Total Trust Corpus, end of period	$161,721	$163,122
Distributions per Unit (46,608,796 Units outstanding)	$0.15	$0.11

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

At a hearing held May 8, 2026, a court approved amendments to the Trust Indenture proposed by a Unitholder that (1) amended Section 8.03 of the Trust Indenture to eliminate the requirement that certain amendments require approval by 75% of the outstanding Units of the Trust, and (2) deleted Section 10.01 of the Trust Indenture that sets forth certain prohibited amendments and replaced Article X of the Trust Indenture with a provision permitting amendment of any provision of the Trust Indenture by a vote of Unitholders in accordance with Article VIII (which, as amended, would permit amendment by a majority in interest of Unitholders constituting a quorum at a meeting of Unitholders where a quorum is present).

The terms of the Trust Indenture provide, among other things, that:

•
the Trust shall not engage in any business or commercial activity of any kind or acquire any assets other than those initially conveyed to the Trust;
•
the Trustee may not sell all or any part of the Royalties unless approved by a majority in interest of Unitholders constituting a quorum at a Unitholder meeting at which a quorum is present, in which case the sale must be for cash and the proceeds promptly distributed;

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

2.
ACCOUNTING POLICIES

Basis of Accounting

The condensed interim financial statements of the Trust are prepared on the following modified cash basis of accounting and are not intended to present financial position and results of operations in conformity with accounting principles generally accepted in the United States of America (“GAAP”):

•
Royalty income recorded for a month is the amount computed and paid to the Trustee on behalf of the Trust by the interest owners. Royalty income consists of the amounts received and available for distribution by the owners of the interest burdened by the Royalties from the sale of production less accrued production costs, development and drilling costs, applicable taxes, operating charges and other costs and deductions multiplied by 75% in the case of the Waddell Ranch properties and 95% in the case of the Texas Royalty properties. Royalty income for the Waddell Ranch properties was not received for the three and six months ended June 30, 2026.
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

As a result of excess costs, there was no royalty income received from Blackbeard for the three and six months ended June 30, 2026 with the exception of the $1.125 million partial settlement payments received in each of January and April 2026. The two $1.125 million partial payments are included in “Royalty Income” on the “Condensed Interim Statements of Distributable Income for the Six Months ended June 30, 2026” (See Note 7).

4.
EXCESS COSTS

If monthly costs exceed revenues for the Waddell Ranch properties or Texas Royalty properties, such excess costs must be recovered, with accrued interest, from future net proceeds and cannot reduce net proceeds from the other conveyance. The Waddell Ranch properties did not contribute to royalty income for the reporting months of October 2024 through May 2026 (due to Blackbeard’s reporting being one month in arrears), such that the Waddell Ranch properties remain in a deficit position as of June 30, 2026.

The following table summarizes excess costs activity, cumulative excess costs balance, and accrued interest to be recovered as calculated by Blackbeard.

	Underlying Properties	Net to the Trust
Cumulative excess costs remaining at 12/31/2025	$63,867,613	$47,900,709
Net excess costs (recovery) for the quarter ended 3/31/26	$(5,229,920)	$(3,922,440)
Net excess costs (recovery) for the quarter ended 6/30/26	(5,652,347)	(4,239,259)
Cumulative excess costs remaining at 6/30/2026	$52,985,346	$39,739,010
Accrued interest at 6/30/26	8,355,995	6,266,996
Total remaining to be recovered at 6/30/26	$61,341,341	$46,006,006

Interest for the activity month of March 2026 (the April reporting month for the Trust) included a $2,939,787 ($2,204,840 net to the Trust) true up for the months of November 2025 through January 2026 in addition to interest for the month of March 2026 of $440,069 ($330,051 net to the Trust).

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

Pursuant to the Settlement Agreement, Blackbeard has agreed to pay the Trust $9,000,000, of which $4,500,000 was paid in September 2025, $1,125,000 was paid in each of January 2026, April 2026, and July 2026, and the remainder of which is scheduled to be paid in October 2026, if the Business Combination (as defined below) has not been approved by Unitholders and closed by such date. Pursuant to the Business Combination, the Settlement Agreement would be assigned from the Trust to PBT Land and Minerals, Inc., and then following other steps in the Business Combination, would expire. See Note 9. Subsequent Events for additional information regarding the Business Combination.

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

Contingencies

Contingencies related to the Underlying Properties that are unfavorably resolved would generally be reflected by the Trust as reductions to future royalty income payments to the Trust with corresponding reductions to cash distributions to Unitholders. The Trustee maintains an expense reserve, which as of June 30, 2026 was $1,100,000, that allows the Trustee to pay obligations of the Trust in the event there is not sufficient royalty income to pay such expenses. The Trust increased the expense reserve by $400,000 to $1,500,000 with the distribution declared on July 21, 2026.

8. TRUSTEE FEES

Trustee fees for the three month periods ending June 30, 2026 and June 30, 2025, were $22,314 and $29,136, respectively. For the six months ended June 30, 2026 and 2025, Trustee fees were $40,958 and $60,501, respectively.

9. SUBSEQUENT EVENTS

Subsequent events were evaluated through the issuance date of the condensed interim financial statements. Subsequent to June 30, 2026, the Trust declared a distribution on July 21, 2026 of $0.043566 per Unit outstanding payable on August 14, 2026 to Unitholders of record on July 31, 2026.

The Trustee maintains an expense reserve that allows the Trustee to pay obligations of the Trust in the event there is not sufficient royalty income to pay such expenses. The expense reserve was $1,100,000 as of June 30, 2026 and was increased with the distribution declared on July 21, 2026 by $400,000, such that the current balance is $1,500,000.

The Trustee was notified by SoftVest, L.P. (“SoftVest”), a Unitholder of the Trust, that on July 28, 2026, SoftVest and certain of its affiliates entered into a definitive Combination Agreement with Blackbeard Holdings, LLC and certain of its affiliates (“Blackbeard”) pursuant to which they propose to combine the assets of the Trust and certain oil and natural gas mineral interest and land operations owned by Blackbeard to create a new publicly traded corporation, PBT Land and Minerals, Inc. (“New PBT”) (the “Business Combination”). Completion of the Business Combination is subject to a vote of Trust Unitholders. SoftVest and certain other unitholders representing in excess of 15% of the Trust Units have, as permitted by the Trust Indenture, requested that the Trustee call a special meeting of Trust Unitholders for purposes of considering amendments to the Trust Indenture that would implement the Business Combination and related matters. New PBT has filed a registration statement on Form S-4 that includes a prospectus and a proxy statement for purposes of soliciting proxies with respect to the special meeting. New PBT has also filed a registration statement on Form S-1 pursuant to which it will make a rights offering to Trust Unitholders with respect to shares of New PBT.

Neither the Trust, nor the Trustee is a party to the Combination Agreement, nor is the Trust or the Trustee soliciting proxies or participating in any offering of securities. The Trustee is not making any recommendation to Trust Unitholders as to how to vote with respect to the Business Combination or other proposals at the special meeting. Unitholders will be notified of the record date and meeting date for the special meeting at a later date.

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

Commodity Prices

The Trust’s income and monthly distributions are heavily influenced by commodity prices. Commodity prices may fluctuate widely in response to (i) relatively minor changes in the supply of and demand for oil and natural gas, (ii) market uncertainty and (iii) a variety of additional factors that are beyond the Trustee’s control. Recently, there has been volatility in oil and natural gas prices due in part to geopolitical conditions in Eastern Europe and the Middle East. During 2025, oil hit a high price of $79.28 per barrel on January 17, 2025 and steadily decreased throughout the year due to production outpacing demand and slower economic growth. In early 2026 oil prices remained well below $70 per barrel. Oil prices began to spike sharply in March and April, reaching a high price of $114.58 on April 7, 2026, due to the war in Iran. As of August 3, 2026 the price of oil was $81.96 per barrel. Factors that may impact future commodity prices, including the price of oil and natural gas, include but are not limited to:

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

Recent Developments

SoftVest Special Meeting, Petition, and Proposed Business Combination

On December 16, 2025, the Trust held a special meeting of its Unitholders (the “2025 Special Meeting”). The 2025 Special Meeting was called by the Trustee as required by Section 8.02 of the Trust Indenture at the request of SoftVest Advisors, LLC (“SoftVest Advisors”) and other Unitholders of the Trust collectively owning not less than 15% of the Trust’s outstanding Units. At the Special Meeting, Unitholders approved a non-binding proposal for SoftVest Advisors or another appropriate party to take appropriate actions as beneficiaries of the Trust to effect the judicial reformation or modification of the Trust Indenture, to allow for the approval of any amendment to the Trust Indenture by a simple majority of votes cast by Unitholders at a special meeting at which a quorum is present.

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

The Trustee was notified by SoftVest that on July 28, 2026, SoftVest and certain of its affiliates entered into a definitive Combination Agreement with Blackbeard Holdings, LLC and certain of its affiliates (“Blackbeard”) pursuant to which they propose to combine the assets of the Trust and certain oil and natural gas mineral interest and land operations owned by Blackbeard to create a new publicly traded corporation, PBT Land and Minerals, Inc. (“New PBT”) (the “Business Combination”). Completion of the Business Combination is subject to a vote of Trust Unitholders. SoftVest and certain other unitholders representing in excess of 15% of the Trust Units have, as permitted by the Trust Indenture, requested that the Trustee call a special meeting of Trust Unitholders for purposes of considering amendments to the Trust Indenture that would implement the Business Combination and related matters. New PBT has filed a registration statement on Form S-4 that includes a prospectus and a proxy statement for purposes of soliciting proxies with respect to the special meeting. New PBT has also filed a registration statement on Form S-1 pursuant to which it will make a rights offering to Trust Unitholders with respect to shares of New PBT.

Neither the Trust, nor the Trustee is a party to the Combination Agreement, nor is the Trust or the Trustee soliciting proxies or participating in any offering of securities. The Trustee is not making any recommendation to Trust Unitholders as to how to vote with respect to the Business Combination or other proposals at the special meeting. Unitholders will be notified of the record date and meeting date for the special meeting at a later date.

Blackbeard Settlement

On August 19, 2025, the Trustee entered into the Settlement Agreement in connection with its lawsuit against Blackbeard, as operator of the properties in the Waddell Ranch, in Crane County, Texas, in which the Trust holds a 75% net overriding royalty. Pursuant to the lawsuit, the Trustee had sought to recover more than $9 million in damages it alleged resulted from Blackbeard’s failure to properly calculate and pay royalties due and owing to the Trust.

Pursuant to the Settlement Agreement, Blackbeard has agreed to pay the Trust $9,000,000, of which $4,500,000 was paid in September 2025, $1,125,000 was paid in each of January 2026, April 2026, and July 2026, and the remainder of which is scheduled to be paid in October 2026, if the Business Combination has not been approved by Unitholders and closed by such date. Pursuant to the Business Combination, the Settlement Agreement would be assigned from the Trust to New PBT, and then following other steps in the Business Combination, would expire.

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

Change in timing of Computation of Net Proceeds

On March 30, 2026, Blackbeard informed the Trust that after further reviewing the Trust Conveyance (Sections 1.07, 1.10, and 1.15) for the Waddell Ranch properties, it has initiated a change in the computation of net proceeds. Beginning with the activity month of January 2026, production costs will be reported in the month incurred (activity month) rather than in the month in which revenue is recognized (generally the subsequent month). To bring the quarterly reporting into compliance with this timing change in the calculation of net proceeds, the March reporting period, which is disclosed in this Form 10-Q for the second quarter of 2026, will include production costs for both January and February while reflecting one month (January) of gross proceeds.

Results of Operations

Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025

For the quarter ended June 30, 2026, royalty income received by the Trust amounted to $4,158,812 compared to royalty income of $3,089,889 during the second quarter of 2025. The royalty income for the three months ended June 30, 2026 includes the $1,125,000 partial settlement payment from Blackbeard paid in April 2026. Pricing information for the Waddell Ranch properties is for March, April, and May 2026 (reflecting the period for which proceeds would have been distributed to Unitholders in the second quarter of 2026). For the Waddell Ranch properties, the average realized oil and gas prices were $68.79 per barrel (Bbl) and $1.19 per thousand cubic feet (Mcf), respectively, for the three months ended May 31, 2026, compared to $70.27 and $2.41 for the three months ended May 31, 2025. For the Texas Royalty properties, the average realized oil and gas prices were $74.46 per Bbl and $8.14 per Mcf, respectively, for the quarter ended June 30, 2026, compared to $68.61 per Bbl and $10.15 per Mcf, respectively, for the quarter ended June 30, 2025. The higher royalty income reported in the three months ended June 30, 2026, compared to the same time period in 2025 is attributable to a $1,125,000 partial settlement payment from Blackbeard in the second quarter of 2026, partially offset by lower royalty income from underlying operations.

Interest income for the quarter ended June 30, 2026 was $16,319 compared to $15,751 during the second quarter of 2025. The increase in interest income is primarily attributable to increased amounts of funds available for investment. Total expenses during the second quarter of 2026 amounted to $304,569 compared to $708,385 during the second quarter of 2025. The decrease in total expenses can be primarily attributed to expenses incurred for professional services associated with legal proceedings with Blackbeard in the second quarter of 2025.

These transactions resulted in distributable income for the quarter ended June 30, 2026 of $3,870,562 or $0.08 per Unit outstanding of beneficial interest. Distributions of $0.038014, $0.020355 and $0.024673 per Unit were made to Unitholders of record as of April 30, 2026, May 29, 2026, and June 30, 2026, respectively. The April distribution includes the third installment, in the amount of $1,125,000 of the Settlement Agreement. For the second quarter of 2025, distributable income was $2,397,255, or $0.05 per Unit outstanding of beneficial interest.

From and after May 2024, Blackbeard has provided, and will continue to provide, information to calculate net proceeds during the last week of the month. In accordance with the Trust Indenture, if royalty income is received on or just prior to the record date, it will be included in the following month's distribution, rather than the current month's distribution. As such, royalty income reporting for the Waddell Ranch properties is one month in arrears. Royalty income for the Trust for the second quarter of the calendar year is associated with actual oil and gas production for January, February, and March 2026 for the Waddell Ranch properties from which “Royalties” were carved. Royalty income for the Trust for the second quarter of the calendar year for the Texas Royalty properties is associated with actual oil and gas production from February, March, and April 2026.

Beginning in May 2024, Blackbeard has provided production, product sales, capital expenditure, and development information for the Waddell Ranch properties from which the Trust's Royalties are carved for each distribution month on a quarterly basis, as required in the conveyance, approximately 30 days after the end of each fiscal quarter. On July 30, 2026, Blackbeard provided the Trustee with a quarterly statement showing the production volumes and computation of net proceeds to the Trust for each month of the quarter ended June 30, 2026. Oil and gas sales attributable to the Royalties and the properties from which the Royalties were carved are as follows:

	Waddell Ranch Properties
	2026					2025
	March	April	May	Total	March	April	May	Total
Royalties
Oil sales (Bbls)	400,722	349,814	365,196	1,115,732	247,367	245,459	276,448	769,274
Gas sales (Mcf)	1,877,570	1,452,175	1,673,284	5,003,029	1,168,967	1,158,514	1,331,903	3,659,384
Properties From Which The Royalties Were Carved:
Oil:
Total oil sales (Bbls)	534,296	466,419	486,928	1,487,643	329,823	327,279	368,597	1,025,699
Average per day (Bbls)	17,235	15,547	15,707	16,170	10,639	10,909	11,890	11,397
Average realized price per Bbl	$57.88	$61.64	$87.61	68.79	$73.03	$70.87	$66.90	70.27
Gas:
Total gas sales (Mcf)	2,503,427	1,936,233	2,231,045	6,670,705	1,558,623	1,544,685	1,775,871	4,879,179
Average per day (Mcf)	80,756	64,541	71,969	72,508	50,278	51,490	57,286	54,213
Average realized price per Mcf	$1.72	$1.33	$0.47	$1.19	$3.03	$2.71	$1.61	$2.41

	Texas Royalty Properties
	2026				2025
	April	May	June	Total	April	May	June	Total
Royalties
Oil sales (Bbls)	12,437	13,399	14,577	40,413	15,292	13,619	14,430	43,341
Gas sales (Mcf)	9,220	7,181	6,972	23,373	8,991	9,894	8,278	27,163
Properties From Which The Royalties Were Carved:
Oil:
Total oil sales (Bbls)	14,297	15,079	16,174	45,550	17,157	15,442	16,367	48,966
Average per day (Bbls)	477	486	539	501	572	498	546	544
Average realized price per Bbl	$59.33	$73.83	$88.42	74.46	$71.97	$68.39	$65.46	68.61
Gas:
Total gas sales (Mcf)	10,584	8,081	7,743	26,408	10,093	11,198	9,392	30,683
Average per day (Mcf)	353	261	258	290	336	361	313	341
Average realized price per Mcf	$6.31	$9.23	$9.50	$8.14	$11.54	$9.42	$9.48	$10.15

Pricing and Production Discussion

For the Waddell Ranch properties, the average realized price of oil decreased to $68.79 per Bbl for the period January through March 2026 compared to $70.27 per Bbl for the period January through March of 2025 due to worldwide market variables. The average realized price of gas decreased to $1.19 per Mcf for the period January through March 2026 from $2.41 per Mcf for the period January through March of 2025.

For the Texas Royalty properties, the average realized price of oil increased to $74.46 per Bbl in the second quarter of 2026, compared to $68.61 per Bbl in the second quarter of 2025 due to worldwide market variables. The average realized price of gas (including natural gas liquids) for the Texas Royalty properties decreased from $10.15 per Mcf in the second quarter of 2025 to $8.14 per Mcf in the second quarter of 2026 in part due to change in overall market variables.

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

Blackbeard Capital Expense Discussion

Blackbeard advised the Trustee that capital expenditures for drilling, remedial and maintenance activities on the Waddell Ranch properties during the second quarter of 2026 totaled $39.6 million (gross) as compared to $61.3 million (gross) for the second quarter of 2025. Blackbeard does not provide capital expenditures budget information or development information for the Waddell Ranch properties such as well completions, workovers, remedial activities, and plugging and abandonment.

Blackbeard advised the Trustee that lease operating expenses and property taxes totaled $48.3 million (gross) for the second quarter of 2026, compared to $19.8 million (gross) for the same period in 2025 on the Waddell Ranch properties. Blackbeard did not provide the Trustee with reasons for the increase in lease operating expenses and property taxes for the quarter.

Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025

For the six months ended June 30, 2026, royalty income received by the Trust amounted to $7,709,894 compared to royalty income of $6,144,586 for the six months ended June 30, 2025. The average realized oil and gas for the Waddell Ranch properties were $63.91 per Bbl and $1.05 per Mcf, respectively for the six months ended June 30, 2026 compared to $69.55 per Bbl and $2.06 per Mcf for the six months ended June 30, 2025. For the Texas Royalty properties, the average realized oil and gas prices were $65.83 per Bbl and $7.40 per Mcf, respectively for the six months ended June 30, 2026 compared to $68.78 per Bbl and $9.36 per Mcf, respectively for the six months ended June 30, 2025. The higher royalty income reported in the six months ended June 30, 2026, compared to the same time period in 2025 is attributable to the two $1,125,000 partial settlement payments received from Blackbeard in the first and second quarters of 2026. The non-settlement royalty income decreased due to lower oil and gas pricing.

Interest income for the six months ended June 30, 2026, was $33,195 compared to $32,274 during the six months ended June 30, 2025. The increase in interest income is primarily attributable to an increase in the amounts of funds available for investment and the length of time of such investment. Total expenses during the six months ended June 30, 2026, amounted to $845,726 compared to $1,183,393 during the six months ended June 30, 2025. The decrease in total expenses can be primarily attributed to expenses for professional services associated with legal proceedings with Blackbeard during the first two quarters of 2025.

These transactions resulted in distributable income for the six months ended June 30, 2026 of $6,897,363 or $0.15 per Unit. For the six months ended June 30, 2025, distributable income was $4,993,467, or $0.11 per Unit.

On July 30, 2026, Blackbeard provided the Trustee a quarterly statement showing the production volumes and computation of net proceeds to the Trust for each month of the quarter ended June 30, 2026. Oil and gas sales attributable to the Royalties and the properties from which the Royalties were carved for the six months ended June 30, 2026 and 2025 are as follows:

	For the Six Months Ended June 30,
	2026		2025
	WADDELL RANCH PROPERTIES	TEXAS ROYALTY PROPERTIES	WADDELL RANCH PROPERTIES	TEXAS ROYALTY PROPERTIES
Royalties
Oil sales (Bbls)	2,266,586	82,070	1,397,075	86,681
Gas sales (Mcf)	10,169,652	47,865	7,065,970	53,612
Properties From Which The Royalties Were Carved:
Oil:
Total oil sales (Bbls)	3,022,115	93,160	1,862,767	97,951
Average per day (Bbls)	16,605	515	10,235	541
Average price per Bbl	$63.91	$65.83	$69.55	$68.78
Gas:
Total gas sales (Mcf)	13,559,536	54,420	9,421,293	60,596
Average per day (Mcf)	74,503	301	51,765	335
Average price per Mcf	$1.05	$7.40	$2.06	$9.36

Pricing and Production Discussion

Production and pricing information for the Waddell Ranch properties is shown for the months of December 2025 through May 2026. The average realized price of oil decreased to $63.91 per Bbl for December 2025 through May 2026 compared to $69.55 per Bbl for the six month period ended May 31, 2025 due to worldwide market variables. The average realized price of gas for the six months ended May 31, 2026 was $1.05 per Mcf, a decrease from $2.06 for the six month period ending May 31, 2025.

For the Texas Royalty properties, the average realized price of oil decreased to $65.83 per Bbl for the six months ended June 30, 2026, compared to $68.78 per Bbl for the same period of 2025 due to worldwide market variables. The average realized price of gas (including natural gas liquids) for the Texas Royalty properties decreased from $9.36 per Mcf in the six months ended June 30, 2025 to $7.40 per Mcf in the same period of 2026 due to change in overall market variables.

Since the oil and gas sales attributable to the Royalties are based on an allocation formula that is dependent on such factors as price and cost (including capital expenditures), the production amounts in the Royalties section of the above table do not provide a meaningful comparison. However, for the Texas Royalty properties, oil and gas sales volumes decreased for the properties from which the Royalties are carved for the applicable period of 2026 compared to 2025, while for the Waddell Ranch properties, oil and natural gas volumes (including plant products) increased for the applicable period in 2026 compared to 2025.

Blackbeard Capital Expense Discussion

Blackbeard advised the Trustee that capital expenditures for drilling, remedial and maintenance activities on the Waddell Ranch properties for the six months ended June 30, 2026 totaled $88.1 million (gross). For the six months ended June 30, 2025, capital expenditures were $109.2 million (gross) to the Trust. Blackbeard does not provide capital expenditures budget information or development information for the Waddell Ranch properties such as well completions, workovers, remedial activities, and plugging and abandonment.

Lease operating expenses and property taxes totaled $79.0 million (gross) for the six months ended June 30, 2026, compared to $41.2 million (gross) for the same period in 2025. Blackbeard did not provide the Trustee with reasons for the increase in lease operating expenses and property taxes for the six month period.

Calculation of Royalty Income

The Trust’s royalty income is computed as a percentage of the net profit from the operation of the properties in which the Trust owns net overriding royalty interests. The royalty income received and recorded by the Trust was determined by the operator as noted below. These percentages of net profits are 75% and 95% in the case of the Waddell Ranch properties and the Texas Royalty properties, respectively. Royalty income received and available for distribution by the Trust for the three months ended June 30, 2026 and 2025, respectively, was computed as shown in the table below:

	Three Months Ended June 30,
	2026		2025
	WADDELL RANCH(1) PROPERTIES	TEXAS ROYALTY PROPERTIES	WADDELL RANCH PROPERTIES	TEXAS ROYALTY PROPERTIES
Gross proceeds of sales from the Underlying Properties
Oil proceeds	$102,336,427	$3,391,546	$71,937,685	$3,362,228
Gas proceeds	7,923,614	214,975	11,755,670	310,899
Other (adjustment)(1)	(1,488,829)		8,951,497
Total	108,771,212	3,606,521	92,644,852	3,673,127
Less:
Severance tax:
Oil	6,979,108	133,349	3,315,545	137,047
Gas	50,101	8,551	219,485	11,380
Gathering and Transportation Costs	13,840,229	49,134	8,013,849	32,185
Lease operating expense and property tax:
Oil and gas	48,292,143	222,000	19,815,512	240,000
Capital expenditures	39,609,631	—	61,280,461	—
Total	108,771,212	413,034	92,644,852	420,612
Net profits(2)	—	3,193,487	—	3,252,515
Net overriding royalty interests	75%	95%	75%	95%
Royalty income(2)(3)	$—	3,033,813	$—	3,089,889

(1) Due to an NPI deficit, the Waddell Ranch properties did not contribute to royalty income from November 2024 through June 2026.

(2) The 2025 Net profits and Royalty income for the Waddell Ranch properties have been adjusted to reflect the amount received rather than reflecting Excess Costs for the quarter. Excess Costs can be reviewed in Note 4 of the Condensed Interim Financial Statements.

(3) Royalty income for the Waddell Ranch properties does not include the $1.125 million partial settlement payments received in April of 2026.

(4) Beginning with the activity month of January 2026, production costs are reported in the month incurred (activity month) rather than in the month in which revenue is recognized (generally the subsequent month). To bring the quarterly reporting into compliance with this timing change in the calculation of net proceeds, the March reporting period, includes production costs for both January and February while reflecting one month (January) of gross proceeds.

Critical Accounting Policies and Estimates

A disclosure of critical accounting policies and the more significant judgments and estimates used in the preparation of the Trust’s financial statements is included in Item 7 of the Trust’s Annual Report on Form 10-K for the year ended December 31, 2025. There have been no significant changes to the critical accounting policies during the six months ended June 30, 2026.

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

Pursuant to the Settlement Agreement, Blackbeard has agreed to pay the Trust $9,000,000, of which $4,500,000 was paid in September 2025, $1,125,000 was paid in each of January 2026, April 2026, and July 2026, and the remainder of which is scheduled to be paid in October 2026, if the Business Combination has not been approved by Unitholders and closed by such date. Pursuant to the Business Combination, the Settlement Agreement would be assigned from the Trust to New PBT, and then following other steps in the Business Combination, would expire. See “SoftVest Proposals and Business Combination” above for additional information.

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

Item 1A. Risk Factors

Risk factors relating to the Trust are contained in Item 1A of the Trust's Annual Report on Form 10-K for the fiscal year ended December 31, 2025. Except as set forth in such filing, and as set forth below, no material change to such risk factors has occurred during the six months ended June 30, 2026:

The terms of the Combination Agreement and proposed Business Combination were not negotiated by the Trust or the Trustee, and no party has opined on the fairness of the Business Combination to Unitholders.

Neither the Trust nor the Trustee is a party to the Combination Agreement, nor did the Trust or Trustee negotiate the terms of the Business Combination, including the percentage of New PBT shares to be held by Unitholders following the Business Combination. The negotiations were instead conducted by SoftVest, a Unitholder that beneficially owns in the aggregate approximately 13.3% of the outstanding Trust Units, at SoftVest’s initiative. Neither the Trust nor the Trustee received any opinion from an investment bank regarding the fairness of the Business Combination from a financial point of view, or any other matter. The Trustee is not making any recommendation with respect to the Business Combination or any other proposals to be considered at the special meeting. Therefore, Unitholders are strongly encouraged to carefully review the information in New PBT’s proxy statement/prospectus, including all annexes and information incorporated by reference, and other available information, so that they can make their own determination as to whether to approve amendments to the Trust Indenture to implement the Business Combination and other proposals at the special meeting.

Items 2 through 4

Not applicable.

Item 5. Other Information

The Trust does not have any directors or officers, and as a result, no such persons adopted or terminated any Rule 10b5-1 trading arrangement or any non-Rule 10b5-1 trading arrangement, as defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

4.1

Permian Basin Amended and Restated Royalty Trust Indenture dated June 20, 2014, between Southland Royalty Company (now Burlington Resources Oil & Gas Company LP) and The First National Bank of Fort Worth (now Argent Trust Company), as Trustee, heretofore filed as Exhibit 4.1 to the Trust’s Quarterly Report on Form 10-Q to the Securities and Exchange Commission for the quarterly period ended June 30, 2014, is incorporated herein by reference. *

4.2

Amendment No. 1 to the Amended and Restated Royalty Trust Indenture of Permian Basin Royalty Trust, dated May 4, 2022, heretofore filed as Exhibit 4.1 to the Trust’s Form 8-K to the Securities and Exchange Commission filed on May 6, 2022, is incorporated herein by reference. *

4.3

Amendment No. 2 to the Amended and Restated Royalty Trust Indenture of Permian Basin Royalty Trust, dated May 8, 2026, heretofore filed as Exhibit 4.1 to the Trust’s Form 8-K to the Securities and Exchange Commission filed on May 8, 2026, is incorporated herein by reference.*

4.4

Net Overriding Royalty Conveyance (Permian Basin Royalty Trust) from Southland Royalty Company (now Burlington Resources Oil & Gas Company LP) to The First National Bank of Fort Worth (now Argent Trust Company), as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit (4)(b) to the Trust’s Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980, is incorporated herein by reference. * (P)

4.5

Net Overriding Royalty Conveyance (Permian Basin Royalty Trust — Waddell Ranch) from Southland Royalty Company (now Burlington Resources Oil & Gas Company LP) to The First National Bank of Fort Worth (now Argent Trust Company), as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit (4)(c) to the Trust’s Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980, is incorporated herein by reference.* (P)

31.1

Certification by Nancy Willis, Director of Royalty Trust Services of Argent Trust Company, Trustee of Permian Basin Royalty Trust, dated August 13, 2026, and submitted pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate by Argent Trust Company, Trustee of Permian Basin Royalty Trust, dated August 13, 2026 and submitted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

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

ARGENT TRUST COMPANY, TRUSTEE FOR THE PERMIAN BASIN ROYALTY TRUST

Date: August 13, 2026	By:	/s/ NANCY WILLIS
Nancy Willis
Director of Royalty Trust Services

(The Trust has no directors or executive Officers.)