Form 10-Q
period 2026-09-30
PERMIAN BASIN ROYALTY TRUST
filed 2026-11-09
CIK 319654

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

Number of units of beneficial interest outstanding at November 9, 2026: 46,608,796

PERMIAN BASIN ROYALTY TRUST

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The condensed interim financial statements included herein have been prepared by Argent Trust Company as Trustee for the Permian Basin Royalty Trust (the “Trust”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed interim financial statements and notes thereto be read in conjunction with the financial statements and the notes thereto included in the Trust’s latest annual report on Form 10-K. In the opinion of the Trustee, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the assets, liabilities and trust corpus of the Trust as of September 30, 2026, and the distributable income and the changes in trust corpus for the three and nine months ended September 30, 2026, and 2025, have been included. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year. Unless specified otherwise, all amounts included herein are presented in US dollars.

PERMIAN BASIN ROYALTY TRUST

CONDENSED INTERIM STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	September 30, 2026 (Unaudited)	December 31, 2025
ASSETS
Cash and short-term investments	$2,663,219	$1,715,167
Net overriding royalty interests in producing oil and gas properties (net of accumulated amortization of $10,813,903 and $10,812,650 at September 30, 2026 and December 31, 2025, respectively)	161,313	162,566
TOTAL ASSETS	$2,824,532	$1,877,733
LIABILITIES AND TRUST CORPUS
Distribution payable to Unitholders	$913,219	$615,167
Commitments and reserves for contingencies (Note 7)	1,750,000	1,100,000
Total Liabilities	$2,663,219	$1,715,167
Trust corpus – 46,608,796 Units of beneficial interest authorized and outstanding	161,313	162,566
TOTAL LIABILITIES AND TRUST CORPUS	$2,824,532	$1,877,733

The accompanying notes are an integral part of these condensed interim financial statements.

PERMIAN BASIN ROYALTY TRUST

CONDENSED INTERIM STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025
Royalty income	$4,956,334	$7,258,464
Interest income	20,814	15,049
Total Income	4,977,148	7,273,513
Reserve for expenses(1)	(650,000)	—
General and administrative expenditures	(511,657)	(411,626)
Distributable income	$3,815,491	$6,861,887
Distributable income per Unit (46,608,796 Units outstanding)	$0.08	$0.15

(1) See Note 7 in the Notes to Condensed Interim Financial Statements (Unaudited)

	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
Royalty income	$12,666,228	$13,403,049
Interest income	54,009	47,324
Total Income	12,720,237	13,450,373
Reserve for expenses(1)	(650,000)	—
General and administrative expenditures	(1,357,383)	(1,595,019)
Distributable income	$10,712,854	$11,855,354
Distributable income per Unit (46,608,796 Units outstanding)	$0.23	$0.25

(1) See Note 7 in the Notes to Condensed Interim Financial Statements (Unaudited)

The accompanying notes are an integral part of these condensed interim financial statements.

PERMIAN BASIN ROYALTY TRUST

CONDENSED INTERIM STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025
Trust corpus, beginning of period	$161,721	$163,122
Amortization of net overriding royalty interests	(408)	(699)
Distributable income	3,815,491	6,861,887
Distributions declared	(3,815,491)	(6,861,887)
Total Trust Corpus, end of period	$161,313	$162,423
Distributions per Unit (46,608,796 Units outstanding)	$0.08	$0.15

	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
Trust corpus, beginning of period	$162,566	$164,407
Amortization of net overriding royalty interests	(1,253)	(1,984)
Distributable income	10,712,854	11,855,354
Distributions declared	(10,712,854)	(11,855,354)
Total Trust Corpus, end of period	$161,313	$162,423
Distributions per Unit (46,608,796 Units outstanding)	$0.23	$0.25

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

2.
ACCOUNTING POLICIES

Basis of Accounting

The condensed interim financial statements of the Trust are prepared on the following modified cash basis of accounting and are not intended to present financial position and results of operations in conformity with accounting principles generally accepted in the United States of America (“GAAP”):

•
Royalty income recorded for a month is the amount computed and paid to the Trustee on behalf of the Trust by the interest owners. Royalty income consists of the amounts received and available for distribution by the owners of the interest burdened by the Royalties from the sale of production less accrued production costs, development and drilling costs, applicable taxes, operating charges and other costs and deductions multiplied by 75% in the case of the Waddell Ranch properties and 95% in the case of the Texas Royalty properties. Royalty income for the Waddell Ranch properties was not received for the three and nine months ended September 30, 2026.
•
Trust expenses, consisting principally of routine general and administrative costs, as recorded, are based on liabilities paid and cash reserves established out of cash received or borrowed funds for liabilities and contingencies.
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

As a result of excess costs, there was no royalty income received from Blackbeard for the three and nine months ended September 30, 2026 with the exception of the $1.125 million partial settlement payments received in each of January, April, and July 2026. The three $1.125 million partial payments are included in “Royalty Income” on the “Condensed Interim Statements of Distributable Income for the Nine Months ended September 30, 2026” (See Note 7). The final partial settlement payment was received in October 2026.

4.
EXCESS COSTS

If monthly costs exceed revenues for the Waddell Ranch properties or Texas Royalty properties, such excess costs must be recovered, with accrued interest, from future net proceeds and cannot reduce net proceeds from the other conveyance. The Waddell Ranch properties did not contribute to royalty income for the reporting months of October 2024 through August 2026 (due to Blackbeard’s reporting being one month in arrears), such that the Waddell Ranch properties remain in a deficit position as of September 30, 2026.

The following table summarizes excess costs activity, cumulative excess costs balance and accrued interest to be recovered as calculated by Blackbeard.

	Underlying Properties	Net to the Trust
Cumulative excess costs remaining at 12/31/2025	$63,867,613	$47,900,709
Net excess costs (recovery) for the quarter ended 3/31/26	$(5,229,920)	$(3,922,440)
Net excess costs (recovery) for the quarter ended 6/30/26	$(5,652,347)	$(4,239,259)
Net excess costs (recovery) for the quarter ended 9/30/26	$(34,383,267)	$(25,787,451)
Cumulative excess costs remaining at 9/30/2026	$18,602,079	$13,951,559
Accrued interest at 9/30/26	$8,915,840	$6,686,880
Total remaining to be recovered at 9/30/26	$27,517,919	$20,638,439

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

Pursuant to the Settlement Agreement agreed upon between the Trust and Blackbeard to end the lawsuit filed in 2024 alleging the underpayment of royalties due and owing to the Trust, Blackbeard agreed to pay the Trust $9,000,000, of which $4,500,000 was paid in September 2025 and $1,125,000 was paid in each of January, April, July, and October 2026. For federal income tax purposes, the settlement payments made by Blackbeard were treated as additional royalty income that is received by the Trust (and, correspondingly, each Unitholder) for the period in which the settlement payment is received. See Note 7 - Commitments and Contingencies for additional information regarding the Settlement Agreement.

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

Pursuant to the Settlement Agreement, Blackbeard agreed to pay the Trust $9,000,000, of which $4,500,000 was paid in September 2025 and $1,125,000 was paid in each of January, April, July, and October 2026.

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

Contingencies

Contingencies related to the Underlying Properties that are unfavorably resolved would generally be reflected by the Trust as reductions to future royalty income payments to the Trust with corresponding reductions to cash distributions to Unitholders. The Trustee maintains an expense reserve, which as of September 30, 2026 was $1,750,000. The Trustee increased the expense reserve by $400,000 to $1,500,000 with the distribution declared on July 21, 2026, and by $250,000 to $1,750,000 with the distribution declared on August 21, 2026. The expense reserve allows the Trustee to pay obligations of the Trust in the event there is not sufficient royalty income to pay such expenses.

8. TRUSTEE FEES

Trustee fees for the three month periods ending September 30, 2026, and September 30, 2025, were $27,707 and $31,253, respectively. For the nine months ended September 30, 2026, and 2025, Trustee fees were $68,665 and $91,754, respectively.

9. SUBSEQUENT EVENTS

Subsequent events were evaluated through the issuance date of the condensed interim financial statements. Subsequent to September 30, 2026, the Trust declared a distribution on October 20, 2026, of $0.045191 per Unit outstanding payable on November 16, 2026 to Unitholders of record on October 30, 2026.

The final settlement payment from the lawsuit filed against Blackbeard, in the amount of $1,125,000, was received on October 1, 2026. See Note 7 for details on the lawsuit and settlement agreement.

The Trustee was notified by SoftVest, L.P. (“SoftVest”), a Unitholder of the Trust, that on July 28, 2026, SoftVest and certain of its affiliates entered into a definitive Combination Agreement with Blackbeard Holdings, LLC and certain of its affiliates (“Blackbeard”) pursuant to which they propose to combine the assets of the Trust and certain oil and natural gas mineral interest and land operations owned by Blackbeard to create a new publicly traded corporation, PBT Land and Minerals, Inc. (“New PBT”) (the “Business Combination”). Completion of the Business Combination is subject to a vote of Trust Unitholders. SoftVest and certain other Unitholders representing in excess of 15% of the Trust Units have, as permitted by the Trust Indenture, requested that the Trustee call a special meeting of Trust Unitholders for purposes of considering (i) a proposal to approve and adopt the terms of an amendment to the Trust Indenture to effect the Business Combination and related matters, including the termination and liquidation of the Trust, (ii) a proposal to approve and adopt the terms of the PBT Land and Minerals, Inc. Omnibus Incentive Plan, and (iii) a proposal to authorize an adjournment of the Special Meeting, if necessary or appropriate, to permit solicitation of additional proxies in favor of the aforementioned proposals. The special meeting will be held November 23, 2026. New PBT has filed a registration statement on Form S-4 that includes a prospectus and a proxy statement for purposes of soliciting proxies with respect to the special meeting. New PBT has also filed a registration statement on Form S-1 pursuant to which it will make a rights offering to Trust Unitholders with respect to shares of New PBT.

Neither the Trust, nor the Trustee is a party to the Combination Agreement, nor is the Trust or the Trustee soliciting proxies or participating in any offering of securities. The Trustee is not making any recommendation to Trust Unitholders as to how to vote with respect to the Business Combination or other proposals at the special meeting.

If Unitholders approve the Business Combination, it is anticipated that the Trust would terminate and be liquidated on or around December 1, 2026. Trust Units would cease trading and represent the right to receive New PBT shares upon the Trust’s liquidation as detailed in New PBT’s Form S-4.

* * * * *

Item 2. Trustee’s Discussion and Analysis

Forward Looking Information

Certain information included in this report contains, and other materials filed or to be filed by the Trust with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Trust) may contain or include, forward looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. Such forward looking statements may be or may concern, among other things, capital expenditures, drilling activity, development activities, production efforts and volumes, hydrocarbon prices and the results thereof, litigation, information to be received by operators of the Waddell Ranch properties or Texas Royalty properties, regulatory matters, Unitholder meetings, amendments to the Trust Indenture, and the potential termination and liquidation of the Trust. Although the Trustee believes that the expectations reflected in such forward-looking statements are reasonable, such expectations are subject to numerous risks and uncertainties and the Trustee can give no assurance that they will prove correct. There are many factors, none of which are within the Trustee’s control, that may cause such expectations not to be realized, including, among other things, factors such as actual oil and gas prices and the recoverability of reserves, capital expenditures, general economic conditions, actions and policies of petroleum-producing nations and other changes in the domestic and international energy markets. Such forward looking statements generally are accompanied by words such as “estimate,” “expect,” “predict,” “anticipate,” “goal,” “should,” “assume,” “believe,” or other words that convey the uncertainty of future events or outcomes.

Commodity Prices

The Trust’s income and monthly distributions are heavily influenced by commodity prices. Commodity prices may fluctuate widely in response to (i) relatively minor changes in the supply of and demand for oil and natural gas, (ii) market uncertainty and (iii) a variety of additional factors that are beyond the Trustee’s control. Recently, there has been volatility in oil and natural gas prices due in part to geopolitical conditions in Eastern Europe and the Middle East. During 2025, oil hit a high price of $79.28 per barrel on January 17, 2025 and steadily decreased throughout the year due to production outpacing demand and slower economic growth. In early 2026 oil prices remained well below $70 per barrel. Oil prices began to spike sharply in March and April, reaching a high price of $114.58 on April 7, 2026, due to the war in Iran. As of October 29, 2026 the price of oil was $105.51 per barrel. Factors that may impact future commodity prices, including the price of oil and natural gas, include but are not limited to:

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

The Trustee was notified by SoftVest that on July 28, 2026, SoftVest and certain of its affiliates entered into a definitive Combination Agreement with Blackbeard Holdings, LLC and certain of its affiliates (“Blackbeard”) pursuant to which they propose to combine the assets of the Trust and certain oil and natural gas mineral interest and land operations owned by Blackbeard to create a new publicly traded corporation, PBT Land and Minerals, Inc. (“New PBT”) (the “Business Combination”). Completion of the Business Combination is subject to a vote of Trust Unitholders. SoftVest and certain other Unitholders representing in excess of 15% of the Trust Units have, as permitted by the Trust Indenture, requested that the Trustee call a special meeting of Trust Unitholders for purposes of considering (i) a proposal to approve and adopt the terms of an amendment to the Trust Indenture to effect the Business Combination and related matters, including the termination and liquidation of the Trust, (ii) a proposal to approve and adopt the terms of the PBT Land and Minerals, Inc. Omnibus Incentive Plan, and (iii) a proposal to authorize an adjournment of the Special Meeting, if necessary or appropriate, to permit solicitation of additional proxies in favor of the aforementioned proposals. The special meeting will be held November 23, 2026. New PBT has filed a registration statement on Form S-4 that includes a prospectus and a proxy statement for purposes of soliciting proxies with respect to the special meeting. New PBT has also filed a registration statement on Form S-1 pursuant to which it will make a rights offering to Trust Unitholders with respect to shares of New PBT.

Neither the Trust, nor the Trustee is a party to the Combination Agreement, nor is the Trust or the Trustee soliciting proxies or participating in any offering of securities. The Trustee is not making any recommendation to Trust Unitholders as to how to vote with respect to the Business Combination or other proposals at the special meeting.

If Unitholders approve the Business Combination, it is anticipated that the Trust would terminate and be liquidated on or around December 1, 2026. Trust Units would cease trading and represent the right to receive New PBT shares upon the Trust’s liquidation as detailed in New PBT’s Form S-4.

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

Pursuant to the Settlement Agreement, Blackbeard agreed to pay the Trust $9,000,000, of which $4,500,000 was paid in September 2025 and $1,125,000 was paid in each of January, April, July, and October 2026.

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

The Trustee recently completed its joint interest audit of the revenues and expenses associated with the Trust’s net overriding royalty for the period from November 1, 2024, through October 31, 2025, and identified no exceptions.

Change in Timing of Computation of Net Proceeds

On March 30, 2026, Blackbeard informed the Trust that after further reviewing the Trust Conveyance (Sections 1.07, 1.10, and 1.15) for the Waddell Ranch properties, it has initiated a change in the computation of net proceeds. Beginning with the activity month of January 2026, production costs will be reported in the month incurred (activity month) rather than in the month in which revenue is recognized (generally the subsequent month). To bring the quarterly reporting into compliance with this timing change in the calculation of net proceeds, the March reporting period, which was disclosed in the Form 10-Q for the second quarter of 2026, included production costs for both January and February while reflecting one month (January) of gross proceeds.

Results of Operations

Three Months Ended September 30, 2026 Compared to Three Months Ended September 30, 2025

For the quarter ended September 30, 2026, royalty income received by the Trust amounted to $4,956,334 compared to royalty income of $7,258,464 during the third quarter of 2025. The royalty income for the three months ended September 30, 2026 includes the $1,125,000 partial settlement payment from Blackbeard paid in July 2026. Pricing information for the Waddell Ranch properties is for June, July, and August 2026 (reflecting the period for which proceeds would have been distributed to Unitholders in the third quarter of 2026). For the Waddell Ranch properties, the average realized oil and gas prices were $96.85 per barrel (Bbl) and $0.35 per thousand cubic feet (Mcf), respectively, for the three months ended August 31, 2026, compared to $62.32 and $1.35 for the three months ended August 31, 2025. For the Texas Royalty properties, the average realized oil and gas prices were $92.13 per Bbl and $10.39 per Mcf, respectively, for the quarter ended September 30, 2026, compared to $65.20 per Bbl and $8.65 per Mcf, respectively, for the quarter ended September 30, 2025. The lower royalty income reported in the three months ended September 30, 2026, compared to the same time period in 2025 is attributable to the $4,500,000 initial settlement payment from Blackbeard in the third quarter of 2025, partially offset by higher royalty income from underlying operations in the third quarter of 2026.

Interest income for the quarter ended September 30, 2026 was $20,814 compared to $15,049 during the third quarter of 2025. The increase in interest income is primarily attributable to increased amounts of funds available for investment.

Total expenses during the third quarter of 2026 amounted to $1,161,657 compared to $411,626 during the third quarter of 2025. The increase in total expenses can be primarily attributed to a $650,000 increase to the reserve account made in the third quarter of 2026.

These transactions resulted in distributable income for the quarter ended September 30, 2026, of $3,815,491 or $0.08 per Unit outstanding of beneficial interest. Distributions of $0.024673, $0.043566 and $0.018701 per Unit were made to Unitholders of record as of June 30, 2026, July 31, 2026, and August 31, 2026, respectively. The July distribution includes the third installment, in the amount of $1,125,000 of the Settlement Agreement, partially offset by a $400,000 increase to the expense reserve. For the third quarter of 2025, distributable income was $6,861,887, or $0.15 per Unit outstanding of beneficial interest.

From and after May 2024, Blackbeard has provided, and will continue to provide, information to calculate net proceeds during the last week of the month. In accordance with the Trust Indenture, if royalty income is received on or just prior to the record date, it will be included in the following month's distribution, rather than the current month's distribution. As such, royalty income reporting for the Waddell Ranch properties is one month in arrears. Royalty income for the Trust for the third quarter of the calendar year is associated with actual oil and gas production for April, May, and June 2026 for the Waddell Ranch properties from which “Royalties” were carved (and associated with production costs as described above under “Recent Developments – Change in Timing of Computation of Net Proceeds”). Royalty income for the Trust for the third quarter of the calendar year for the Texas Royalty properties is associated with actual oil and gas production from May, June, and July 2026.

Beginning in May 2024, Blackbeard has provided production, product sales, capital expenditure, and development information for the Waddell Ranch properties from which the Trust's Royalties are carved for each distribution month on a quarterly basis, as required in the conveyance, approximately 30 days after the end of each fiscal quarter. On October 30, 2026, Blackbeard provided the Trustee with a quarterly statement showing the production volumes and computation of net proceeds to the Trust for each month of the quarter ended September 30, 2026. Oil and gas sales attributable to the Royalties and the properties from which the Royalties were carved are as follows:

	Waddell Ranch Properties
	2026					2025
	June	July	August	Total	June	July	August	Total
Royalties
Oil sales (Bbls)	366,291	354,123	304,169	1,024,583	284,412	311,967	317,533	913,912
Gas sales (Mcf)	1,688,680	1,654,220	1,637,239	4,980,139	1,300,630	1,351,303	1,421,045	4,072,978
Properties From Which The Royalties Were Carved:
Oil:
Total oil sales (Bbls)	488,388	472,164	405,558	1,366,110	379,216	415,956	423,377	1,218,549
Average per day (Bbls)	16,280	15,231	13,083	14,849	12,641	13,418	13,657	13,245
Average realized price per Bbl	$98.36	$105.59	$84.86	$96.85	$61.61	$59.58	$65.65	$62.32
Gas:
Total gas sales (Mcf)	2,251,574	2,205,626	2,182,986	6,640,186	1,734,174	1,801,737	1,894,727	5,430,638
Average per day (Mcf)	75,052	71,149	70,419	72,176	57,806	58,121	61,120	59,029
Average realized price per Mcf	$(0.15)	$(0.16)	$1.39	$0.35	$0.96	$1.34	$1.72	$1.35

	Texas Royalty Properties
	2026				2025
	July	August	September	Total	July	August	September	Total
Royalties
Oil sales (Bbls)	13,842	14,405	13,460	41,707	12,190	14,645	13,944	40,779
Gas sales (Mcf)	5,923	5,581	4,868	16,372	10,109	8,742	10,800	29,651
Properties From Which The Royalties Were Carved:
Oil:
Total oil sales (Bbls)	15,307	15,959	15,042	46,308	13,896	16,672	15,856	46,424
Average per day (Bbls)	494	515	501	503	448	538	529	516
Average realized price per Bbl	$99.90	$93.10	$83.20	$92.13	$68.37	$62.02	$65.76	$65.20
Gas:
Total gas sales (Mcf)	6,545	6,193	5,439	18,177	11,503	9,952	12,275	33,730
Average per day (Mcf)	211	200	181	198	383	321	409	375
Average realized price per Mcf	$8.61	$9.55	$13.49	$10.39	$11.75	$7.53	$6.65	$8.65

Pricing and Production Discussion

For the Waddell Ranch properties, the average realized price of oil increased to $96.85 per Bbl for the period June through August 2026 compared to $62.32 per Bbl for the period June through August of 2025 due to worldwide market variables. The average realized price of gas decreased to $0.35 per Mcf for the period June through August 2026 from $1.35 per Mcf for the period June through August of 2025.

For the Texas Royalty properties, the average realized price of oil increased to $92.13 per Bbl in the third quarter of 2026, compared to $65.20 per Bbl in the third quarter of 2025 due to worldwide market variables. The average realized price of gas (including natural gas liquids) for the Texas Royalty properties increased from $8.65 per Mcf in the third quarter of 2025 to $10.39 per Mcf in the third quarter of 2026 in part due to change in overall market variables.

Since the oil and gas sales attributable to the Royalties are based on an allocation formula that is dependent on such factors as price and cost (including capital expenditures), the production amounts in the Royalties section of the above table do not always provide a meaningful comparison. However, for the Texas Royalty properties, both the oil and gas volumes from the Underlying Properties decreased for the applicable period in 2026 compared to 2025, while for the Waddell Ranch properties, oil volumes and natural gas volumes (including plant products) increased for the applicable period in 2026 compared to 2025.

Blackbeard Capital Expense Discussion

Blackbeard advised the Trustee that capital expenditures for drilling, remedial and maintenance activities on the Waddell Ranch properties during the third quarter of 2026 totaled $49.6 million (gross) as compared to $53.3 million (gross) for the third quarter of 2025. Blackbeard does not provide capital expenditures budget information or development information for the Waddell Ranch properties such as well completions, workovers, remedial activities, and plugging and abandonment.

Blackbeard advised the Trustee that lease operating expenses and property taxes totaled $36.7 million (gross) for the third quarter of 2026, compared to $26.6 million (gross) for the same period in 2025 on the Waddell Ranch properties. Blackbeard did not provide the Trustee with reasons for the increase in lease operating expenses and property taxes for the quarter.

Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025

For the nine months ended September 30, 2026, royalty income received by the Trust amounted to $12,666,228 compared to royalty income of $13,403,049 for the nine months ended September 30, 2025. The average realized oil and gas for the Waddell Ranch properties were $74.17 per Bbl and $0.82 per Mcf, respectively for the nine months ended September 30, 2026 compared to $66.68 per Bbl and $1.80 per Mcf, for the nine months ended September 30, 2025. Production and pricing information in the table below for the Waddell Ranch properties is shown for the months of December 2025 through August 2026 (reflecting the period for which proceeds would have been distributed to Unitholders in the first nine months of 2026). For the Texas Royalty properties, the average realized oil and gas prices were $74.57 per Bbl and $8.15 per Mcf, respectively for the nine months ended September 30, 2026 compared to $67.66 per Bbl and $9.11 per Mcf, respectively for the nine months ended September 30, 2025. The slightly lower royalty income reported in the nine months ended September 30, 2026, compared to the same time period in 2025 is attributable to a smaller portion of the Blackbeard lawsuit settlement received in the first nine months of 2026 compared to the same period in 2025, along with slightly lower oil and gas production on the Texas Royalty properties.

Interest income for the nine months ended September 30, 2026, was $54,009 compared to $47,324 during the nine months ended September 30, 2025. The increase in interest income is primarily attributable to an increase in the amounts of funds available for investment and the length of time of such investment. Total expenses during the nine months ended September 30, 2026, amounted to $2,007,383 compared to $1,595,019 during the nine months ended September 30, 2025. The increase in total expenses can be primarily attributed to a $650,000 increase to the reserve account made in the third quarter of 2026.

These transactions resulted in distributable income for the nine months ended September 30, 2026 of $10,712,854 or $0.23 per Unit. For the nine months ended September 30, 2025, distributable income was $11,855,354, or $0.25 per Unit.

On October 30, 2026, Blackbeard provided the Trustee a quarterly statement showing the production volumes and computation of net proceeds to the Trust for each month of the quarter ended September 30, 2026. Oil and gas sales attributable to the Royalties and the properties from which the Royalties were carved for the nine months ended September 30, 2026 and 2025 are as follows:

	For the Nine Months Ended September 30,
	2026		2025
	WADDELL RANCH PROPERTIES	TEXAS ROYALTY PROPERTIES	WADDELL RANCH PROPERTIES	TEXAS ROYALTY PROPERTIES
Royalties
Oil sales (Bbls)	3,291,169	123,777	2,310,987	127,460
Gas sales (Mcf)	15,149,792	64,237	11,138,948	83,263
Properties From Which The Royalties Were Carved:
Oil:
Total oil sales (Bbls)	4,388,225	139,468	3,081,316	144,375
Average per day (Bbls)	16,015	509	11,246	529
Average price per Bbl	$74.17	$74.57	$66.68	$67.66
Gas:
Total gas sales (Mcf)	20,199,722	72,597	14,851,931	94,326
Average per day (Mcf)	73,722	265	54,204	346
Average price per Mcf	$0.82	$8.15	$1.80	$9.11

Pricing and Production Discussion

Production and pricing information for the Waddell Ranch properties is shown for the months of December 2025 through August 2026. The average realized price of oil increased to $74.17 per Bbl for December 2025 through August 2026 compared to $66.68 per Bbl for the nine month period ended August 31, 2025 due to worldwide market variables. The average realized price of gas for the nine months ended August 31, 2026 was $0.82 per Mcf, a decrease from $1.80 for the nine month period ending August 31, 2025.

For the Texas Royalty properties, the average realized price of oil increased to $74.57 per Bbl for the nine months ended September 30, 2026, compared to $67.66 per Bbl for the same period of 2025 due to worldwide market variables. The average realized price of gas (including natural gas liquids) for the Texas Royalty properties decreased from $9.11 per Mcf in the nine months ended September 30, 2025 to $8.15 per Mcf in the same period of 2026 due to change in overall market variables.

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

Blackbeard Capital Expense Discussion

Blackbeard advised the Trustee that capital expenditures for drilling, remedial and maintenance activities on the Waddell Ranch properties for the nine months ended September 30, 2026 totaled $137.7 million (gross). For the nine months ended September 30, 2025, capital expenditures were $162.5 million (gross) to the Trust. Blackbeard does not provide capital expenditures budget information or development information for the Waddell Ranch properties such as well completions, workovers, remedial activities, and plugging and abandonment.

Lease operating expenses and property taxes totaled $115.7 million (gross) for the nine months ended September 30, 2026, compared to $67.8 million (gross) for the same period in 2025. Blackbeard did not provide the Trustee with reasons for the increase in lease operating expenses and property taxes for the nine month period.

Calculation of Royalty Income

The Trust’s royalty income is computed as a percentage of the net profit from the operation of the properties in which the Trust owns net overriding royalty interests. The royalty income received and recorded by the Trust was determined by the operator as noted below. These percentages of net profits are 75% and 95% in the case of the Waddell Ranch properties and the Texas Royalty properties, respectively. Royalty income received and available for distribution by the Trust for the three months ended September 30, 2026 and 2025, respectively, was computed as shown in the table below:

	Three Months Ended September 30,
	2026		2025
	WADDELL RANCH PROPERTIES	TEXAS ROYALTY PROPERTIES	WADDELL RANCH PROPERTIES	TEXAS ROYALTY PROPERTIES
Gross proceeds of sales from the Underlying Properties
Oil proceeds	$132,307,441	$4,266,405	$75,942,158	$3,026,825
Gas proceeds	2,343,862	188,834	7,333,899	291,741
Other (1)	(33,823,422)		8,540,761
Total	100,827,881	4,455,239	91,816,818	3,318,566
Less:
Severance tax:
Oil	5,485,722	154,202	3,500,952	123,880
Gas	82,486	7,374	29,496	8,314
Gathering and Transportation Costs	8,897,826	38,681	8,395,922	42,726
Lease operating expense and property tax:
Oil and gas	36,713,993	222,000	26,550,683	240,000
Capital expenditures	49,647,854	—	53,339,765	—
Total	100,827,881	422,257	91,816,818	414,920
Net profits(2)	—	4,032,982	—	2,903,646
Net overriding royalty interests	75%	95%	75%	95%
Royalty income(2)(3)	$—	3,831,333	$—	2,758,464

(1) Due to an NPI deficit, the Waddell Ranch properties did not contribute to royalty income from November 2024 through September 2026. Negative numbers mean a recoupment of excess costs; positive numbers mean an addition to excess costs.

(2) The 2025 Net profits and Royalty income for the Waddell Ranch properties have been adjusted to reflect the amount received rather than reflecting Excess Costs for the quarter. Excess Costs can be reviewed in Note 4 of the Condensed Interim Financial Statements.

(3) Royalty income for the Waddell Ranch properties does not include the $1.125 million partial settlement payments received in January, April, and July of 2026, or the $4.5 million initial settlement payment received in September 2025.

Critical Accounting Policies and Estimates

A disclosure of critical accounting policies and the more significant judgments and estimates used in the preparation of the Trust’s financial statements is included in Item 7 of the Trust’s Annual Report on Form 10-K for the year ended December 31, 2025. There have been no significant changes to the critical accounting policies during the nine months ended September 30, 2026.

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

Pursuant to the Settlement Agreement, Blackbeard agreed to pay the Trust $9,000,000, of which $4,500,000 was paid in September 2025 and $1,125,000 was paid in each of January, April, July, and October 2026.

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

Item 1A. Risk Factors

Risk factors relating to the Trust are contained in Item 1A of the Trust's Annual Report on Form 10-K for the fiscal year ended December 31, 2025. Except as set forth in such filing, and as set forth below, no material change to such risk factors has occurred during the nine months ended September 30, 2026:

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

Item 6. Exhibits

4.1

Permian Basin Amended and Restated Royalty Trust Indenture dated June 20, 2014, between Southland Royalty Company (now Burlington Resources Oil & Gas Company LP) and The First National Bank of Fort Worth (now Argent Trust Company), as Trustee, heretofore filed as Exhibit 4.1 to the Trust’s Quarterly Report on Form 10-Q to the Securities and Exchange Commission for the quarterly period ended June 30, 2014, is incorporated herein by reference. *

4.2

Amendment No. 1 to the Amended and Restated Royalty Trust Indenture of Permian Basin Royalty Trust, dated May 4, 2022, heretofore filed as Exhibit 4.1 to the Trust’s Form 8-K to the Securities and Exchange Commission filed on May 6, 2022, is incorporated herein by reference. *

4.3

Amendment No. 2 to the Amended and Restated Royalty Trust Indenture of Permian Basin Royalty Trust, dated May 8, 2026, heretofore filed as Exhibit 4.1 to the Trust’s Form 8-K to the Securities and Exchange Commission filed on May 8, 2026, is incorporated herein by reference.*

4.4

Net Overriding Royalty Conveyance (Permian Basin Royalty Trust) from Southland Royalty Company (now Burlington Resources Oil & Gas Company LP) to The First National Bank of Fort Worth (now Argent Trust Company), as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit (4)(b) to the Trust’s Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980, is incorporated herein by reference. * (P)

4.5

Net Overriding Royalty Conveyance (Permian Basin Royalty Trust — Waddell Ranch) from Southland Royalty Company (now Burlington Resources Oil & Gas Company LP) to The First National Bank of Fort Worth (now Argent Trust Company), as Trustee, dated November 3, 1980 (without Schedules), heretofore filed as Exhibit (4)(c) to the Trust’s Annual Report on Form 10-K to the Securities and Exchange Commission for the fiscal year ended December 31, 1980, is incorporated herein by reference.* (P)

31.1

Certification by Nancy Willis, Director of Royalty Trust Services of Argent Trust Company, Trustee of Permian Basin Royalty Trust, dated November 9, 2026, and submitted pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate by Argent Trust Company, Trustee of Permian Basin Royalty Trust, dated November 9, 2026 and submitted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

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

ARGENT TRUST COMPANY, TRUSTEE FOR THE PERMIAN BASIN ROYALTY TRUST

Date: November 9, 2026	By:	/s/ NANCY WILLIS
Nancy Willis
Director of Royalty Trust Services

(The Trust has no directors or executive Officers.)